Form 10-K
PETROLEUM DEVELOPMENT CORP
filed 1995-03-29
CIK 77877

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

-  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1994

   Commission File Number  0-7246

-  Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transaction period from                 to


                    PETROLEUM DEVELOPMENT CORPORATION
          (Exact name of registrant as specified in its charter)


          Nevada                                          95-2636730
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


103 East Main Street, Bridgeport, West Virginia  26330
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597


     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      Petroleum Development Corporation Common Stock, $.01 par value
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 1995, 11,040,627 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $9,156,200 (based on the last traded price of $1.25).

                    DOCUMENTS INCORPORATED BY REFERENCE


Document                                          Form 10-K Part III

Proxy                                             Items 11 and 12

                                  PART I

Item 1.  Business

General

     Petroleum Development Corporation is a Nevada corporation which was formed in 1955 and commenced gas and oil operations in 1969. The Company and its subsidiaries are engaged in the leasing of natural gas and oil mineral rights, the development of these rights by drilling exploratory and development gas and oil wells, the production and sale of gas and oil from these wells, the operation of gas and oil wells for a fee, the marketing of natural gas for itself and other producers, and the distribution of natural gas to residential, commercial and industrial customers.

     The Company typically develops its oil and gas properties in conjunction with outside investors through partnerships, joint ventures, or similar arrangements. These arrangements allow the Company to reduce the risk of its development investments through increased diversification. In addition the Company is compensated for its management of the development process through payments for services rendered to the investor partners and through an increased share in the revenues produced by the developed properties.

     Prior to 1984, virtually all of the outside investment capital was contributed by unaffiliated partnerships and joint ventures. Beginning in 1984 the Company began sponsoring as the managing general partner drilling partnerships which have invested their proceeds in Company development projects. Currently a majority of the investment in Company development programs originates from this source, however, a majority of the wells operated by the Company continue to be associated with non-affiliated investors.

     In order to facilitate the marketing of natural gas from the wells operated by PDC, the Company constructs and operates gas gathering systems which interconnect to industrial customers, interstate pipeline company facilities, and/or local distribution utilities. The Company receives gathering fees for the use of these systems.

     Gas and oil produced by wells are primarily marketed by the Company, although gas brokers are occasionally used to assist with the sales.

     The Company has an Ohio subsidiary, Paramount Natural Gas Company
(PNG), which commenced operations in October of 1992 as a regulated Ohio distribution utility. The company acquired the pipeline assets of Paramount Transmission Corporation (PTC), another Ohio subsidiary of the Company. PTC focused its efforts on the acquisition and marketing of Ohio gas production.

Exploration and Development Activities

Prospect Generation and Leasing

     PDC's staff of professional geologists is responsible for identifying areas with potential for economic production of natural gas and oil. To further this end the Company has collected and continues to collect logs, core data, production information and other raw data available from state and private agencies, other companies and individuals actively drilling in the region. From this information the geologists develop models of the subsurface structures and stratigraphy which are used to predict areas with above average prospects for economic development.

     On the basis of these models the geologists instruct the land department to obtain available gas and oil leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, these leases are obtained for a lease bonus and annual rental payments changing to a 12.5% royalty on gross production revenue. In some instances additional overriding royalty payments may be made to third parties or royalty owners with particularly attractive prospects. As of December 31, 1994, the Company had a total leasehold inventory of approximately 106,400 gross acres and 81,500 net acres. See "Properties - Oil and Gas Leases".

Drilling Activities

     When prospects have been identified and leased, the Company develops these properties by drilling exploratory or development wells. Typically the Company will act as driller-operator for these prospects, entering into contracts with partnerships, including Company sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. This arrangement is beneficial to all parties, which benefit from the diversification of risk. See "Financing of Exploration and Development Activities".

     The Company enters into a development agreement with each of its investor partners, wherein the Company agrees to assign rights in the property to be drilled to the partnership or other entity which thereby becomes owner of a working interest in the property. The Company also agrees to supervise and manage all drilling activities on the property and to supply, either directly or through subcontractors, all necessary drilling and related services and equipment. All work associated with drilling, completing and connecting wells is performed under the direct supervision of the Company. However, much of the work, including drilling, fracturing, logging and pipeline construction is performed by subcontractors specializing in those operations, as is common in the industry. Because the prices paid to the Company by its investor partners are frequently fixed before the wells are drilled, the Company is subject to risk that prices of goods or services used in the development process could increase, rendering its contracts with its investor partners less profitable or unprofitable.
In addition, problems encountered in the process can substantially increase development costs, sometimes without recourse for the Company to recover its costs from its partners. To minimize these risks, the Company seeks to lock in its costs in advance of drilling and when possible at the same time it is committing to its investor partners. A large part of the materials and services used by the Company in the development process is acquired through competitive bidding by approved vendors. The company also negotiates rates and costs for services and supplies when conditions indicate that such an approach is warranted.

     The Company's development contracts with its investor partners are negotiated with each partner and have historically taken many different forms. Generally the agreements can be classified as "turnkey", in which a specified amount is paid for drilling and another amount for completion; "cost-plus", in which the Company is reimbursed for its actual cost of drilling plus some additional amount for overhead and profit, or a "footage based" rate whereby the Company receives drilling and completion payments based on the depth of the well. As part of its compensation for its services, the Company also generally receives some interest in the production from the well in the form of an overriding royalty interest, working interest or other proportionate share of revenue or profits.

     Development Agreements with Partnerships sponsored by the Company provide for a combination of several of the aforementioned payment options. Basic drilling and completion operations are performed on a footage-based rate, with leases and gathering pipelines being contributed at Company cost. The Company also purchases a working interest in the properties.

     The majority of the activity currently being pursued by the Company is focused on the development of natural gas production in West Virginia, eastern Ohio, and western Pennsylvania. During 1994 the Company was one of the most active drilling companies in the state of West Virginia. Despite the level of activity, the Company was able to maintain a high level of environmental sensitivity and was selected for the third year in a row by the West Virginia Department of Environmental Protection for the state's top award for the quality of the environmental and reclamation work in its drilling activities. As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations.

     The sale of natural gas requires that wells be connected by pipeline to gas markets. Over the years the Company has developed extensive gathering systems in its areas of operations. The Company also continues to construct new trunklines as necessary to provide for the marketing of gas being developed from new areas, and to enhance or maintain its existing systems. The Company is paid a transportation fee for gas which is moved through these pipeline systems. In many cases the Company has been able to receive higher gas prices as a result of its ability to move gas to more attractive markets through this pipeline system, to the benefit of both the Company and its investor partners.

Acquisitions of Producing Properties

     In addition to drilling new wells, the Company continues to pursue opportunities to purchase existing producing wells from other producers and interests in the wells it operates. Generally, outside interests purchased include a majority interest in the wells and well operations.

     In 1994 the Company purchased the Pond Fork Field with 57 operating gas wells in Boone County, West Virginia. The wells added 1.9 Bcf of proved producing reserves to the Company's 1994 total. In addition, the Company purchased various royalty, overriding royalty or working interests from investor partners and outside parties.

Production Operations

     The Company currently operates approximately 800 wells in the Appalachian Basin. On average, the Company has an approximate 25% ownership interest in the wells it operates, with the balance belonging to investor partners. The Company employs engineers, supervisors and welltenders who are responsible for the day to day operation of the wells and pipeline systems. Currently these wells produce an aggregate of about 15 million cubic feet of gas per day, including the Company's share of about 3.3 million cubic feet per day. The Company's share of oil production is about 11,000 barrels per year. See "Properties - Production"

     The Company is paid a monthly operating charge for each well it operates. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, insurance and other recurring costs. The Company may also receive additional compensation for special non-recurring activities like reworks and recompletions.

Oil and Gas Marketing

     In West Virginia, the Company markets the gas from its own and its investor partner interests as a part of the services provided under the basic monthly operating charge. This gas is marketed to gas utilities, pipelines and industrial and commercial customers, either directly through the Company's gathering system, or utilizing transportation services provided by regulated interstate pipeline companies. Generally the Company negotiates its own contacts with customers. However, occasionally the services of outside gas brokers or marketers are used.

     In Ohio, the Company's subsidiary, Paramount Transmission Company
(PTC), purchases gas from local producers and gas brokers and sells gas to industrial and commercial customers utilizing open access transportation services provided by interstate pipelines and the Company's subsidiary, Paramount Natural Gas Company (PNG), which is a regulated Ohio distribution
utility.   PNG, which was formed in 1992, acquired the pipeline system previously operated by PTC. The majority of PNG's throughput is attributable to gas transported for PTC and industrial customers, for a transportation tariff, with the balance being sales to residential, commercial and industrial customers.

     The Company produces oil from wells in Tennessee, Ohio and West Virginia. All of the oil produced is sold on a spot basis to local refinery customers. See "Market for Oil and Gas".

Financing of Exploration and Development Activities

     The Company conducts drilling activities for its own account and for other investors. Prior to 1984, most of the Company's drilling funds came from unaffiliated partnerships, companies and individuals. In 1984 the Company began sponsoring private limited partnerships, and in 1989 the Company began to register public drilling programs with the Securities and Exchange Commission. Because of the Company's success with its own partnerships, and declining sales nationwide of unaffiliated partnerships, most drilling and development funds now come from partnerships in which the Company serves as Managing General Partner. However, because wells produce for a number of years, the Company continues to serve as operator for a large number of unaffiliated parties.

     The level of the Company's drilling and development activity is dependent upon the amount of subscriptions in its public drilling partnerships and investment from other partnerships or other joint venture partners. Funds received pursuant to drilling contracts were $14,858,000 in 1994, $15,872,400 in 1993, and $15,409,300 in 1992. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received.

     The Company believes that investments in drilling activities, whether through Company-sponsored partnerships or other sources, are influenced by the favorable treatment which such investments enjoy under the Federal income tax laws.

     As a result of rules associated with the registration and sale of public drilling programs, the operating margin on drilling activities associated with the Company's current partnerships is less than it has typically realized in activities with non-affiliated entities. Such constraints are expected to continue in the future, and the Company expects to realize less revenue and profit than it might realize from an equivalent amount of activity for non-affiliated partnerships or other investors.

     The Company invests in drilling activities through a 20% investment in the partnerships it sponsors, and through direct working interest investments. Certain conflict of interest provisions in joint venture and partnership agreements limit the Company's ability to benefit disproportionately from discoveries made through partnership activities. Company investments in drilling activities are funded from internally generated funds.

Market for Oil and Gas

     The market for the Company's oil and gas depends upon a number of factors including the availability of other domestic production, crude oil and natural gas imports, the proximity of oil and gas pipelines and general fluctuations in the supply and demand for oil and gas.

     For nearly a decade the United States has experienced an oversupply of natural gas. This oversupply was caused primarily by a decrease in market demand and unusually warm weather conditions. Seasonal variations exist to the extent that the demand for natural gas is somewhat lower during the summer months than during the winter season.

     Generally, the Company has been and expects to continue to be able to produce and market gas from its wells without curtailment by providing gas to purchasers at competitive prices. Open access transportation on the country's interstate pipeline system has greatly increased the range of potential markets. Whenever feasible the Company allows for multiple market possibilities from each of its gathering systems, while seeking the best available market for its gas at any point in time.

     Natural gas is sold by the Company under contracts ranging from month to month spot to a 3 year term. Virtually all of the Company's contracts have pricing tied to a market index, so the price of the gas moves to remain competitive with other available gas supplies. As a result the revenue from the sale of gas will suffer if market prices decline or benefit if they increase. The provisions of the Company's gas contracts are believed by the Company to be customary in the industry.

     The Company's sales of natural gas are to various customers, of which Hope Gas, Inc. accounted for 43.3% of the Company's revenues from oil and gas sales (7.9% of total revenues) in 1994. Hope Gas, Inc. is a regulated gas distribution company. In general, the prices it pays for gas, and the producers from which it purchases gas, are influenced by the state and federal agencies that regulate them. Natural gas sales to one industrial customer accounted for 27.1% of oil and gas sales (5.0% of total revenues) in 1994. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's revenues from oil and gas sales in 1994.

     Gas produced by the Company sold at December 31, 1994 at prices per Mcf ranging from $1.49 to $3.21, depending upon the location, the date of the sales contract and whether the gas was sold in interstate or intrastate commerce. The weighted net average price of gas sold by the Company in 1994 was $2.01 per Mcf at the wellhead.

     The Company is presently able to sell all the oil which it can produce under existing sales contracts with petroleum refiners and marketers. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements which are customary in the oil industry. None of the Company's oil production is sold under long-term contracts. The Company does not refine any of its oil production.

     No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 1994.

     Oil produced by the Company sold at December 31, 1994 at prices ranging from $15.00 to $15.50 per barrel, depending upon the location, quality of oil and governmental price controls. In 1994, the weighted net average price per barrel of oil sold by the Company was $14.41.

Governmental Regulation

     The Company's business and the oil and gas industry in general are highly regulated. The Company's services to investor partnerships include taking the steps necessary to comply with applicable regulations.

     Local Regulation. All of the Company's oil and gas production is from properties in states in which drilling activities and well operations are regulated by state authorities. These regulations, among other things, require the Company to obtain permits to build roads and drill wells and impose land restoration and minimum spacing requirements. See also "Environmental Matters".

     Paramount Natural Gas Company, which is an Ohio public utility, is subject to regulation by the Public Utilities Commission of Ohio in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues.

     Federal Regulations. Pricing of gas sold by the Company is now fully deregulated from Federal Price controls, and no proposals currently exist to reimpose controls.

     All of the interstate pipelines which the Company uses to transport gas from wells to markets are regulated by the Federal Energy Regulatory Commission (FERC). Over the past few years FERC has changed regulations on these interstate pipeline systems, forcing them, among other things, to offer open access transportation service, to unbundle the various services they provide to allow customers to pay only for those services which they use, and to change the structure of the rates which they charge. These policy changes have not yet been fully determined or implemented, and it is impossible at this time to predict the impact on the Company's business.

     Also, the Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

Environmental Matters

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Company is and will continue to be subject to present and future environmental statutes and regulations, and in the future the cost of its drilling and exploration and other activities may materially increase as a result.

     The Company's expenses relating to preserving the environment during 1994 were not significant in relation to operating costs and the Company expects no material change in 1995. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's operations or financial condition.

Competition

     The Company competes with many other companies in the search for and acquisition of oil and gas properties and leases for exploration and development, and also competes with other companies in its activities as drilling contractor. Many of these companies have substantially greater financial, technical and other resources than the Company. Competition among petroleum companies for favorable oil and gas prospects can be expected to continue. It is anticipated that the cost of acquiring oil and gas properties will increase appreciably. The Company is not a significant factor in the oil and gas industry.

     Likewise, the Company competes with a number of other companies which offer interests in drilling partnerships with a wide range of investment objectives and program structures. Competition for investment capital for both public and private drilling programs is intense.

Other Industry Factors

     Oil and gas drilling operations are subject to hazards such as fire, explosion, blowouts, cratering and oil spills, each of which could result in substantial damage to oil and gas wells, producing facilities, other property and the environment or in personal injury. Although the Company maintains liability insurance in an amount which it considers adequate, the nature of these risks is such that liabilities could exceed policy limits in which event the Company could incur significant costs that could have a materially adverse effect upon its financial condition.

Employees

     As of December 31, 1994, the Company had 76 employees. The Company's employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Item 2.  Properties

Drilling Activity

     The following table summarizes the Company's drilling activity for the past five years. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                                      Exploratory Wells Drilled

                              Total       Productive Gas          Dry
                           Drilled  Net   Drilled    Net     Drilled  Net
     1990                     2     .10      -        -         2     .10
     1991                     -      -       -        -         -      -
     1992                     -      -       -        -         -      -
     1993                     3     .75      -        -         3     .75
     1994                     -      -       -        -         -      -

     Total                    5     .85      -        -         5     .85

                               Development Wells Drilled

                               Total      Productive Gas        Dry
                           Drilled   Net  Drilled    Net     Drilled  Net

     1990                    55     12.06    49      10.95      6     1.11
     1991                    53     10.64    49       9.85      4      .79
     1992                    80     15.86    73      14.47      7     1.39
     1993                    56     10.00    49       8.75      7     1.25
     1994                    75     13.76    71      13.00      4      .76
          Total             319     62.32   291      57.02     28     5.30

     The term "exploratory well" means a well drilled with the hope of greatly extending the limits of an already developed pool or in search of an undiscovered pool of oil or gas. A "development well" is one drilled to extend the limits of an already developed pool, or within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. A "dry well (hole)" is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     A "drilled" well is a well for which the Company supervised drilling activity or in which it has a working interest. A "net" well is deemed to be held when the sum of the fractional working interests owned by the Company in wells equals one.

Production

     The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas and the costs and weighted average selling prices thereof, for the periods indicated.

                                     Year Ended December 31,

                           1994     1993       1992     1991         1990
Production (1):
  Oil (Bbls)              11,000   10,000     16,000    12,205      15,683
  Natural Gas (Mcf)    1,195,000  965,000    948,000   867,208     682,473
  Equivalent
   Barrels (2)           210,167  170,833    174,000   156,740     129,429
Average sales price
per equivalent
barrel (3)                $12.40   $12.88     $13.20    $12.55     $15.86

Average production
cost (lifting cost) per
equivalent barrel(4)      $ 3.50   $ 3.40     $ 2.87     $3.26      $4.31

     (1) Production as shown in the table, which is net after the royalty interests of others, is determined by multiplying the gross production volume of properties in which the Company has an interest by the percentage of the leasehold or other property interest owned by the Company.

     (2) The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to obtain a conversion factor to convert natural gas production into equivalent barrels of oil.

     (3) The average sales price per barrel of oil sold by the Company was $14.41 in 1994, $16.62 in 1993, $18.21 in 1992, $17.52 in 1991, and $22.17
in 1990, and the average sales price per Mcf of gas was $2.01 in 1994, $2.24 in 1993, $2.41 in 1992, $2.16 in 1991, and $2.50 in 1990.

     (4) The average production cost per Mcf of gas based on the relative energy content of six Mcf of gas equals one barrel of oil was $.58 in 1994, $.57 in 1993, $.48 in 1992, $.54 in 1991, and $.72 in 1990. Production
costs represent oil and gas operating expenses as reflected in the financial statements of the Company plus depreciation of support equipment and facilities.

     Summary of Productive Wells. The table below gives the number of the Company's productive gross and net wells at December 31, 1994.

                                  WELLS
                                Gas                 Oil
Location               Gross          Net    Gross       Net
Ohio                      14         5.11       9        2.02
Tennessee                  1          .57      60       21.80
Pennsylvania               8          .88      -          -
West Virginia            686       226.81      51       41.42
   Total                 709       233.37     120       65.24

Reserves

     All of the Company's oil and gas reserves are located in the United
States.

     "Proved reserves" are those quantities of crude oil and natural gas which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs on leases held by the Company under existing economic and operating conditions. The Company's approximate net proved reserves were estimated by the Company to be 78,000 barrels of oil and 24,980,000 Mcf of gas at December 31, 1992 and 91,000 barrels of oil and 24,660,000 Mcf of gas at December 31, 1993 and 79,000 barrels of oil and 32,225,000 Mcf of gas at December 31, 1994.

     "Proved developed reserves" are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods. The Company's approximate net proved developed reserves were estimated by the Company to be 78,000 barrels of oil and 20,477,000 Mcf of gas at December 31, 1992 and 91,000 barrels of oil and 20,181,000 Mcf of gas at December 31, 1993 and 79,000 barrels of oil and 27,746,000 Mcf of gas at December 31, 1994.

     No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1994. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

     The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves giving effect to future estimated income tax expenses, was estimated by the Company to be

$15,515,000 as of December 31, 1992, $14,018,000 as of December 31, 1993
and$14,445,000 as of December 31, 1994. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves.

     Substantially all of the Company's oil and gas reserves have been mortgaged or pledged as security for bank loans to the Company. See Note 3 of Notes to Consolidated Financial Statements.

     For additional information concerning oil and gas reserves and activities, see Notes 15, 16 and 17 of Notes to Consolidated Financial Statements.

     The Company has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

Oil and Gas Leases

     The following table sets forth, as of December 31, 1994, the acres of developed and undeveloped oil and gas properties in which the Company had an interest, listed alphabetically by state.

                                  Developed Acreage    Undeveloped Acreage

                                  Gross       Net      Gross         Net

Ohio                               2,000      1,200       900         900
Pennsylvania                         -           -        700         700
Tennessee                         15,100      3,900     4,200       4,200
West Virginia                     54,000     52,500    29,500      18,100

                                  71,100     57,600    35,300      23,900

     "Undeveloped acreage" is that leasehold acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

     A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

     As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a title examination is conducted and curative work is performed with respect to defects which the Company deems to be significant. A title examination has been performed with respect to substantially all of the Company's producing properties. The Company believes that the title to such properties is good and indefeasible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions stated in the opinion of counsel employed in the various areas in which the Company conducts its exploration activities which, in the Company's judgment, are not so material as to detract substantially from the use of such property. Also, no single property represents a material portion of the Company's holdings.

The properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties are also subject to burdens such as liens incident to operating agreements, current taxes, development obligations under oil and gas leases, farmout arrangements and other encumbrances, easements and restrictions.
The Company does not believe that any of these burdens will materially interfere with the use of the properties.

Item 3.  Legal Proceedings

Legal Proceedings

     The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
        Matters

     The common stock of the Company is traded in the over-the-counter market under the symbol PETD. The following table sets forth, for the periods indicated, the high and low bid quotations per share of the Company's common stock in the over-the-counter market, as reported by the National Quotation Bureau Incorporated. These quotations represent inter-dealer prices without retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                          High        Low

            1993
            First Quarter                 2 1/8         1
            Second Quarter                2 3/4       1 3/8
            Third Quarter                 1 7/8       1 5/16
            Fourth Quarter                2 1/16      1 5/8

            1994
            First Quarter                 2 9/16      1 9/16
            Second Quarter                2 1/4       1 3/4
            Third Quarter                 2 1/16      1 5/8
            Fourth Quarter                1 13/16     1 1/16

      As of December 31, 1994, there were approximately 2,270 record holders of the Company's common stock.

      The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6.  Selected Financial Data (1)

                                            Year Ended December 31,
                         1994        1993           1992          1991             1990
Revenues
 Oil and gas well
 drilling
 operations         $15,190,200  $12,073,500    $14,930,700   $11,070,200     $ 9,416,700
 Oil and gas sales    4,361,300    4,471,200      4,867,300     3,567,200       3,756,700
 Well operations
  income              3,730,300    3,843,100      2,935,900     2,694,500       2,290,300
 Other income           524,400       97,600        432,600       507,000         271,500
   Total            $23,806,200  $20,485,400    $23,166,500   $17,838,900     $15,735,200
Costs and Expenses
  (excluding
  interest and
  depreciation,
  depletion and
  amortization)     $20,559,500  $17,116,700    $18,826,000   $14,931,000     $12,751,100
Interest Expense    $   300,200  $    55,500    $    54,000   $    56,400     $ 1,020,100
Depreciation,
 Depletion and
 Amortization       $ 1,848,200  $ 1,717,400    $ 1,671,600   $ 1,505,500     $ 1,306,600
Income before
 extraordinary item $   921,600  $ 1,320,800    $ 1,748,100   $   869,700     $   383,700
Extraordinary item
 net of income
 taxes                    -          269,000          -             -           1,927,900

Net Income          $   921,600  $ 1,589,800    $ 1,748,100   $   869,700     $ 2,311,600

Primary earnings
 per common and
 common equivalent
 share (note 7)

Income before
 extraordinary item     $ .08        $ .11           $.16          $.08           $.04

Net income              $ .08        $ .14           $.16          $.08           $.23

Fully diluted
 earnings per
 common and common
 equivalent share
 (note 7)
Income before
 extraordinary item     $ .08        $ .11           $.14          $.07           $.04

Net income              $ .08        $ .14           $.14          $.07           $.18
Average Common and
 Common Equivalent
 Shares Outstanding
 During the Year    11,990,497    11,563,648     11,190,709    11,059,031      9,851,717

                                                December 31,
                        1994         1993           1992          1991           1990
Total Assets      $38,325,300    $36,412,900   $34,631,500   $32,040,300     $31,218,800
Working Capital   $(1,613,700)   $   289,000    $ (590,100)  $  (997,100)    $  (865,000)
Long-Term Debt,
 excluding current
 maturities       $ 3,100,000    $ 3,167,300   $ 3,968,900   $ 5,354,000     $ 6,634,200
Stockholders'
 Equity           $18,380,500    $17,235,700   $15,347,100   $13,264,000     $12,310,300

(1) See Consolidated Financial Statements elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
1994 Compared with 1993

     Total revenue increased 16.2% from $20,485,400 to $23,806,200 in 1994.
Revenues relating to the Company's drilling activities increased $3,116,700 due to an increase in drilling and completion activities in 1994 compared to 1993. Overall oil and gas sales decreased slightly in 1994 compared to 1993 as a result of lower average gas sales prices offset for the most part by increased volumes of gas sold. Other income increased by $426,800 in 1994 compared to 1993 as a result of management fee income from the Company's 1994 public drilling program.

     Costs and expenses increased 20.2% from $18,889,600 to $22,707,900 principally as a result of increased drilling activity. Cost of oil and gas well drilling operations increased $3,188,700 as a result of the increase in drilling and completion activities referred to above. General and administrative expenses increased 16.2% as a result of corporate public relations costs incurred by the Company in 1994 along with generally higher personnel costs. Depreciation, depletion, and amortization increased 7.6% in 1994 compared to 1993 as a result of an increase in the Company's investment in natural gas wells and increased production levels. Interest expense increased to $300,200 in 1994 from $55,000 in 1993 principally due to a loan agreement executed in November, 1993. Under a prior debt restructuring arrangement all interest paid was treated as retirement of principal.

     The foregoing resulted in income before income taxes and extraordinary item of $1,098,300 compared to $1,595,800 in 1993. Net income for 1994 was $921,600 compared to net income of $1,589,800 in 1993.

1993 Compared with 1992

     Total revenue decreased 11.6% from $23,166,500 to $20,485,400 in 1993.
Revenues relating to the Company's drilling activities decreased $2,857,200 due to a decrease in drilling and completion activities in 1993 compared to 1992. Oil and gas sales decreased 8.1% primarily as a result of lower sales prices. Well operations and pipeline income increased 30.9% as a result of increases in the number of wells operated and volumes of natural gas transported.

     Costs and expenses decreased 8.1% from $20,551,600 to $18,889,600 principally as a result of decreased drilling activity. Cost of oil and gas well drilling operations decreased $2,246,700 as a result of the decrease in drilling and completion activities referred to above. Oil and gas purchases and production costs increased 13.1% principally as a result of higher costs at the Company's Ohio pipeline subsidiary.

     The Company paid off its existing bank indebtedness which resulted in an extraordinary gain of $269,000 after taxes. See Notes 3 and 7 to the consolidated financial statements.

     The foregoing resulted in income before income taxes and extraordinary item of $1,595,800 compared to $2,614,900 in 1992. Net income for 1993 was $1,589,800 compared to net income of $1,748,100 in 1992.

     The Company does not provide post employment retirement benefits, and therefore is not affected by Financial Accounting Standards Board Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

1992 Compared with 1991

     Total revenue increased 29.9% from $17,838,900 to $23,166,500 in 1992.
Revenues relating to the Company's drilling activities increased $3,860,500 due to an increase in drilling and completion activities in 1992 compared to 1991. Oil and gas sales increased 36.4% as a result of higher sales prices and increased volumes from the Company's oil and gas producing properties along with increased sales volumes of the Company's pipeline subsidiary in Ohio. Well operations income increased 9.0% as a result of an increase in the number of wells operated.

     Costs and expenses increased 24.6% from $16,493,000 to $20,551,600 principally as a result of increased drilling activity. Cost of oil and gas well drilling operations increased $3,327,500 as a result of the increase in drilling and completion activities referred to above. Oil and gas purchases and production costs increased 17.4% principally as a result of increased volumes of natural gas purchased for resale at the Company's Ohio pipeline subsidiary. Depreciation, depletion and amortization increased 11.0% primarily as a result of increased drilling investment and production volumes.

     The foregoing resulted in income before taxes of $2,614,900 compared to $1,345,900 in 1991. Net income for 1992 was $1,748,100 compared to net income of $869,700 in 1991.

Liquidity and Capital Resources

     Sales volumes of natural gas continued to increase while the natural gas prices fluctuated monthly and were generally lower during the last half of the year. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently depressed and are not predictable in the coming year. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities.

     Under the 1994-1995 Drilling Program, the Company agreed to maintain a 20% purchased interest in its drilling partnerships. Under prior drilling programs, the Company generally agreed to a 10% purchased interest. As a result the Company expects its future capital requirements to be higher than levels in 1993 and prior years. The Company closed its fourth drilling partnership of 1994 on December 30th and will drill approximately 40 wells during the first quarter of 1995. The Company has registered a 1994-1995 public drilling program consisting of eight partnerships and has commenced sales of units in the fifth partnership which is scheduled to close in May, 1995. The Company's public drilling programs continue to receive wide market acceptance.

     The Company continues to pursue capital investment opportunities in producing gas properties along with its commitment to participate in its sponsored gas drilling partnerships. Management believes that the Company has adequate capital to meet its investing and operating requirements and continues to pursue opportunities for operating improvements and cost efficiencies.

                                 PART III

Item 8.   Financial Statements and Supplementary Data:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

Item 10. Directors and Executive Officers of the Company

     The executive officers and directors of the Company, their principal occupations for the past five years and additional information are set forth below:

                                                            Held Current
Name                 Age     Positions and Offices Held     Position Since

James N. Ryan         63    Chairman, Chief Executive
                            Officer and Director             March, 1983
Steven R. Williams    44    President and Director           March, 1983
Roger J. Morgan       67    Secretary and Director           November, 1969
Vincent F. D'Annunzio 42    Director                         February, 1989
Dale G. Rettinger     50    Executive Vice President,
                            Treasurer and Director           July, 1980
Gerald F. Erambert    66    Vice President                   March, 1983
Jeffrey C. Swoveland  40    Director                         March, 1991

      The term of directors is three years expiring in alternating years. Executive officers have a term of one year and until a successor is elected. Such elections are expected to occur at the Company's next annual meeting presently scheduled for June, 1994. There is no family relationship between any director or executive officer and any other director or executive officer of the Company. There are no arrangements or understandings between any director or officer and any other person pursuant to which such person was selected as an officer.

      The following is a brief account of the business experience during the past five years of each director and executive officer:

      James N. Ryan has served as President and Director of the Company from 1969 to 1983 and was elected Chairman and Chief Executive Officer in March, 1983.

      Steven R. Williams has served as President and Director of the Company since March 1983. Prior to joining the Company, Mr. Williams was employed by Exxon until 1979 and attended Stanford Graduate School of Business, graduating in 1981. He then worked with Texas Oil and Gas until July, 1982, when he joined Exco Enterprises as Manager of Operations.

      Roger J. Morgan has been a member of the law firm of Young, Morgan & Cann, Clarksburg, West Virginia, for more than the past five years. Mr. Morgan is not active in the day-to-day business of the Company, but his law firm provides legal services to the Company.

      Vincent F. D'Annunzio has for the past five years served as President of Beverage Distributors, Inc. located in Clarksburg, West Virginia. Mr. D'Annunzio is a director of CB&T Bank of Clarksburg, West Virginia.

      Dale G. Rettinger has served as Vice President and Treasurer of the Company since July, 1980. Mr. Rettinger was elected Director in 1985. Previously, Mr. Rettinger was a partner with KMG Main Hurdman, Certified Public Accountants, having served in that capacity since 1976.

      Gerald F. Erambert has served as Vice President since 1983. Prior to that time, he served as Manager of Tennessee operations for the Company for more than the past five years.

      Jeffrey C. Swoveland Director of Finance with Equitable Resources since the fall of 1994. Mr. Swoveland previously served as Vice President and a lending officer, with Mellon Bank, N.A. from July, 1989 to late 1994.

Item 11.  Management Remuneration and Transactions

      There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 1995 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 1995 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1995.

Item 13.    Certain Relationships and Related Transactions

      The response to this item is set forth herein in Note 9 in the Notes to Consolidated Financial Statements.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a) (1) Financial Statements:

                    See Index to Financial Statements and Schedules on page F-1.

                (2) Financial Statement Schedules:

                    See Index to Financial Statements and Schedules on page F-1.

                    Schedules and Financial Statements Omitted

                    All other financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

                (3) Exhibits:

                    See Exhibits Index on page E-1.

            (b) During the fourth quarter of 1994, the Company filed no report on Form 8-K.

                                                                CONFORMED COPY

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PETROLEUM DEVELOPMENT CORPORATION




                                          By  /s/ James N. Ryan
                                             James N. Ryan, Chairman


                                                March 23, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                     Title                       Date


/s/ James N. Ryan             Chairman, Chief Executive     March 23, 1995
James N. Ryan                 Officer and Director


/s/ Steven R. Williams        President and Director        March 23, 1995
Steven R. Williams


/s/ Dale G. Rettinger         Executive Vice President,     March 23, 1995
Dale G. Rettinger             Treasurer and Director
                              (principal financial and
                              accounting officer)


/s/ Roger J. Morgan           Secretary and Director        March 23, 1995
Roger J. Morgan

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

      Index to Financial Statements and Financial Statement Schedules






1.  Financial Statements:
      Independent Auditors' Report                               F-2
      Consolidated Balance Sheets - December 31, 1994 and 1993   F-3 & 4
      Consolidated Statements of Income - Years Ended
        December 31, 1994, 1993, and 1992                        F-5
      Consolidated Statements of Stockholders' Equity -
        Years Ended December 31, 1994, 1993, and 1992            F-6
      Consolidated Statements of Cash Flows -
        Years Ended December 31, 1994, 1993, and 1992            F-7
      Notes to Consolidated Financial Statements                 F-8 - 18


2.  Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts
        and Reserves                                             F-19

                       Independent Auditors' Report




The Stockholders and Board of Directors
Petroleum Development Corporation:


We have audited the consolidated financial statements of Petroleum Development Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                     KPMG PEAT MARWICK LLP










Pittsburgh, Pennsylvania
March 15, 1995

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1994 and 1993



                                                1994        1993

          Assets

Current assets:
  Cash and cash equivalents                $ 8,906,800   10,578,800
  Accounts and notes receivable (note 2)     1,975,400    2,014,800
  Inventories                                  390,200      352,100
  Prepaid expenses                             850,600      559,900

                Total current assets        12,123,000   13,505,600


Properties and equipment (notes 1 and 3):
  Oil and gas properties (successful
   efforts accounting method)               35,051,300   30,429,100
  Pipelines                                  6,525,200    6,066,700
  Transportation and other equipment         2,540,100    2,508,700
  Land and buildings                           843,300      825,000

                                            44,959,900   39,829,500

  Less accumulated depreciation,
   depletion and amortization               19,204,400   17,464,800

                                            25,755,500   22,364,700

Other assets (note 2)                          446,800      542,600



                                           $38,325,300   36,412,900










(Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1994 and 1993


                                                    1994          1993

       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt
   (note 3)                                   $    36,300        68,300
  Accounts payable                              2,484,700     2,849,300
  Accrued taxes                                    44,900       184,000
  Other accrued expenses                        1,604,200     1,146,000
  Advances for future drilling contracts        9,199,900     8,128,000
  Funds held for future distribution              366,700       841,000

                Total current liabilities      13,736,700    13,216,600

Long-term debt, excluding current maturities
  (note 3)                                      3,100,000     3,167,300

Other liabilities                                 328,600       190,900

Deferred income taxes (note 4)                  2,779,500     2,602,400

Commitments and contingencies (note 10)

Stockholders' equity (note 5):
  Common stock, par value $.01 per share;
    authorized 22,250,000 shares; issued and
    outstanding 11,040,627 and 10,831,921         110,400       108,300
  Common stock, Class A, par value $.01 per
    share; authorized 2,750,000 shares; issued
    and outstanding - none                           -             -
  Additional paid-in capital                    6,873,600     6,652,500
  Retained earnings                            11,396,500    10,474,900

                Total stockholders' equity     18,380,500    17,235,700

                                              $38,325,300    36,412,900


See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

               Years Ended December 31, 1994, 1993 and 1992


                                            1994         1993         1992
Revenues:

  Oil and gas well drilling operations  $15,190,200  12,073,500    14,930,700
  Oil and gas sales                       4,361,300   4,471,200     4,867,300
  Well operations and pipeline income     3,730,300   3,843,100     2,935,900
  Other income                              524,400      97,600       432,600
                                         23,806,200  20,485,400    23,166,500
Costs and expenses:
  Cost of oil and gas well drilling
   operations                            14,288,700  11,100,000    13,346,700
  Oil and gas purchases and production
   cost                                   4,067,000   4,119,700     3,642,600
  General and administrative expenses     2,203,800   1,897,000     1,836,700
  Depreciation, depletion
   and amortization                       1,848,200   1,717,400     1,671,600
  Interest                                  300,200      55,500        54,000
                                         22,707,900  18,889,600    20,551,600
        Income before income
         taxes and extraordinary item     1,098,300   1,595,800     2,614,900
Income taxes (note 4)                       176,700     275,000       866,800
Income before extraordinary item            921,600   1,320,800     1,748,100
Extraordinary item (less applicable
   income taxes of $89,600) (note 7)          -         269,000         -
        Net income                      $   921,600   1,589,800     1,748,100
Primary earnings per common
 and common equivalent share
 (note 8):

        Income before extraordinary
         item                                $.08         .11           .16
        Net income                           $.08         .14           .16

Fully diluted earnings per
 common and common equivalent
 share (note 8):

        Income before extraordinary
         item                                $.08         .11           .14
        Net income                           $.08         .14           .14




See accompanying notes to consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years Ended December 31, 1994, 1993 and 1992

                                  Common stock
                                     issued
                               Number                  Additional
                               of                      paid-in      Retained
                               shares    Amount        capital      earnings       Total


Balance,
   December 31, 1991         9,427,903   $ 94,200       6,032,800    7,137,000     13,264,000
Issuance of common
 stock:
  Exercise of employee
  stock options                600,000      6,000         261,000         -           267,000
Purchase of
  treasury stock              (181,250)    (1,800)       (134,100)        -          (135,900)
Reissuance of Treasury
  stock to profit
  sharing plan (note 6)        181,250      1,800         202,100         -           203,900
Net income                        -          -               -       1,748,100      1,748,100
Balance
 December 31, 1992          10,027,903    100,200       6,361,800    8,885,100     15,347,100
Issuance of common
 stock:
  Exercise of employee
   stock options               142,960      1,500          39,200         -            40,700
  Exercise of warrants       1,993,073     19,900       1,980,100         -         2,000,000
Purchase of treasury
 stock for cancellation
  or reissuance             (1,424,323)   (14,200)     (1,877,700)        -        (1,891,900)
Reissuance of Treasury
 stock to profit
 sharing plan (note 6)          92,308        900         149,100         -           150,000
Net Income                        -           -              -       1,589,800      1,589,800
  Balance,
   December 31, 1993        10,831,921    108,300       6,652,500   10,474,900     17,235,700
Issuance of common
 stock:
  Purchase of properties        55,000        500         109,500         -           110,000
  Exercise of employee
   stock options               153,706      1,600         111,600         -           113,200
Net income                                                             921,600        921,600
  Balance,
   December 31, 1994        11,040,627   $110,400       6,873,600   11,396,500     18,380,500

See accompanying notes to consolidated financial statements.

                      PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                         Years Ended December 31, 1994, 1993 and 1992


                                                  1994           1993            1992
Cash flows from operating activities:
  Net income                                 $   921,600       1,589,800       1,748,100
  Adjustment to net income to reconcile
   to cash provided by operating activities:
   Extraordinary gain on debt restructuring         -           (358,600)           -
   Deferred income taxes                          97,400         166,700         508,300
   Depreciation, depletion and amortization    1,848,200       1,717,400       1,671,600
   Disposition of leasehold acreage              173,600          97,400         144,000
   Employee compensation paid in stock           108,200            -               -
   Profit sharing plan contribution                 -            150,000         203,900
   Decrease (increase) in notes and accounts
    receivable                                    39,400         128,700         (54,200)
   Decrease in inventories                       (38,100)        (90,400)        (27,100)
   (Increase) decrease in prepaid expenses      (211,000)       (100,700)        338,400
   Decrease in other assets                       65,100          15,000          72,200
   Increase (decrease) in accounts payable
    and accrued expenses                          92,200      (1,397,700)      1,825,400
   Increase (decrease) in advances for future
    drilling contracts                         1,071,900       3,019,300        (598,400)
   (Decrease) increase in funds held for
    future distribution                         (474,300)          1,700          34,700
   Other                                          18,300           8,600          12,400
         Total adjustments                     2,790,900       3,357,400       4,131,200

         Net cash provided by operating
          activities                           3,712,500       4,947,200       5,879,300

Cash flows from investing activities:
  Capital expenditures                        (5,606,500)     (2,630,200)     (2,830,300)
  Proceeds from sale of leases                   282,100         359,600         233,000
  Proceeds from sale of fixed assets              34,200          64,400          10,600

         Net cash used in investing
          activities                          (5,290,200)     (2,206,200)     (2,586,700)

Cash flows from financing activities:
  Proceeds from debt                             800,000       3,399,000          62,000
  Proceeds from issuance of stock                  5,000          40,700         267,000
  Purchase of treasury stock                        -         (1,892,000)       (135,900)
  Retirement of debt                            (899,300)     (2,952,700)     (1,374,200)

         Net cash used in financing
          activities                             (94,300)     (1,405,000)     (1,181,100)

Net (decrease) increase in cash
 and cash equivalents                         (1,672,000)      1,336,000       2,111,500

Cash and cash equivalents,
 beginning of year                            10,578,800       9,242,800       7,131,300

Cash and cash equivalents, end of year       $ 8,906,800      10,578,800       9,242,800




See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

               Years Ended December 31, 1994, 1993 and 1992

(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Petroleum Development Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's balance sheets include its prorata share of assets and liabilities of the limited partnerships in which it participates.

     The Company is principally involved in oil and gas exploration, production and development and related property management which is considered one business segment for financial reporting purposes.

     The Company grants credit to purchasers of oil and gas and the owners of managed properties, substantially all of whom are located in the Appalachian Basin area of West Virginia, Tennessee, Pennsylvania and Ohio.

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventories

     Inventories of well equipment, parts and supplies are valued at the lower of average cost or market.

     Oil and Gas Properties

     Exploration and development costs are accounted for by the successful efforts method.

     Property acquisition costs are capitalized when incurred. Geological and geophysical costs and delay rentals are expensed as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves. If reserves are not discovered, such costs are expensed as dry holes. Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

     Unproved properties are assessed on a property-by-property basis and properties considered to be impaired are charged to expense when such impairment is deemed to have occurred.

     Costs of proved properties, including leasehold acquisition, exploration and development costs and equipment, are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

     Upon sale or retirement of complete units of depreciable or depletable property, the net cost thereof, less proceeds or salvage value, is credited or charged to income. Upon retirement of a partial unit of property, the cost thereof is charged to accumulated depreciation and depletion.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

     Transportation Equipment, Pipelines and Other Equipment

     Transportation equipment, pipelines and other equipment are carried at cost. Depreciation is provided principally on the straight-line method over useful lives of 3 to 17 years.

     Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. Upon the sale or other disposition of assets, the cost and related accumulated depreciation, depletion and amortization are removed from the accounts, the proceeds applied thereto and any resulting gain or loss is reflected in income.

     Buildings

     Buildings are carried at cost and depreciated on the straight-line method over estimated useful lives of 30 years.

     Retirement Plans

     The Company has a 401-K contributory retirement plan (401-K Plan) covering full-time employees. The Company provides a discretionary matching of employee contributions to the plan.

     The Company also has a profit sharing plan covering full-time employees. The Company's contributions to this plan are discretionary.

     During 1994, the Company established a deferred compensation arrangement covering executive officers of the Company as a supplemental retirement benefit.

     Revenue Recognition

     Oil and gas wells are drilled primarily on a contract basis.  The
       Company follows the percentage-of-completion method of income recognition for drilling operations in progress.

     Well operations income consists of operation charges for well upkeep, maintenance and operating lease income on tangible well equipment.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1992, the Company adopted Statement 109 which resulted in an immaterial cumulative effect of that change in the method of accounting for income taxes in 1992.



                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


(2)  Notes and Accounts Receivable

     The Company holds notes receivable from officers, directors and employees with interest from 8% to 12% as of December 31, 1994 and 1993, in the amounts of $41,900 and $42,200, respectively, of which $8,700 and $200 are current.

     Included in other assets are noncurrent notes and accounts receivable as of December 31, 1994 and 1993, in the amounts of $368,000 and $438,300, net of the allowance for doubtful accounts of $254,000 and $62,300, respectively.

     The allowance for doubtful current accounts receivable as of December
       31, 1994 and 1993 was $175,400 and $300,000, respectively.

(3)  Long-Term Debt

     Long-term debt at December 31, 1994 and 1993, consisted of the following:

                                                      1994       1993

  Note payable to bank, under a credit
    agreement, due in November 1996 with
    interest payable monthly at prime
    (8.5% at December 31, 1994) plus 1-1/4%            $3,100,000  3,100,000
  Mortgage note payable to bank with interest
    at prime (8.5% at December 31, 1994) plus
    1-1/2%, due in monthly installments of $2,700,
    secured by real property                            28,200     72,800
  Installment notes payable with various interest
    rates ranging to 8.5%, payable in monthly
    installments of approximately $1,300 plus
    interest through 1995, secured by equipment          8,100     62,800

                                                     3,136,300  3,235,600

         Current maturities                             36,300     68,300

  Long-term debt, excluding current maturities      $3,100,000  3,167,300

  On November 17, 1993, the Company entered into a Credit Agreement providing a borrowing base of $7,500,000 subject to adequate natural gas reserve levels.

  The Company borrowed $3,350,000 under the agreement and prepaid $1,555,400 to retire the outstanding obligation under its previously existing credit agreement. Additionally, $1,756,000 was used to repurchase 1,243,073 shares of the Company's common stock owned by the lender pursuant to the exercise of warrants issued in 1990.




                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

  The Credit Agreement requires no principal payments until it matures in November, 1996. The Company has activated $5,000,000 of the credit line and is required to pay an annual commitment fee of 1/2% on the unused portion of the activated credit facility. The loan is secured by substantially all properties and equipment of the Company. The Credit Agreement requires the existence of satisfactory levels of natural gas reserves, and additionally provides, among other things, for the maintenance of certain working capital and tangible net worth ratios along with limitations on dividend payments. All long-term debt at December 31, 1994 matures in 1996.

(4)  Income Taxes

   As discussed in note 1, the Company adopted Statement 109 as of January
     1, 1992. The cumulative effect of this change in accounting for income taxes was immaterial.

   The Company's provision for income taxes consisted of the following:

                            1994            1993         1992
   Current:
    Federal              $  66,600         111,800      285,600
    State                   12,700          86,100       72,900
     Total current
      income taxes          79,300         197,900      358,500

   Deferred:
    Federal                 75,500         129,200      393,900
    State                   21,900          37,500      114,400
     Total deferred
      income taxes          97,400         166,700      508,300

     Total taxes         $ 176,700         364,600      866,800

   Income tax expense is included in the financial statements as follows:

   Operations            $ 176,700         275,000      866,800
   Extraordinary item         -             89,600         -
                         $ 176,700         364,600      866,800

   Income tax expense attributable to income from continuing operations was $176,700, $275,000, and $866,800 for the years ended December 31, 1994,
     1993, and 1992, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                               1994           1993           1992
                              Amount         Amount         Amount
Computed "expected" tax     $373,400        542,600        889,100
State income tax              71,200         95,000        103,000
Percentage depletion        (136,000)      (240,200)      (119,400)
Nonconventional source
 fuel credit                 (18,000)      (147,000)           -
Adjustment to oil and
 gas properties             (132,700)          -               -
Other                         18,800         24,600         (5,900)
                           $ 176,700        275,000        866,800

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994, 1993 and 1992 are presented below:

                                        1994           1993        1992
Deferred tax assets:
  Future interest expense
   deductions for tax over book    $      -              -        198,400
  Drilling notes, principally
   due to allowance for
   doubtful accounts                   839,700      1,104,900   1,114,400
  Investment tax credit
   carryforwards                       342,100        364,300     398,000
  Alternative minimum tax
   credit carryforwards
   (Section 29)                        698,600        632,000     530,900
  Other                                340,200        271,400     137,300
    Total gross deferred tax assets  2,220,600      2,372,600   2,379,000
    Less valuation allowance          (842,700)      (797,700)   (698,000)
    Deferred tax assets              1,377,900      1,574,900   1,681,000
    Less current deferred tax assets
     (included in prepaid expenses)   (275,000)      (195,300)   (180,300)
    Net non-current deferred
     tax assets                      1,102,900      1,379,600   1,500,700
Deferred tax liabilities:
  Plant and equipment,
   principally due to
   differences in depreciation
   and amortization                 (3,882,400)    (3,982,000) (3,921,300)
    Total gross deferred
     tax liabilities                (3,882,400)    (3,982,000) (3,921,300)
    Net deferred tax liability     $(2,779,500)    (2,602,400) (2,420,600)

The Company has evaluated each deferred tax asset and has provided a valuation allowance where it is believed more likely than not that some portion of the asset will not be realized.

The valuation allowance for deferred tax assets as of January 1, 1992 was $400,400. The net changes in the total valuation allowance for the years ended December 31, 1994, 1993, and 1992 were increases of $45,000, $99,700, and $297,600, respectively.

At December 31, 1994, the Company has investment tax credit carryforwards for federal income tax purposes of approximately $342,100 which are available to reduce future federal income taxes, if any, through 2000. In addition, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $698,600 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(5) Common Stock

Warrants

The Company had outstanding warrants to purchase 2,750,000 shares of its common stock at $.50 per share which were issued in connection with a 1990 debt restructuring. During 1993, the Company paid off its existing debt and entered into an agreement whereby the holder exercised warrants for 1,993,073 shares and surrendered warrants for 756,927 shares in lieu of a cash payment in connection with the warrants exercised. The Company repurchased and retired 1,243,073 of these shares for $1,756,000. The

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

Company obtained an option to acquire an additional 250,000 of these shares until June 30, 1995 at 10% below market price. As of December 31, 1993 there are no warrants outstanding.

Options

During 1993, options amounting to 128,500 shares were granted to certain employees and directors under the Company's Stock Option Plans. These options were granted at market value as of the date of grant and the outstanding options expire from 1995 to 2000.

                               1994                                 1993

                 Number                                    Number
                 of Shares    Average      Range           of Shares   Average     Range
Outstanding at
 beginning of
 year            2,182,250    $ .71      .38 - 1.63       2,398,750    $ .64      .38 - 1.00
Granted               -       $  -            -             128,500    $1.63     1.63 - 1.63
Exercised         (226,250)   $ .50      .44 -  .69        (156,000)   $ .42      .38 -  .65
Expired               -       $  -            -            (189,000)   $ .64      .55 -  .72
Outstanding
 and exceri-
 sable at end
 of year         1,956,000    $ .77      .38 - 1.63       2,182,250    $ .71      .38 - 1.63


Stock Redemption Agreement

   The Company has stock redemption agreements with three officers of the Company. The agreements require the Company to maintain life insurance on each executive in the amount of $1,000,000. The agreements provide that the Company shall utilize the proceeds from such insurance to purchase from such executives' estates or heirs, at their option, shares of the Company's stock. The purchase price for the outstanding common stock is to be based upon the average closing asked price for the Company's stock as quoted by NASDAQ during a specified period. The Company is not required to purchase any shares in excess of the amount provided for by such insurance.

(6)  Employee Benefit Plans

   The Company made 401-K Plan contributions of $68,700, $63,200, and
     $59,800 for 1994, 1993 and 1992 respectively.

   The Company has a profit sharing plan (the Plan) covering full-time employees. The Company's contributions to the Plan consisted of 92,308 and 181,250 shares of the Company's stock (treasury shares) with market values of $150,000 and $203,900 on the dates of contribution plus $5,000 and $1,000 in cash, for 1993 and 1992, respectively. The Company did not make a contribution to the Plan during 1994.

   During 1994, the Company expensed and established a liability for $90,000 under a deferred compensation arrangement with the executive officers of the Company.

(7)  Extraordinary Item

   As discussed in Note 3, the Company executed a new credit agreement on November 17, 1993. As a result of the early retirement of the outstanding obligation under the previously existing credit arrangement, the Company wrote off the remaining liability for future

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

     interest amounting to $358,600 established in connection with a debt restructuring in 1990. Consistent with the accounting for the 1990 restructuring, the write-off of $358,600 before applicable income taxes of $89,600 has been accounted for as an extraordinary item.

(8)  Earnings Per Share

   Earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 11,990,497 for 1994, 11,563,648 for 1993, and 11,190,709 for 1992.

   Fully diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding of 11,990,497, 11,563,648, and 12,633,367, for 1994, 1993 and 1992,
     respectively. Stock warrants and options are considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding.

(9)  Transactions with Affiliates

   As part of its duties as well operator, the Company received $12,834,300 in 1994, $11,894,200 in 1993, and $10,851,200 in 1992 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties.

(10) Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers, none of which accounted for more than 10% of total revenues.

   The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

(11) Supplemental Disclosure of Cash Flows

   The Company paid $300,200, $55,000, and $54,000 for interest in 1994,
     1993 and 1992, respectively. The Company paid income taxes in 1994, 1993 and 1992 in the amounts of $312,500, $261,000, and $132,400, respectively.

(12) Noncash Financing and Investing Activities

   In 1994 the Company issued 55,000 shares of common stock for the purchase of producing properties. Also in 1994, employees exercised stock options for 143,706 shares of common stock and surrendered options for 72,544 common shares in lieu of cash payments in connection with the options exercised. This resulted in compensation expense of $108,200.

   In 1993 warrant holders exercised warrants for 1,993,073 shares of common stock and surrendered warrants for 756,927 common shares, in lieu of cash payments in connection with the warrants exercised.

(13) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

   Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:





                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                           Years Ended December 31,

                                       1994          1993          1992
   Property acquisition cost:
     Proved undeveloped properties $  426,200       267,500       354,400
     Producing properties           1,332,100        59,700        41,100
   Exploration costs                     -           97,800          -
   Development costs                2,260,800     1,412,000     1,334,900
                                   $4,019,100     1,837,000     1,730,400

   Property acquisition costs include costs incurred to purchase, lease or otherwise acquire a property. Exploration costs include the cost of geological and geophysical activity, dry holes and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather and store oil and gas.

(14) Oil and Gas Capitalized Costs

   Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

                                              December 31,
                                           1994           1993
Proved properties:
  Intangible drilling costs            $16,363,400      15,063,400
  Tangible well equipment               13,854,200      10,546,300
  Well equipment leased to others        4,063,600       4,063,600
  Undeveloped properties                   770,100         755,800
                                        35,051,300      30,429,100
     Less accumulated depreciation,
      depletion and amortization        13,021,600      11,793,900
                                       $22,029,700      18,635,200

(15) Results of Operations for Oil and Gas Producing Activities

     The results of operations for oil and gas producing activities
       (excluding marketing) are presented below:

                                          Years Ended December 31,
                                       1994         1993         1992
     Revenue:
       Oil and gas sales            $2,610,100    2,201,800   2,296,300
     Expenses:
       Production costs                734,700      580,700     500,800
       Depreciation, depletion
         and amortization              922,300      981,900   1,009,400
                                     1,657,000    1,562,600   1,510,200

       Results of operations for
        oil and gas producing
        activities before provision
        for income taxes               953,100      639,200     786,100

     Provision for income taxes        146,600       75,100     150,200

       Results of operations for oil
        and gas producing activities
        (excluding corporate overhead
         and interest costs)         $ 806,500      564,100     635,900

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

     Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance and other production taxes. In addition, production costs include administrative expenses and depreciation applicable to support equipment associated with these activities.

     Depreciation, depletion and amortization expense includes those costs associated with capitalized acquisition, exploration and development costs, but does not include the depreciation applicable to support equipment.

     The provision for income taxes is computed at the statutory federal income tax rate and is reduced to the extent of permanent differences, such as investment tax credits and statutory depletion allowed for income tax purposes.

(16) Net Proved Oil and Gas Reserves (Unaudited)

     The proved reserves of oil and gas of the Company as estimated by the Company, all of which are located within the United States, are as follows:

                                                 Oil (BBLS)
                                         1994        1993         1992
Proved developed and
 undeveloped reserves:
   Beginning of year                    91,000       78,000       84,000
   Revisions of previous estimates      (1,000)      23,000       10,000
   Beginning of year as revised         90,000      101,000       94,000
   Production                          (11,000)     (10,000)     (16,000)
   End of year                          79,000       91,000       78,000
Proved developed reserves:
   Beginning of year                    90,000       78,000       84,000
   End of year                          79,000       91,000       78,000

                                                 Gas (MCF)
                                        1994         1993         1992
Proved developed and
 undeveloped reserves:
   Beginning of year                24,660,000   24,980,000   23,432,000
   Revisions of previous estimates   4,472,000     (889,000)     147,000
   Beginning of year as revised     29,132,000   24,091,000   23,579,000
   New discoveries and extensions    2,345,000    1,534,000    2,349,000
   Acquisitions                      1,943,000         -            -
   Production                       (1,195,000)    (965,000)    (948,000)
   End of year                      32,225,000   24,660,000   24,980,000
 Proved developed reserves:
   Beginning of year                20,181,000   20,477,000   18,938,000
   End of year                      27,746,000   20,181,000   20,477,000

(17) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are derived by applying current oil and gas prices to estimated future production. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at the end of each year to the future pretax net cash flows, less the tax basis of the properties and gives effect to permanent differences, tax credits and allowances related to the properties.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                           Years Ended December 31,
                                        1994        1993         1992
     Future estimated cash flows   $73,316,000   64,588,000   72,254,000
     Future estimated production
       and development costs       (24,370,000) (18,736,000) (19,530,000)
     Future estimated income
       tax expense                 (13,950,000) (13,068,000) (16,871,000)
       Future net cash flows        34,996,000   32,784,000   35,853,000
     10% annual discount for
       estimated timing of cash
       flows                       (20,551,000) (18,766,000) (20,338,000)
       Standardized measure of
        discounted future
        estimated net cash
        flows                      $14,445,000   14,018,000   15,515,000

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                           Years Ended December 31,
                                         1994          1993      1992
       Sales of oil and gas
        production, net of
        production costs           $(1,875,000)  (1,621,000)  (1,795,000)
       Net changes in prices
        and production costs        (9,560,000)  (6,046,000)   4,867,000
       Extensions, discoveries
        and improved recovery,
        less related cost            3,875,000    2,818,000    5,670,000
       Acquisitions                  2,745,000         -            -
       Development costs incurred
        during the period            2,261,000    1,412,000    1,335,000
       Revisions of previous
        quantity estimates           8,222,000   (1,607,000)     367,000
       Changes in estimated
        income taxes                  (882,000)   3,803,000   (2,470,000)
       Accretion of discount        (1,785,000)   1,572,000   (2,765,000)
       Other                        (2,574,000)  (1,828,000)  (2,722,000)
                                   $   427,000   (1,497,000)   2,487,000

     It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.







                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



(18)  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the years ended December 31, 1994 and 1993, are as follows:

                                            1994
                                        Quarter                         Year

                       First      Second       Third      Fourth
Revenues            $8,833,900  $4,844,700  $3,715,700  $6,411,900 $23,806,200
Cost of operations   7,553,000   4,330,400   3,139,400   5,181,100  20,203,900
 Gross profit        1,280,900     514,300     576,300   1,230,800   3,602,300
General and
 administrative
 expenses              498,100     532,300     635,200     538,200   2,203,800
Interest expense        68,600      69,600      81,200      80,800     300,200
                       566,700     601,900     716,400     619,000   2,504,000
Income (loss) before
 income taxes          714,200     (87,600)   (140,100)    611,800   1,098,300
Income taxes           160,700     (19,700)    (39,800)     75,500     176,700
 Net income (loss)  $  553,500  $  (67,900) $ (100,300) $  536,300 $   921,600
 Earnings (loss)
  per share            $.05         $(.01)      $(.01)     $ .05       $ .08

                                            1993
                                        Quarter                        Year

                       First      Second       Third      Fourth
Revenues            $5,780,400   $4,397,800  $4,304,100 $6,003,100 $20,485,400
Cost of operations   4,609,400    3,614,700   3,492,100  5,220,900  16,937,100
 Gross profit        1,171,000      783,100     812,000    782,200   3,548,300
General and
 administrative
 expenses              469,600      476,300     442,900    508,200   1,897,000
Interest expense         7,300       13,700       5,800     28,700      55,500
                       476,900      490,000     448,700    536,900   1,952,500
Income before
 income taxes          694,100      293,100     363,300    245,300   1,595,800
Income taxes           229,100       96,700      59,000  (109,800)     275,000
 Income before
  extraordinary item   465,000      196,400     304,300    355,100   1,320,800
Extraordinary item
 net of income tax        -            -           -       269,000     269,000
 Net income         $  465,000   $  196,400  $  304,300 $  624,100 $ 1,589,800
 Earnings per
  share before
  extraordinary item   $ .04        $ .01       $ .02      $ .04       $ .11
 Earnings per
  share                $ .04        $ .01       $ .02      $ .07       $ .14

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 AND RESERVES

                 Years Ended December 31, 1994, 1993 and 1992




       Column A          Column B       Column C       Column D     Column E
                                        Additions,
                         Balance at     Charged to                  Balance
                         Beginning      Costs and                   at End
       Description       of Period      Expenses       Deductions   of Period

Allowance for doubtful
  accounts deducted from
  accounts and notes receivable
  in the balance sheet
     1994                $362,300       $ 75,100       $  8,000      $429,400
     1993                $ 58,400       $410,000       $106,100      $362,300
     1992                $ 24,800       $204,000       $170,400      $ 58,400

                         Petroleum Development Corporation

                                 Index to Exhibits



10   Modification to Employment Agreeements                              E-2

11   Schedule of Computation of Net Income Per Share                     E-11

                       MODIFICATIONS TO EMPLOYMENT AGREEMENT

                                      (NO. 2)

     AGREEMENT, Made as of the 21st day of October, 1994, between PETROLEUM DEVELOPMENT CORPORATION, A Nevada corporation, having its principal offices and place of business at 103 East Main Street, Bridgeport, West Virginia 26330, party of the first part sometimes herein called "the Employer," and JAMES N. RYAN, 515 Shearwood Forest Drive, Bridgeport, West Virginia 26330, party of the second part, herein sometimes called "the Employee."

     1.  RECITAL(S).  (a)  Whereas, the Employer employs the
Employee under the terms of a written Employment Agreement dated July 1, 1988, and amended and modified by a subsequent agreement dated March 1, 1991, the terms and conditions of which agreement and modification are incorporated by reference both of which are hereinafter collectively referred to as the "Agreement"; (b) Whereas, the Board of Directors at a meeting held October 21, 1994, adopted recommendations of the Board's Compensation Committee dated October 21, 1994, a copy of which is attached to the minutes of said meeting, recommending certain changes and additions be made to the Agreement; and (c) Whereas, in order to incorporate said changes and additions into the Agreement, the Board approved and authorized the following additional modifications to the Agreement.

     Now, therefore, in consideration of the recitals herein and the parties intending to be bound, agree as follows:

     2.  SUBPARAGRAPH 7.02 of the Agreement under the heading
"Termination Other Than For Cause" be and is hereby amended to increase the amount of such payment to the designated beneficiary(ies), his spouse or his estate from six (6) months to twelve (12) months.

     3.  SUBPARAGRAPH 11.01 of the Agreement under the heading
"Change of Control," be and is hereby amended by striking the entire subparagraph and inserting the following:

     Section 11.01. If during the term hereof there shall have been a change in control of the company, as described in this and the following paragraph, the Employee may at his election, within six (6) months after such change of control shall have occurred and without prejudice to any of his rights theretofore accrued or vested hereunder voluntarily terminated his employment hereunder. In such event the Employee shall receive a severance compensation amounting to the basic compensation plus an amount equal to the average bonus paid over the preceding three (3) years as provided herein times the remaining years of this agreement, but in any event severance compensation of not less than three (3) years basic compensation plus an amount equal to three (3) times the average bonus paid over the preceding three (3) year period to be Employee.

     4.  TERM AMENDED.  Paragraph 2 of the Modification of the
Employment Agreement dated February 19, 1991, be and is hereby further modified by striking language "beginning on the date of this amendment and modification and inserting in place and in lieu thereof the following language: "beginning on the date of this agreement and modification and ending December 31, 2000."

     5.  DEATH AND DISABILITY.  In Section 12.01 of the written
Employment Agreement dated July 1, 1988 extend the term during which an employee will be entitled to full compensation from eight (8) months to fifteen (15) months.

     6. DEFERRED COMPENSATION PLAN. The company will establish a deferred compensation plan for the Employee and fund the plan with an annual contribution of $30,000 commencing in 1994 and each year thereafter, adjusted for inflation.

     In all other respects the agreements are ratified and confirmed.

     IN WITNESS WHEREOF the parties hereto have set their signatures and seals the day and year first hereinabove written.

                                                      EMPLOYER:

                                           PETROLEUM DEVELOPMENT CORPORATION,
                                                         a Nevada corporation
(SEAL)

                                               By  /s/ Steven R. Williams

                                               Its    President


                                               EMPLOYEE:

                                                   /s/ James N. Ryan


                                                       JAMES N. RYAN

                       MODIFICATIONS TO EMPLOYMENT AGREEMENT

                                      (NO. 2)

     AGREEMENT, Made as of the 21st day of October, 1994, between PETROLEUM DEVELOPMENT CORPORATION, A Nevada corporation, having its principal offices and place of business at 103 East Main Street, Bridgeport, West Virginia 26330, party of the first part sometimes herein called "the Employer," and STEVEN R. WILLIAMS, 137 Ashford Drive, Bridgeport, West Virginia 26330, party of the second part, herein sometimes called "the Employee."

     1.  RECITAL(S).  (a)  Whereas, the Employer employs the
Employee under the terms of a written Employment Agreement dated July 1, 1988, and amended and modified by a subsequent agreement dated March 1, 1991, the terms and conditions of which agreement and modification are incorporated by reference both of which are hereinafter collectively referred to as the "Agreement"; (b) Whereas, the Board of Directors at a meeting held October 21, 1994, adopted recommendations of the Board's Compensation Committee dated October 21, 1994, a copy of which is attached to the minutes of said meeting, recommending certain changes and additions be made to the Agreement; and (c) Whereas, in order to incorporate said changes and additions into the Agreement, the Board approved and authorized the following additional modifications to the Agreement.

     Now, therefore, in consideration of the recitals herein and the parties intending to be bound, agree as follows:

     2.  SUBPARAGRAPH 7.02 of the Agreement under the heading
"Termination Other Than For Cause" be and is hereby amended to increase the amount of such payment to the designated beneficiary(ies), his spouse or his estate from six (6) months to twelve (12) months.

     3.  SUBPARAGRAPH 11.01 of the Agreement under the heading
"Change of Control," be and is hereby amended by striking the entire subparagraph and inserting the following:

     Section 11.01. If during the term hereof there shall have been a change in control of the company, as described in this and the following paragraph, the Employee may at his election, within six (6) months after such change of control shall have occurred and without prejudice to any of his rights theretofore accrued or vested hereunder voluntarily terminated his employment hereunder. In such event the Employee shall receive a severance compensation amounting to the basic compensation plus an amount equal to the average bonus paid over the preceding three (3) years as provided herein times the remaining years of this agreement, but in any event severance compensation of not less than three (3) years basic compensation plus an amount equal to three (3) times the average bonus paid over the preceding three (3) year period to be Employee.

     4.  TERM AMENDED.  Paragraph 2 of the Modification of the
Employment Agreement dated February 19, 1991, be and is hereby further modified by striking language "beginning on the date of this amendment and modification and inserting in place and in lieu thereof the following language: "beginning on the date of this agreement and modification and ending December 31, 2000."

     5.  DEATH AND DISABILITY.  In Section 12.01 of the written
Employment Agreement dated July 1, 1988 extend the term during which an employee will be entitled to full compensation from eight (8) months to fifteen (15) months.

     6. DEFERRED COMPENSATION PLAN. The company will establish a deferred compensation plan for the Employee and fund the plan with an annual contribution of $30,000 commencing in 1994 and each year thereafter, adjusted for inflation.

     In all other respects the agreements are ratified and confirmed.

     IN WITNESS WHEREOF the parties hereto have set their signatures and seals the day and year first hereinabove written.

                                                      EMPLOYER:

                                           PETROLEUM DEVELOPMENT CORPORATION,
                                                  a Nevada corporation
(SEAL)

                                                  By  /s/ James N. Ryan


                                                  Its   Chairman


                                             EMPLOYEE:

                                                  /s/ Steven R. Williams

                                                      STEVEN R. WILLIAMS

                       MODIFICATIONS TO EMPLOYMENT AGREEMENT

                                      (NO. 2)

     AGREEMENT, Made as of the 21st day of October, 1994, between PETROLEUM DEVELOPMENT CORPORATION, A Nevada corporation, having its principal offices and place of business at 103 East Main Street, Bridgeport, West Virginia 26330, party of the first part sometimes herein called "the Employer," and DALE G. RETTINGER, 114 Driftwood Road, Bridgeport, West Virginia 26330, party of the second part, herein sometimes called "the Employee."

     1. RECITAL(S). (a) Whereas, the Employer employs the Employee under the terms of a written Employment Agreement dated July
1, 1988, and amended and modified by a subsequent agreement dated March
1, 1991, the terms and conditions of which agreement and modification are incorporated by reference both of which are hereinafter collectively referred to as the "Agreement"; (b) Whereas, the Board of Directors at a meeting held October 21, 1994, adopted recommendations of the Board's Compensation Committee dated October 21, 1994, a copy of which is attached to the minutes of said meeting, recommending certain changes and additions be made to the Agreement;
and (c) Whereas, in order to incorporate said changes and additions into the Agreement, the Board approved and authorized the following additional modifications to the Agreement.

     Now, therefore, in consideration of the recitals herein and the parties intending to be bound, agree as follows:

     2.  SUBPARAGRAPH 7.02 of the Agreement under the heading
"Termination Other Than For Cause" be and is hereby amended to increase the amount of such payment to the designated beneficiary(ies), his spouse or his estate from six (6) months to twelve (12) months.

     3.  SUBPARAGRAPH 11.01 of the Agreement under the heading
"Change of Control," be and is hereby amended by striking the entire subparagraph and inserting the following:

     Section 11.01. If during the term hereof there shall have been a change in control of the company, as described in this and the following paragraph, the Employee may at his election, within six (6) months after such change of control shall have occurred and without prejudice to any of his rights theretofore accrued or vested hereunder voluntarily terminated his employment hereunder. In such event the Employee shall receive a severance compensation amounting to the basic compensation plus an amount equal to the average bonus paid over the preceding three (3) years as provided herein times the remaining years of this agreement, but in any event severance compensation of not less than three (3) years basic compensation plus an amount equal to three (3) times the average bonus paid over the preceding three (3) year period to be Employee.

     4.  TERM AMENDED.  Paragraph 2 of the Modification of the
Employment Agreement dated February 19, 1991, be and is hereby further modified by striking language "beginning on the date of this amendment and modification and inserting in place and in lieu thereof the following language: "beginning on the date of this agreement and modification and ending December 31, 2000."

     5.  DEATH AND DISABILITY.  In Section 12.01 of the written
Employment Agreement dated July 1, 1988 extend the term during which an employee will be entitled to full compensation from eight (8) months to fifteen (15) months.

     6. DEFERRED COMPENSATION PLAN. The company will establish a deferred compensation plan for the Employee and fund the plan with an annual contribution of $30,000 commencing in 1994 and each year thereafter, adjusted for inflation.

     In all other respects the agreements are ratified and confirmed.

     IN WITNESS WHEREOF the parties hereto have set their signatures and seals the day and year first hereinabove written.

                                                      EMPLOYER:

                                           PETROLEUM DEVELOPMENT CORPORATION,
                                                  a Nevada corporation
(SEAL)

                                           By  /s/ James N. Ryan


                                           Its  Chairman


                                                      EMPLOYEE:

                                               /s/ Dale G. Rettinger

                                                   DALE G. RETTINGER

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                                         EXHIBIT 11
                       SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                                                       Years Ended December 31,

            PRIMARY
                                                    1994              1993           1992

Net income for primary income
 per common share before extraordinary item      $  921,600       $ 1,320,800    $ 1,748,100
Net income for primary income
 per common share                                $  921,600       $ 1,589,800    $ 1,748,100
Weighted average number of common shares
 outstanding during the year                     10,878,601        10,312,501      9,490,498

Add - common equivalent shares (determined
 using the "treasury stock" method) represent-
 ing shares issuable upon exercise of employee
 stock options                                    1,111,896         1,251,147      1,700,511

            Weighted average number of shares
             used in calculation of primary
             income per share                    11,990,497        11,563,648     11,190,709

Primary income per share before
 extraordinary item                             $       .08       $    .11       $    .16

Primary income per share                        $       .08       $    .14       $    .16

            FULLY DILUTED

Net income for primary income per
 common share before extraordinary item         $   921,600       $ 1,320,800    $ 1,748,100
Net income for primary income per
 common share                                   $   921,600       $ 1,589,800    $ 1,748,100

Add:
  Interest reduction on payment of debt
  from issuance of stock proceeds, net
  of applicable income taxes                           -                 -            46,400


      Net income for fully diluted
       net income per share before
       extraordinary item                       $   921,600       $ 1,320,800    $ 1,794,500


      Net income for fully diluted
       net income per share                     $   921,600       $ 1,589,800    $ 1,794,500

      Weighted average number of shares
       used in calculating primary income
       per common share                          11,990,497        11,563,648     11,190,709

  Shares issuable upon exercise of stock
       options used in primary calculation above (1,111,896)       (1,251,147)    (1,700,511

  Shares issuable for fully diluted calculation   1,111,896         1,251,147      3,143,169

      Weighted average number of shares
       used in calculation of fully
       diluted income per share                  11,990,497        11,563,648     12,633,367

Fully diluted earnings per share before
 extraordinary item                             $      .08        $     .11      $    .14

Fully diluted earnings per share                $      .08        $     .14      $    .14