Form 10-K/A
period 1994-12-31
PETROLEUM DEVELOPMENT CORP
filed 1995-04-19
CIK 77877

CONFORMED COPY

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

- -  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1994

   Commission File Number  0-7246

- -  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transaction period from                 to

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