Form 10-Q
period 1995-03-31
PETROLEUM DEVELOPMENT CORP
filed 1995-05-11
CIK 77877

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1995

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                         Commission file number 0-7246

               I.R.S. Employer Identification Number 95-2636730

                       PETROLEUM DEVELOPMENT CORPORATION

                            (A Nevada Corporation)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     XX       No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,040,627 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 1995.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Independent Auditors' Review Report                         1

           Condensed Consolidated Balance Sheets -
           March 31, 1995 and December 31, 1994                        2

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1995 and 1994                  4

           Condensed Consolidated Statements of Cash Flows-Three
           Months Ended March 31, 1995 and 1994                        5

           Notes to Condensed Consolidated Financial Statements        6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

           Statement by Management Concerning Review of Interim
           Financial Information by Independent Certified Public
           Accountants                                                 8

PART II    OTHER INFORMATION

  Item l.  Legal Proceedings                                           9

  Item 6.  Exhibits and Reports on Form 8-K                            9

                        PART I - FINANCIAL INFORMATION

                      Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation


           We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

           We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
May 9, 1995

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                     March 31, 1995 and December 31, 1994





           ASSETS

                                                    1995               1994
                                                (Unaudited)

Current assets:
  Cash and cash equivalents                     $ 4,033,900     $ 8,906,800
  Accounts and notes receivable                   1,893,600       1,975,400
  Inventories                                       344,400         390,200
  Prepaid expenses                                  731,400         850,600

           Total current assets                   7,003,300      12,123,000



Properties and equipment                         44,890,200      44,959,900
  Less accumulated depreciation, depletion,
  and amortization                               19,738,300      19,204,400

                                                 25,151,900      25,755,500

Other assets                                        384,500         446,800

                                                $32,539,700     $38,325,300








                                                                   (Continued)

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     March 31, 1995 and December 31, 1994




               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                    1995               1994
                                                (Unaudited)

Current liabilities:
  Current maturities of long-term debt          $    24,900     $    36,300
  Accounts payable and accrued expenses           5,004,400       4,133,800
  Advances for future drilling contracts          1,954,400       9,199,900
  Funds held for future distribution                441,900         366,700

           Total current liabilities              7,425,600      13,736,700


Long-term debt, excluding current
  maturities                                      2,800,000       3,100,000
Other liabilities                                   353,500         328,600
Deferred income taxes                             2,851,600       2,779,500


Stockholders' equity:
  Common stock                                      110,400         110,400
  Additional paid-in capital                      6,873,600       6,873,600
  Retained earnings                              12,125,000      11,396,500

           Total stockholders' equity            19,109,000      18,380,500


                                                $32,539,700     $38,325,300














    See accompanying notes to condensed consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                  Three Months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                     1995           1994

Revenues:
  Oil and gas well drilling operations           $7,293,700      $6,527,300
  Oil and gas sales                               1,162,000       1,302,400
  Well operations and pipeline income             1,002,600         958,000
  Other income                                       78,700          46,200

                                                  9,537,000       8,833,900

Costs and expenses:
  Cost of oil and gas well drilling
   operations                                     6,135,800       6,061,300
  Oil and gas purchases and production costs      1,310,300       1,034,600
  General and administrative expenses               450,300         498,100
  Depreciation, depletion, and
   amortization                                     588,400         457,100
  Interest                                           83,400          68,600

                                                  8,568,200       8,119,700

           Income before income taxes               968,800         714,200

Income taxes                                        240,300         160,700

           Net income                            $  728,500      $  553,500


Earnings per common and
 common equivalent share                              $ .06           $ .05














     See accompanying notes to condensed consolidated financial statements

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)


                                                     1995             1994

Cash flows from operating activities:
  Net income                                    $  728,500      $  553,500
  Adjustments to net income
   to reconcile to cash provided by
   operating activities:
     Deferred federal income taxes                  72,100          18,700
     Depreciation, depletion & amortization        588,400         457,100
     Leasehold acreage expired or surrendered      143,500          30,400
     (Gain) loss on disposal of assets              (8,300)         27,700
     Decrease (Increase) in current assets         246,800        (730,700)
     Decrease in other assets                       54,600          55,900
     Decrease in current liabilities            (6,299,700)     (5,699,000)
     Increase in other liabilities                  24,900          18,000

           Total adjustments                    (5,177,700)     (5,821,900)

           Net cash used in
           operating activities                 (4,449,200)     (5,268,400)

Cash flows from investing activities:
  Capital expenditures                            (231,600)       (367,100)
  Proceeds from sale of leases                     111,000          94,500
  Proceeds from sale of assets                       8,300          20,800

           Net cash used in
           investing activities                   (112,300)       (251,800)

Cash flows from financing activities:
  Retirement of debt                              (311,400)       (276,300)

           Net cash used in
           financing activities                   (311,400)       (276,300)

Net changes in cash and
  cash equivalents                              (4,872,900)     (5,796,500)

Cash and cash equivalents, beginning of period   8,906,800      10,578,800

Cash and cash equivalents, end of period       $ 4,033,900     $ 4,782,300



    See accompanying notes to condensed consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1995
                                  (Unaudited)


1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for 1994, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.   Basis of Presentation

     The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3.   Oil and Gas Properties

     Oil and Gas Properties are reported on the successful efforts method.

4.   Earnings Per Share

     Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                     1995              1994

     Weighted average common shares outstanding   11,717,352        12,216,817

     Net income                                    $ 728,500        $  553,500

     Earnings per common and
     common equivalent share                        $ .06              $ .05

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1995 Compared With March 31, 1994

     Total revenues increased $703,100 in the first quarter of 1995 compared to the same period in 1994 primarily as a result of increased drilling activity. Drilling revenues increased 11.7% as a result of higher volumes of drilling and completion activities in connection with the drilling of the wells of the PDC 1994-D Partnership closed on December 31, 1994, in the first quarter of 1995 compared to the same period in 1994. Oil and gas sales decreased 10.8% as a result of lower average sales prices offset in part by increased sales volumes.

     Costs and expenses increased $448,500 primarily as a result of higher oil and gas purchases and production costs and depreciation, depletion, and amortization. Oil and gas purchase and production costs increased 26.4% as a result of gas purchased for resale. Depreciation, depletion, and amortization increased 28.7% as a result of an increase in the Company's investment in natural gas wells and increased production levels.

     The foregoing resulted in net income of $728,500 as compared to a net income of $533,500 for the first quarter of 1994. The provision for income taxes in 1995 consists of $168,200 of current taxes payable and $72,100 of deferred income taxes. The provision for income taxes in 1994 consisted of $142,000 of current taxes payable and $18,700 of deferred income taxes.

Liquidity and Capital Resources

     Sales volumes of natural gas continue to increase while the natural gas prices fluctuated monthly over the past year. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently depressed and are not predictable in the coming year. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities.

     The Company has registered a 1994-1995 public drilling program consisting of eight partnerships and has commenced sales of units in the fifth partnership which is scheduled to close in May, 1995, with the wells scheduled to be drilled in the second and third quarters of 1995. The Company's public drilling programs continue to receive wide market acceptance.

     The Company is party to a credit agreement providing up to $7.5 million in borrowing capacity. At March 31, 1995 the Company has activated $5 million of that facility and has $2.8 million outstanding.

     The Company continues to pursue capital investment opportunities in producing gas properties along with its commitment to participate in its sponsored gas drilling partnerships. Management believes that the Company has adequate capital to meet its operating requirements and continues to pursue opportunities for operating improvements and cost efficiencies.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      STATEMENT BY MANAGEMENT CONCERNING
                    REVIEW OF INTERIM FINANCIAL INFORMATION
                  BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The March 31, 1995 and 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

                                                                CONFORMED COPY


                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Petroleum Development Corporation
                                                      (Registrant)




Date:    May 10, 1995                          /s/ Steven R. Williams
                                                   Steven R. Williams
                                                      President


Date:    May 10, 1995                          /s/ Dale G. Rettinger
                                                   Dale G. Rettinger
                                                   Executive Vice President
                                                   and Treasurer