Form 10-Q
period 1995-06-30
PETROLEUM DEVELOPMENT CORP
filed 1995-08-02
CIK 77877

CONFORMED COPY




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities and Exchange Act of 1934
                     For the period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,040,627 shares of the
Company's Common Stock ($.01 par value) were outstanding as of June 30, 1995.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION                                   Page No.

  Item 1.  Financial Statements

          Independent Auditors' Review Report                        1

          Condensed Consolidated Balance Sheets -
          June 30, 1995 and December 31, 1994                        2

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1995 and 1994    4

          Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 1995 and 1994                        5

          Notes to Condensed Consolidated Financial Statements       6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        7

          Statement by Management Concerning Review of Interim
          Financial Information by Independent Certified Public
          Accountants                                                9

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                         10

 Item 6.  Exhibits and Reports on Form 8-K                          10

                       PART I - FINANCIAL INFORMATION

                     Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation


          We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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



                                                KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
July 31, 1995

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                     June 30, 1995 and December 31, 1994





          ASSETS

                                                   1995             1994
                                               (Unaudited)

Current assets:
 Cash and cash equivalents                     $ 2,351,900     $ 8,906,800
 Accounts and notes receivable                   1,892,800       1,975,400
 Inventories                                       251,700         390,200
 Prepaid expenses                                  732,400         850,600

          Total current assets                   5,228,800      12,123,000



Properties and equipment                        45,306,100      44,959,900
 Less accumulated depreciation, depletion,
 and amortization                               20,195,800      19,204,400

                                                25,110,300      25,755,500

Other assets                                       330,800         446,800

                                               $30,669,900     $38,325,300








                                                                 (Continued)

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     June 30, 1995 and December 31, 1994




               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                   1995             1994
                                               (Unaudited)

Current liabilities:
 Current maturities of long-term debt          $    15,600     $    36,300
 Accounts payable and accrued expenses           3,823,400       4,133,800
 Advances for future drilling contracts          1,148,600       9,199,900
 Funds held for future distribution                355,500         366,700

          Total current liabilities              5,343,100      13,736,700


Long-term debt, excluding current
 maturities                                     2,750,000        3,100,000
Other liabilities                                  439,400         328,600
Deferred income taxes                            2,867,500       2,779,500


Stockholders' equity:
 Common stock                                      110,400         110,400
 Additional paid-in capital                      6,873,600       6,873,600
 Retained earnings                              12,285,900      11,396,500

          Total stockholders' equity            19,269,900      18,380,500


                                               $30,669,900     $38,325,300







   See accompanying notes to condensed consolidated financial statements.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations
              Three and Six Months ended June 30, 1995 and 1994
                                 (Unaudited)

                                             Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                            1995         1994         1995          1994

Revenues:
  Oil and gas well drilling operations   $2,379,400 $2,624,000    $ 9,673,100  $ 9,151,300
  Oil and gas sales                       1,017,800  1,147,600      2,179,800    2,450,000
  Pipeline and well operations income       969,400    996,700      1,972,000    1,954,700
  Other income                               66,200     76,400        144,900      122,600

                                          4,432,800  4,844,700     13,969,800   13,678,600

Costs and expenses:
  Cost of oil and gas well drilling
   operations                             1,989,700  2,836,100      8,125,500    8,897,400
  Oil and gas purchases
   and production costs                   1,096,500    976,700      2,406,800    2,011,300
  General and administrative expenses       520,900    532,300        971,200    1,030,400
  Depreciation, depletion, and
    amortization                            535,500    517,600      1,123,900      974,700
  Interest                                   76,300     69,600        159,700      138,200

                                          4,218,900  4,932,300     12,787,100   13,052,000

       Income (loss) before income taxes    213,900    (87,600)     1,182,700      626,600

Income taxes                                 53,000    (19,700)         293,300    141,000


       Net income (loss)                 $  160,900 $  (67,900)   $   889,400  $   485,600

Earnings (loss) per common and
 common equivalent share                    $  .02       $ (.01)       $  .08       $  .04


          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 1995 and 1994
                                        (Unaudited)

                                                          1995           1994

Cash flows from operating activities:
      Net income                                    $  889,400      $  485,600
      Adjustments to net income
       to reconcile to cash used in
       operating activities:
         Deferred federal income taxes                  88,000          16,400
         Depreciation, depletion & amortization      1,123,900         974,700
         Leasehold acreage expired or surrendered      173,500          62,800
         (Gain) loss on disposal of assets             (23,600)         24,800
         Decrease (Increase) in current assets         339,300      (1,045,200)
         Decrease in other assets                      100,700          57,700
         Decrease in current liabilities            (8,372,900)     (7,152,100)
         Increase in other liabilities                 110,800          35,200

               Total adjustments                    (6,460,300)     (7,025,700)

               Net cash used in
               operating activities                 (5,570,900)     (6,540,100)

Cash flows from investing activities:
      Capital expenditures                            (845,300)     (2,002,600)
      Proceeds from sale of leases                     207,700         168,600
      Proceeds from sale of assets                      24,300          27,800

               Net cash used in
               investing activities                   (613,300)     (1,806,200)

Cash flows from financing activities:
      Proceeds from debt                                  -            800,000
      Retirement of debt                              (370,700)       (553,200)

               Net cash (used in) provided by
               financing activities                   (370,700)        246,800

Net changes in cash and
      cash equivalents                              (6,554,900)     (8,099,500)

Cash and cash equivalents, beginning of period       8,906,800      10,578,800

Cash and cash equivalents, end of period           $ 2,351,900     $ 2,479,300

          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                       June 30, 1995
                                        (Unaudited)


1. Accounting Policies

    Reference is hereby made to the Company's Annual Report on Form 10-K for 1994, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2. Basis of Presentation

   The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

   Oil and Gas Properties are reported on the successful efforts method.

4. Earnings Per Share

   Computation of earnings (loss) per common and common equivalent share are as follows for the three months and six months ended June 30, 1995 and 1994

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                       1995          1994         1995          1994
Weighted average common
 shares outstanding                 11,756,190    12,247,795   11,683,882    12,232,216

Net income (loss)                  $   160,900   $   (67,900) $   889,400   $   485,600

Earnings (loss) per common and
 common equivalent share                $  .02       $ (.01)       $  .08       $  .04

5. Common Stock

   During the quarter ended June 30, 1994, 55,000 shares of common stock were issued at $2.00 per share as partial consideration of the purchase price of oil and gas properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1995 Compared With June 30, 1994

    Total revenues decreased $411,900 in the second quarter of 1995 compared to the same period in 1994 primarily as a result of decreased drilling activity and oil and gas sales. Drilling revenues decreased 9.3% as a result of lower volumes of drilling and completion activities. Oil and gas sales decreased 11.3% as a result of lower average sales prices offset in part by increased sales volumes.

    Costs and expenses decreased $713,400 primarily as a result of lower well drilling costs offset in part by higher oil and gas purchases and production costs. Well drilling costs decreased 29.8% as a result of the decreased drilling and completion activity referred to above and significantly lower average well costs. Oil and gas purchases and production costs increased 12.3% as a result of higher production costs associated with the higher volumes of natural gas sold.

     The foregoing resulted in net income of $160,900 as compared to a net loss of $67,900 for the second quarter of 1994. The provision for income taxes in 1995 consists of $37,100 of current taxes and $15,900 of deferred income taxes. The provision for income taxes (benefit) in 1994 consisted of $17,400 of current taxes and $2,300 of deferred income taxes.

Six Months Ended June 30, 1995 Compared with June 30, 1994

     Total revenues increased $291,200 during the first six months of 1995 compared to the same period in 1994 as a result of increased drilling activity offset in part by decreased oil and gas sales. Drilling revenues increased 5.7% during the first six months of 1995 compared to the same period in 1994 as a result of higher volumes of drilling and completion activities. Oil and gas sales decreased 11.0% as a result of lower average sales prices offset in part by increased sales volumes.

     Costs and expenses decreased $264,900 as a result of lower well drilling costs offset in part by higher oil and gas purchases and production costs and depreciation, depletion and amortization. Well drilling costs decreased 8.7% as a result of significantly lower average well costs. Oil and gas purchases and production costs increased 19.7% as a result of increased production costs associated with the increased sales volumes and increased leasehold acreage expiration costs.

     The foregoing resulted in net income of $889,400 compared to a net income of $485,600 for the first six months of 1994. The provision for income taxes in 1995 consists of $205,300 of current taxes payable and $88,000 of deferred income taxes. The provision for income taxes in 1994 consisted of $124,600 current taxes payable and $16,400 of deferred income taxes.

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

     The Company closed its first drilling program of 1995 in the second quarter and has drilled the wells in the second and third quarters of 1995. The Company will close its second drilling program of 1995 in September, 1995 and will drill the wells during the third and fourth quarters of 1995. The Company's public drilling program continues to receive wide market acceptance.

     The Company is party to a credit agreement providing up to $7.5 million in borrowing capacity. At June 30, 1995 the Company has activated $5 million of that facility and has $2.75 million outstanding.

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




The June 30, 1995 and 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

                                                              CONFORMED COPY


                               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.



                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Petroleum Development Corporation
                                                      (Registrant)



Date:    August 2, 1995                            /s/ Steven R. Williams
                                                       Steven R. Williams
                                                          President


Date:    August 2, 1995                            /s/ Dale G. Rettinger
                                                       Dale G. Rettinger
                                                       Executive Vice President
                                                       and Treasurer