Form 10-Q
period 1995-09-30
PETROLEUM DEVELOPMENT CORP
filed 1995-11-13
CIK 77877

CONFORMED COPY




                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                 For the period ended September 30, 1995

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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,040,627 shares of the Company's Common Stock ($.01 par value) were outstanding as of September 30, 1995.

           PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                  INDEX



PART I - FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements

Independent Auditors' Review Report                                1
        Condensed Consolidated Balance Sheets -
        September 30, 1995 and December 31, 1994                   2
        Condensed Consolidated Statements of Operations -
        Three Months and Nine Months Ended
        September 30, 1995 and 1994                                4

        Condensed Consolidated Statements of Cash Flows - Nine
        Months Ended September 30, 1995 and 1994                   5

        Notes to Condensed Consolidated Financial Statements       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        7

        Statement by Management Concerning Review of Interim
        Financial Information by Independent Certified Public

Accountants                                                        9

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                         10

Item 6. Exhibits and Reports on Form 8-K                          10

                     PART I - FINANCIAL INFORMATION

                   Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


        We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              KPMG PEAT MARWICK LLP


Pittsburgh, Pennsylvania
November 8, 1995

           PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                September 30, 1995 and December 31, 1994





    ASSETS

                                                1995             1994
                                          (Unaudited)

Current assets:
        Cash and cash equivalents            $ 2,333,600     $ 8,906,800
        Accounts and notes receivable          1,633,900       1,975,400
        Inventories                              192,700         390,200
        Prepaid expenses                         784,400         850,600

                   Total current assets       4,944,600       12,123,000



Properties and equipment                      46,005,000      44,959,900
        Less accumulated depreciation,
        depletion,and amortization            20,731,300      19,204,400

                                              25,273,700      25,755,500

Other assets                                     278,700         446,800

                                             $30,497,000      $38,325,300








                                                      (Continued)

           PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                September 30, 1995 and December 31, 1994




          LIABILITIES AND
        STOCKHOLDERS' EQUITY
                                                 1995     1994
                                          (Unaudited)

Current liabilities:
 Current maturities of long-term debt   $   6,500     $   36,300
 Accounts payable and accrued expenses  3,835,900       4,133,800
 Advances for future drilling contracts   900,100       9,199,900
 Funds held for future distribution       326,300         366,700

        Total current liabilities       5,068,800      13,736,700


Long-term debt, excluding current
 maturities                              2,700,000       3,100,000
Other liabilities                          469,900         328,600
Deferred income taxes                    2,878,400       2,779,500


Stockholders' equity:
        Common stock                       110,400         110,400
        Additional paid-in capital       6,873,600       6,873,600
        Retained earnings               12,395,900      11,396,500

        Total stockholders' equity      19,379,900       18,380,500


                                       $30,497,000      $38,325,300






 See accompanying notes to condensed consolidated financial statements.

           PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Operations
         Three and Nine Months ended September 30, 1995 and 1994
                               (Unaudited)

                              Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                                1995       1994            1995       1994

Revenues:
 Oil and gas well
  drilling operations         $1,857,400  $1,807,500     $11,530,500  $10,958,800
 Oil and gas sales               801,000     944,000       2,980,800    3,394,000
 Pipeline and well
  operations income               868,600    885,700       2,840,600    2,840,400
 Other income                      55,500     78,500         200,400      201,100

                                3,582,500  3,715,700      17,552,300   17,394,300

Costs and expenses:
 Cost of oil and gas
  well drilling operations      1,355,100  1,724,000       9,480,600   10,621,400
 Oil and gas purchases
   and production costs           818,100    951,800       3,224,900    2,963,100
 General and administrative
   expenses                       600,700    635,200       1,571,900    1,665,600
 Depreciation, depletion,
   and amortization               591,300    463,600       1,715,200    1,438,300
 Interest                          71,000     81,200         230,700      219,400

                                3,436,200   3,855,800     16,223,300   16,907,800

    Income (loss) before
     income taxes                 146,300    (140,100)     1,329,000      486,500

Income taxes                        36,300    (39,800)       329,600      101,200

       Net income (loss)        $  110,000  $(100,300)    $  999,400   $  385,300

Earnings (loss) per common
 and common equivalent share        $  .01     $ (.01)       $  .09       $  .03

          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine Months Ended September 30, 1995 and 1994
                                        (Unaudited)

                                                          1995           1994

Cash flows from operating activities:
      Net income                                    $  999,400      $  385,300
      Adjustments to net income
       to reconcile to cash used in
       operating activities:
         Deferred federal income taxes                  98,900          19,400
         Depreciation, depletion & amortization      1,715,200       1,438,300
         Leasehold acreage expired or surrendered      203,500          91,800
         (Gain) loss on disposal of assets             (29,300)         18,300
         Decrease (Increase) in current assets         605,200        (556,700)
         Decrease in other assets                      147,600          68,600
         Decrease in current liabilities            (8,638,100)     (6,180,500)
         Increase in other liabilities                 141,300          52,200

               Total adjustments                    (5,755,700)     (5,048,600)

               Net cash used in
               operating activities                 (4,756,300)     (4,663,300)

Cash flows from investing activities:
      Capital expenditures                          (1,653,600)     (3,126,400)
      Proceeds from sale of leases                     236,500         194,600
      Proceeds from sale of assets                      30,000          34,200

               Net cash used in
               investing activities                 (1,387,100)     (2,897,600)

Cash flows from financing activities:
      Proceeds from debt                                  -            800,000
      Retirement of debt                              (429,800)       (735,900)

               Net cash (used in) provided by
               financing activities                   (429,800)         64,100

Net change in cash and
      cash equivalents                              (6,573,200)     (7,496,800)

Cash and cash equivalents, beginning of period       8,906,800      10,578,800

Cash and cash equivalents, end of period           $ 2,333,600     $ 3,082,000

      See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                    September 30, 1995
                                        (Unaudited)


1.    Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form 10-K for 1994, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.    Basis of Presentation

         The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3.    Oil and Gas Properties

         Oil and Gas Properties are reported on the successful efforts method.

4.    Earnings Per Share

         Computation of earnings (loss) per common and common equivalent share are as follows for the three months and nine months ended September 30, 1995 and 1994:


                                Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                                 1995          1994         1995          1994
Weighted average common
 shares outstanding          11,519,653    12,172,968   11,557,565    12,217,924

Net income (loss)           $   110,000   $  (100,300) $   999,400   $   385,300

Earnings (loss) per common
 and common equivalent share     $  .01       $  (.01)      $  .09       $  .03

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1995 Compared With September 30, 1994

         Total revenues decreased $133,200 in the third quarter of 1995 compared to the same period in 1994 primarily as a result of decreased oil and gas sales. Oil and gas sales decreased 15.1% as a result of lower average sales prices offset in part by increased sales volumes.

         Costs and expenses decreased $419,600 primarily as a result of lower well drilling costs and oil and gas purchases and production costs offset in part by higher depreciation, depletion and amortization. Well drilling costs decreased 21.4% as a result of the significantly lower average well costs. Oil and gas purchases and production costs decreased 14.0% as a result of lower natural gas purchased for resale. Depreciation, depletion and amortization increased 27.5% as a result the increased investment in and production from Company owned wells.

         The foregoing resulted in net income of $110,000 as compared to a net loss of $100,300 for the third quarter of 1994. The provision for income taxes in 1995 consists of $25,400 of current taxes and $10,900 of deferred income taxes. The income tax benefit in 1994 consisted of $42,800 of current tax benefits and $3,000 of deferred income taxes.

Nine Months Ended September 30, 1995 Compared with September 30, 1994

         Total revenues increased $158,000 during the first nine months of 1995 compared to the same period in 1994 primarily as a result of increased drilling activity offset in part by decreased oil and gas sales. Drilling revenues increased 5.2% during the first nine months of 1995 compared to the same period in 1994 as a result of higher volumes of drilling and completion activities. Oil and gas sales decreased 12.2% as a result of lower average sales prices offset in part by increased sales volumes.

         Costs and expenses decreased $684,500 as a result of lower well drilling costs offset in part by higher oil and gas purchases and production costs and depreciation, depletion and amortization. Well drilling costs decreased 10.7% as a result of significantly lower average well costs. Oil and gas purchases and production costs increased 8.8% as a result of increased production costs associated with the increased sales volumes and increased leasehold acreage expiration costs. Depreciation, depletion and amortization increased 19.3% as a result of the increased investment in and production from Company owned wells.

         The foregoing resulted in net income of $999,400 compared to a net income of $385,300 for the first nine months of 1994. The provision for income taxes in 1995 consists of $230,700 of current taxes payable and $98,900 of deferred income taxes. The provision for income taxes in 1994 consisted of $81,800 current taxes payable and $19,400 of deferred income taxes.

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

         The Company closed its second drilling program of 1995 in the third quarter and has drilled the wells during the third and fourth quarters of 1995. The Company will close its third and fourth drilling programs of 1995 in the fourth quarter and will drill the wells during the fourth quarter of 1995 and the first quarter of 1996. The Company's public drilling program continues to receive wide market acceptance.

         The Company is party to a credit agreement providing up to $7.5 million in borrowing capacity. At September 30, 1995 the Company has activated $5 million of that facility and has $2.7 million outstanding.

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




The September 30, 1995 and 1994 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

CONFORMED COPY


                               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.



                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Petroleum Development Corporation
                                        (Registrant)




Date:     November 10, 1995      /s/ Steven R. Williams
                                     Steven R. Williams
                                     President


Date:     November 10, 1995      /s/ Dale G. Rettinger
                                     Dale G. Rettinger
                                     Executive Vice President
                                     and Treasurer