Form 10-K
period 1995-12-31
PETROLEUM DEVELOPMENT CORP
filed 1996-03-26
CIK 77877

CONFORMED COPY

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

-  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1996, 7,394,522 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $14,789,044 (based on the last traded price of $2.00).

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

     On the basis of these models the geologists instruct the land department to obtain available gas and oil leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, these leases are obtained for a lease bonus and annual rental payments changing to a 12.5% royalty on gross production revenue. In some instances additional overriding royalty payments may be made to third parties or royalty owners with particularly attractive prospects. As of December 31, 1995, the Company had a total leasehold inventory of approximately 89,300 gross acres and 87,400 net acres. See "Properties - Oil and Gas Leases".

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

     The majority of the activity currently being pursued by the Company is focused on the development of natural gas production in West Virginia, eastern Ohio, and western Pennsylvania. During 1995 the Company was one of the most active drilling companies in the state of West Virginia. Despite the level of activity, the Company was able to maintain a high level of environmental sensitivity and was selected for the fourth year in a row by the West Virginia Department of Environmental Protection for the state's top award for the quality of the environmental and reclamation work in its drilling activities. As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations.

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

Production Operations

     The Company currently operates approximately 850 wells in the Appalachian Basin. On average, the Company has an approximate 25% ownership interest in the wells it operates, with the balance belonging to investor partners. The Company employs engineers, supervisors and welltenders who are responsible for the day to day operation of the wells and pipeline systems. Currently these wells produce an aggregate of about 15.8 million cubic feet of gas per day, including the Company's share of about 3.7 million cubic feet per day. The Company's share of oil production is about 11,000 barrels per year. See "Properties - Production"

     The Company is paid a monthly operating charge for each well it operates. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, insurance and other recurring costs. The Company may also receive additional compensation for special non-recurring activities like reworks and recompletions.

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

     The level of the Company's drilling and development activity is dependent upon the amount of subscriptions in its public drilling partnerships and investment from other partnerships or other joint venture partners. Funds received pursuant to drilling contracts were $13,619,000 in 1995, $14,858,000 in 1994 and $15,872,400 in 1993. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received.

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

     The Company's sales of natural gas are to various customers, of which Hope Gas, Inc. accounted for 39.7% of the Company's revenues from oil and gas sales (7.4% of total revenues) in 1995. Hope Gas, Inc. is a regulated gas distribution company. In general, the prices it pays for gas, and the producers from which it purchases gas, are influenced by the state and federal agencies that regulate them. Natural gas sales to one industrial customer accounted for 23.8% of oil and gas sales (4.4% of total revenues) in 1995. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's revenues from oil and gas sales in 1995.

     Gas produced by the Company sold at December 31, 1995 at prices per Mcf ranging from $1.71 to $4.16, depending upon the location, the date of the sales contract and whether the gas was sold in interstate or intrastate commerce. The weighted net average price of gas sold by the Company in 1995 was $1.75 per Mcf at the wellhead.

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

     No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 1995.

     Oil produced by the Company sold at December 31, 1995 at prices ranging from $14.75 to $17.50 per barrel, depending upon the location, quality of oil and governmental price controls. In 1995, the weighted net average price per barrel of oil sold by the Company was $15.80.

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

     The Company's expenses relating to preserving the environment during 1995 were not significant in relation to operating costs and the Company expects no material change in 1996. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's operations or financial condition.

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

Employees

     As of December 31, 1995, the Company had 65 employees. The Company's employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Item 2.  Properties

Drilling Activity

     The following table summarizes the Company's drilling activity for the past five years. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.
                                      Exploratory Wells Drilled

                              Total       Productive Gas          Dry
                           Drilled  Net   Drilled    Net     Drilled  Net
     1991                     -      -       -        -         -      -
     1992                     -      -       -        -         -      -
     1993                     3     .75      -        -         3     .75
     1994                     -      -       -        -         -      -
     1995                     -      -       -        -         -      -

     Total                    3     .75      -        -         3     .75

                                      Development Wells Drilled

                               Total      Productive Gas        Dry
                           Drilled   Net  Drilled    Net     Drilled  Net

     1991                    53     10.64    49       9.85      4      .79
     1992                    80     15.86    73      14.47      7     1.39
     1993                    56     10.00    49       8.75      7     1.25
     1994                    75     13.76    71      13.00      4      .76
     1995                    72     13.40    64      11.80      8     1.60
          Total             336     63.66   306      57.87     30     5.79

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

                                    Year Ended December 31,

                            1995       1994     1993     1992       1991
Production (1):
  Oil (Bbls)               11,000     11,000   10,000    16,000    12,205
  Natural Gas (Mcf)     1,336,000  1,195,000  965,000   948,000   867,208
  Equivalent
   Barrels (2)            233,667    210,167  170,833   174,000   156,740
Average sales price
per equivalent
barrel (3)                 $10.86     $12.40   $12.88    $13.20    $12.55

Average production
cost (lifting cost) per
equivalent barrel(4)       $ 3.16     $ 3.50   $ 3.40    $ 2.87    $ 3.26

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

     (3) The average sales price per barrel of oil sold by the Company was $15.80 in 1995, $14.41 in 1994, $16.62 in 1993, $18.21 in 1992, and $17.52
in 1991, and the average sales price per Mcf of gas was $1.75 in 1995, $2.01 in 1994, $2.24 in 1993, $2.41 in 1992, and $2.16 in 1991.

     (4) The average production cost per Mcf of gas based on the relative energy content of six Mcf of gas equals one barrel of oil was $.53 in 1995, $.58 in 1994, $.57 in 1993, $.48 in 1992, and $.54 in 1991. Production
costs represent oil and gas operating expenses as reflected in the financial statements of the Company plus depreciation of support equipment and facilities.

     Summary of Productive Wells. The table below gives the number of the Company's productive gross and net wells at December 31, 1995.

                                         WELLS
                                Gas                 Oil
Location               Gross          Net    Gross       Net
Ohio                      16         5.50       9        2.02
Tennessee                  1          .57      60       21.80
Pennsylvania              26         3.51      -          -
West Virginia            726       234.53      51       41.42
   Total                 769       244.11     120       65.24

Reserves

     All of the Company's oil and gas reserves are located in the United
States.

     "Proved reserves" are those quantities of crude oil and natural gas which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs on leases held by the Company under existing economic and operating conditions. The Company's approximate net proved reserves were estimated by the Company to be 91,000 barrels of oil and 24,660,000 Mcf of gas at December 31, 1993 and 79,000 barrels of oil and 32,225,000 Mcf of gas at December 31, 1994 and 140,000 barrels of oil and 33,829,000 Mcf of gas at December 31, 1995.

     "Proved developed reserves" are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods. The Company's approximate net proved developed reserves were estimated by the Company to be 91,000 barrels of oil and 20,181,000 Mcf of gas at December 31, 1993 and 79,000 barrels of oil and 27,746,000 Mcf of gas at December 31, 1994 and 140,000 barrels of oil and 29,326,000 Mcf of gas at December 31, 1995.

     No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1995. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

     The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves giving effect to future estimated income tax expenses, was estimated by the Company to be

$14,018,000 as of December 31, 1993, $14,445,000 as of December 31, 1994 and
$21,060,000 as of December 31, 1995. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves.

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

Oil and Gas Leases

     The following table sets forth, as of December 31, 1995, the acres of developed and undeveloped oil and gas properties in which the Company had an interest, listed alphabetically by state.

                                  Developed Acreage    Undeveloped Acreage

                                  Gross        Net     Gross         Net

Ohio                               1,200        800     1,400       1,400

Pennsylvania                         100        100     4,500       4,500

Tennessee                          5,400      5,400      -           -

West Virginia                     50,700     49,300    26,000      25,900

                                  57,400     55,600    31,900      31,800

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

                                          High        Low

            1994
            First Quarter                 2 9/16      1 9/16
            Second Quarter                2 1/4       1 3/4
            Third Quarter                 2 1/16      1 5/8
            Fourth Quarter                1 13/16     1 1/16

            1995
            First Quarter                 1 3/8         7/8
            Second Quarter                1 9/16      1 1/16
            Third Quarter                 1 3/8       1
            Fourth Quarter                1 5/8       31/32

      As of December 31, 1995, there were approximately 2,341 record holders of the Company's common stock.

      The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6.  Selected Financial Data (1)

                                            Year Ended December 31,

                        1995          1994          1993          1992        1991
Revenues
 Oil and gas well
 drilling
 operations        $13,941,000   $15,190,200    $12,073,500   $14,930,700    $11,070,200
 Oil and gas sales   4,150,600     4,361,300      4,471,200     4,867,300     3,567,200
 Well operations
  income             3,750,900     3,730,300      3,843,100     2,935,900     2,694,500
 Other income          504,000       524,400         97,600       432,600       507,000
   Total           $22,346,500   $23,806,200    $20,485,400   $23,166,500    $17,838,900
Costs and Expenses
  (excluding
  interest and
  depreciation,
  depletion and
  amortization)    $18,042,300   $20,559,500    $17,116,700   $18,826,000    $14,931,000
Interest Expense   $   319,700   $   300,200    $    55,500   $    54,000     $   56,400
Depreciation,
 Depletion and
 Amortization      $ 2,152,100   $ 1,848,200    $ 1,717,400   $ 1,671,600     $1,505,500
Income before
 extraordinary
 item              $ 1,481,500   $   921,600    $ 1,320,800   $ 1,748,100     $  869,700
Extraordinary item
 net of income
 taxes                   -             -            269,000         -              -

Net Income         $ 1,481,500   $   921,600    $ 1,589,800   $ 1,748,100     $  869,700


Primary earnings
 per common and
 common equivalent
 share

Income before
 extraordinary item     $ .13        $ .08           $ .11         $.16          $.08


Net income              $ .13        $ .08           $ .14         $.16          $.08


Fully diluted
 earnings per
 common and common
 equivalent share
Income before
 extraordinary item     $ .12        $ .08           $ .11         $.14          $.07


Net income              $ .12        $ .08           $ .14         $.14          $.07
Average Common and

 Common Equivalent

 Shares Outstanding
 During the Year   11,606,690     11,990,497     11,563,648    11,190,709     11,059,031

                                                December 31,

                     1995             1994          1993          1992           1991
Total Assets      $40,620,100   $38,325,300     $36,412,900  $34,631,500    $32,040,300
Working Capital   $(1,519,700)  $(1,613,700)    $   289,000   $ (590,100)    $ (997,100)
Long-Term Debt,
 excluding current
 maturities       $ 2,500,000   $ 3,100,000     $ 3,167,300  $ 3,968,900     $5,354,000
Stockholders'
 Equity           $19,920,900   $18,380,500     $17,235,700  $15,347,100    $13,264,000

(1) See Consolidated Financial Statements elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1995 Compared with 1994

     Total revenue decreased 6.1% from $23,806,200 to $22,346,500 in 1995.
Revenues relating to the Company's drilling activities decreased $1,249,200 due to a slight decrease in drilling and completion activities in 1995 compared to 1994. Overall oil and gas sales decreased 4.8% in 1995 compared to 1994 as a result of lower average gas sales prices offset by increased volumes of natural gas sold.

     Costs and expenses decreased 9.7% from $22,707,900 to $20,514,100 principally as a result of decreased drilling activity. Cost of oil and gas well drilling operations decreased $2,345,700 as a result of the decrease in drilling and completion activities referred to above. General and administrative expenses decreased 11.0% as a result of a general company wide cost cutting program. Depreciation, depletion, and amortization increased 16.4% in 1995 compared to 1994 as a result of an increase in the Company's investment in natural gas wells and increased production levels.


     The foregoing resulted in income before income taxes of $1,832,400 compared to $1,098,300 in 1994. Net income for 1995 was $1,481,500 compared to net income of $921,600 in 1994.

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

Liquidity and Capital Resources

     Sales volumes of natural gas continued to increase while the natural gas prices fluctuated monthly and resulted in a lower average price than the prior year. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities. There has been a dramatic increase in the price of natural gas since December 31 which will have a positive effect on the Company's 1996 liquidity. While prices cannot be predicted for the entire year it is generally believed that the sales price of natural gas will be higher in 1996 than in 1995.

     The Company closed its fourth drilling partnership of 1995 on December 30th and will drill approximately 45 wells during the first quarter of 1996. Typically, the Company's drilling activity peaks during the winter months. The Company has registered a 1996-1997 public drilling program consisting of eight partnerships and has commenced sales of units in the first partnership which is scheduled to close in May, 1996. The Company's public drilling programs continue to receive wide market acceptance.

     The Company continues to pursue capital investment opportunities in producing gas properties along with its commitment to participate in its sponsored gas drilling partnerships. Management believes that the Company has adequate capital to meet its investing and operating requirements and continues to pursue opportunities for operating improvements and cost efficiencies.

Recently Issued Accounting Standards

     In November, 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 establishes a fair value based approach for accounting for stock-based compensation arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer otherwise incurs liabilities to its employees in amounts based on the price of its stock. The Statement provides a choice of accounting methods for transactions within the scope of APB Opinion No. 25 Accounting for Stock Issued to Employees ("Opinion 25"). Companies may continue to apply Opinion 25 in accounting for its stock-based employee compensation arrangements. However, an entity that does so shall disclose pro forma net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995.
The Company currently plans to continue to value its stock options using the guidance of Opinion 25 and to implement SFAS No. 123 by including the pro forma disclosures in the notes to its consolidated financial statements for the year ended December 31, 1996.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective Janaury 1, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less that the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable tangibles is based on the fair value of the asset. The impact from the adoption of this accounting standard was not significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

Item 10. Directors and Executive Officers of the Company

     The executive officers and directors of the Company, their principal occupations for the past five years and additional information are set forth below:

                                                            Held Current
Name                 Age     Positions and Offices Held     Position Since

James N. Ryan         64    Chairman, Chief Executive
                            Officer and Director             March, 1983
Steven R. Williams    45    President and Director           March, 1983
Roger J. Morgan       68    Secretary and Director           November, 1969
Vincent F. D'Annunzio 43    Director                         February, 1989
Dale G. Rettinger     51    Executive Vice President,
                            Treasurer and Director           July, 1980
Jeffrey C. Swoveland  41    Director                         March, 1991

      The term of directors is three years expiring in alternating years.
Executive officers have a term of one year and until a successor is elected.
Such elections are expected to occur at the Company's next annual meeting presently scheduled for June, 1996. There is no family relationship between any director or executive officer and any other director or executive officer of the Company. There are no arrangements or understandings between any director or officer and any other person pursuant to which such person was selected as an officer.

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

Item 11.  Management Remuneration and Transactions

      There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of
Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 1996 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 1996 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1996.

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

                (3) Exhibits:

                    See Exhibits Index on page E-1.

            (b) During the fourth quarter of 1995, the Company filed no report on Form 8-K.



















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


                                                March 25, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                     Title                       Date


/s/ James N. Ryan             Chairman, Chief Executive     March 25, 1996
James N. Ryan                 Officer and Director


/s/ Steven R. Williams        President and Director        March 25, 1996
Steven R. Williams


/s/ Dale G. Rettinger         Executive Vice President,     March 25, 1996
Dale G. Rettinger             Treasurer and Director
                              (principal financial and
                              accounting officer)


/s/ Roger J. Morgan           Secretary and Director        March 25, 1996
Roger J. Morgan













            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

      Index to Financial Statements and Financial Statement Schedules






1.  Financial Statements:
      Independent Auditors' Report                               F-2
      Consolidated Balance Sheets - December 31, 1995 and 1994   F-3 & 4
      Consolidated Statements of Income - Years Ended
        December 31, 1995, 1994, and 1993                        F-5
      Consolidated Statements of Stockholders' Equity -
        Years Ended December 31, 1995, 1994, and 1993            F-6
      Consolidated Statements of Cash Flows -
        Years Ended December 31, 1995, 1994, and 1993            F-7
      Notes to Consolidated Financial Statements                 F-8 - 19


2.  Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts
        and Reserves                                             F-20



































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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                     /s/KPMG PEAT MARWICK LLP
                                                     KPMG PEAT MARWICK LLP










Pittsburgh, Pennsylvania
March 15, 1996




            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1995 and 1994





                                               1995          1994

          Assets

Current assets:
  Cash and cash equivalents               $10,053,600     8,906,800
  Notes and accounts receivable (note 2)    2,016,600     1,975,400
  Inventories                                 217,900       390,200
  Prepaid expenses                            868,800       850,600

                Total current assets       13,156,900    12,123,000


Properties and equipment (notes 1 and 3):
  Oil and gas properties (successful
   efforts accounting method)              37,992,000    35,051,300
  Pipelines                                 6,851,900     6,525,200
  Transportation and other equipment        2,546,900     2,540,100
  Land and buildings                          849,200       843,300

                                           48,240,000    44,959,900

  Less accumulated depreciation,
   depletion and amortization              21,127,100    19,204,400

                                           27,112,900    25,755,500

Other assets (note 2)                         350,300       446,800



                                          $40,620,100    38,325,300










(Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1995 and 1994


                                                   1995           1994

       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt
   (note 3)                                  $      -            36,300
  Accounts payable                             2,119,100      2,484,700
  Accrued taxes                                  155,100         44,900
  Other accrued expenses                       1,628,800      1,604,200
  Advances for future drilling contracts      10,069,600      9,199,900
  Funds held for future distribution             704,000        366,700

                Total current liabilities     14,676,600     13,736,700

Long-term debt, excluding current maturities
  (note 3)                                     2,500,000      3,100,000

Other liabilities                                601,700        328,600

Deferred income taxes (note 4)                 2,920,900      2,779,500

Commitments and contingencies (note 10)

Stockholders' equity (note 5):
  Common stock, par value $.01 per share;
    authorized 22,250,000 shares; issued and
    outstanding 11,208,627 and 11,040,627        112,100        110,400
  Common stock, Class A, par value $.01 per
    share; authorized 2,750,000 shares; issued
    and outstanding - none                          -              -
  Additional paid-in capital                   7,019,800      6,873,600
  Retained earnings                           12,878,000     11,396,500
  Unamortized stock award                        (89,000)          -

                Total stockholders' equity    19,920,900     18,380,500

                                             $40,620,100     38,325,300


See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

               Years Ended December 31, 1995, 1994 and 1993

                                            1995        1994           1993
Revenues:

  Oil and gas well drilling operations  $13,941,000  15,190,200    12,073,500
  Oil and gas sales                       4,150,600   4,361,300     4,471,200
  Well operations and pipeline income     3,750,900   3,730,300     3,843,100
  Other income                              504,000     524,400        97,600
                                         22,346,500  23,806,200    20,485,400
Costs and expenses:
  Cost of oil and gas well drilling
   operations                            11,943,000  14,288,700    11,100,000
  Oil and gas purchases and production
   cost                                   4,138,700   4,067,000     4,119,700
  General and administrative expenses     1,960,600   2,203,800     1,897,000
  Depreciation, depletion
   and amortization                       2,152,100   1,848,200     1,717,400
  Interest                                  319,700     300,200        55,500
                                         20,514,100  22,707,900    18,889,600
        Income before income
         taxes and extraordinary item     1,832,400   1,098,300     1,595,800
Income taxes (note 4)                       350,900     176,700       275,000
Income before extraordinary item          1,481,500     921,600     1,320,800
Extraordinary item (less applicable
   income taxes of $89,600) (note 7)           -          -           269,000
        Net income                      $ 1,481,500     921,600     1,589,800
Primary earnings per common
 and common equivalent share
 (note 8):

        Income before extraordinary
         item                                $.13         .08           .11
        Net income                           $.13         .08           .14

Fully diluted earnings per
 common and common equivalent
 share (note 8):

        Income before extraordinary
         item                                $.12         .08           .11
        Net income                           $.12         .08           .14




See accompanying notes to consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years Ended December 31, 1995, 1994 and 1993

                              Common stock
                                 issued
                           Number                Additional
                           of                    paid-in     Retained Unamortized
                           shares      Amount    capital     earnings  Stock Award    Total

Balance
 December 31, 1992       10,027,903  $100,200   6,361,800   8,885,100       -       15,347,100
Issuance of common
 stock:
  Exercise of employee
   stock options            142,960     1,500      39,200        -          -           40,700
  Exercise of warrants    1,993,073    19,900   1,980,100        -          -        2,000,000
Purchase of treasury
 stock for cancellation
  or reissuance          (1,424,323) (14,200) (1,877,700)        -          -       (1,891,900)
Reissuance of Treasury
 stock to profit
 sharing plan (note 6)       92,308      900      149,100        -          -           150,000
Net income                     -          -          -      1,589,800       -         1,589,800
  Balance,
   December 31, 1993     10,831,921   108,300   6,652,500  10,474,900       -        17,235,700
Issuance of common
 stock:
  Purchase of properties     55,000       500     109,500        -          -           110,000
  Exercise of employee
   stock options            153,706     1,600     111,600        -          -           113,200
Net income                                                    921,600       -           921,600
  Balance,
   December 31, 1994     11,040,627  $110,400   6,873,600  11,396,500       -        18,380,500
Issuance of common
 stock:
  Exercise of employee
   stock options             78,000       800      45,800       -                        46,600
  Stock award                90,000       900     100,400       -       (101,300)           -
  Amortization of
   stock award                 -          -          -          -         12,300         12,300
Net income                     -          -          -      1,481,500       -         1,481,500
  Balance,
   December 31, 1995     11,208,627  $112,100   7,019,800  12,878,000    (89,000)    19,920,900

See accompanying notes to consolidated financial statements.

                      PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                         Years Ended December 31, 1995, 1994 and 1993


                                                  1995            1994          1993
Cash flows from operating activities:
  Net income                                  $1,481,500         921,600     1,589,800
  Adjustment to net income to reconcile
   to cash provided by operating activities:
   Extraordinary gain on debt restructuring         -               -         (358,600)
   Deferred income taxes                         112,600          97,400       166,700
   Depreciation, depletion and amortization    2,152,100       1,848,200     1,717,400
   Disposition of leasehold acreage              201,300         173,600        97,400
   Employee compensation paid in stock            12,300         108,200          -
   Profit sharing plan contribution                 -               -          150,000
   (Increase) decrease in notes and accounts
    receivable                                   (41,200)         39,400       128,700
   Decrease (increase) in inventories            172,300         (38,100)      (90,400)
   Decrease (increase) in prepaid expenses        10,600        (211,000)     (100,700)
   Decrease in other assets                       65,800          65,100        15,000
   Increase (decrease) in accounts payable
    and accrued expenses                          42,300          92,200    (1,397,700)
   Increase in advances for future
    drilling contracts                           869,700       1,071,900     3,019,300
   Increase (decrease) in funds held for
    future distribution                          337,300        (474,300)        1,700
   Other                                         (95,800)         18,300         8,600
         Total adjustments                     3,839,300       2,790,900     3,357,400

         Net cash provided by operating
          activities                           5,320,800       3,712,500     4,947,200

Cash flows from investing activities:
  Capital expenditures                        (3,910,400)     (5,606,500)   (2,630,200)
  Proceeds from sale of leases                   289,400         282,100       359,600
  Proceeds from sale of fixed assets              36,700          34,200        64,400

         Net cash used in investing
          activities                          (3,584,300)     (5,290,200)   (2,206,200)

Cash flows from financing activities:
  Proceeds from debt                                -            800,000     3,399,000
  Proceeds from issuance of stock                 46,600           5,000        40,700
  Purchase of treasury stock                        -               -       (1,892,000)
  Retirement of debt                            (636,300)       (899,300)   (2,952,700)

         Net cash used in financing
          activities                            (589,700)        (94,300)   (1,405,000)

Net increase (decrease) in cash
 and cash equivalents                          1,146,800      (1,672,000)    1,336,000

Cash and cash equivalents,
 beginning of year                             8,906,800      10,578,800     9,242,800

Cash and cash equivalents, end of year       $10,053,600       8,906,800    10,578,800




See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

               Years Ended December 31, 1995, 1994 and 1993

(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Petroleum Development Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's balance sheets and operating statements include its prorata share of assets and liabilities and revenues and expenses, respectively, of the limited partnerships in which it participates.

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

     The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value.

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

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

     Based on the Company's experience, management believes site restoration, dismantlement and abandonment costs to be immaterial in relation to operating costs. These costs are being expensed when incurred.

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

     During 1995, the Company established split-dollar life insurance arrangements with certain executive officers. Under these arrangements, advances are made to these officers equal to the premiums due. The advances are collateralized by the cash surrender value of the policies. The Company records as other assets its share of the cash surrender value of the policies.

     Revenue Recognition

     Oil and gas wells are drilled primarily on a contract basis.  The
       Company follows the percentage-of-completion method of income recognition for drilling operations in progress.

     Well operations income consists of operation charges for well upkeep, maintenance and operating lease income on tangible well equipment.

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and gas reserves and future undiscounted cash flows from oil and gas properties.

     New Pronouncement

     The Company adopted Statement of Financial Accounting Standards No.
       121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective Janaury 1, 1995.
       This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less that the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable tangibles is based on the fair value of the asset. The impact from the adoption of this accounting standard was not significant.

(2)  Notes and Accounts Receivable

     The Company holds notes receivable from officers, directors and employees with interest from 8% to 12% as of December 31, 1995 and 1994, in the amounts of $33,300 and $41,900, respectively, of which $200 and $8,700 are current.

     Included in other assets are noncurrent notes and accounts receivable as of December 31, 1995 and 1994, in the amounts of $168,400 and $368,000, net of the allowance for doubtful accounts of $368,800 and $254,000, respectively.

     The allowance for doubtful current accounts receivable as of December
       31, 1995 and 1994 was $20,200 and $175,400, respectively.

(3)  Long-Term Debt

     Long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                                        1995       1994

  Note payable to bank, under a credit
    agreement, due in November 1998 with
    interest payable monthly at prime
    (8.5% at December 31, 1995) plus 1/2%           $2,500,000  3,100,000
  Mortgage note payable to bank with interest
    at prime (8.5% at December 31, 1994) plus
    1-1/2%, due in monthly installments of $2,700,
    secured by real property                              -        28,200
  Installment notes payable with various interest
    rates ranging to 8.5%, payable in monthly
    installments of approximately $1,300 plus
    interest through 1995, secured by equipment           -         8,100

                                                     2,500,000  3,136,300

         Current maturities                               -        36,300

  Long-term debt, excluding current maturities      $2,500,000  3,100,000

  On November 17, 1993, the Company entered into a Credit Agreement providing a borrowing base of $7,500,000 subject to adequate natural gas reserve levels. During 1995 an amendment to the Credit Agreement was executed which reduced the interest rate and extended the Agreement until 1998.

  The Credit Agreement requires no principal payments until it matures in November, 1998. The Company has activated $5,000,000 of the credit line and is required to pay an annual commitment fee of 1/2% on the unused portion of the activated credit facility. The loan is secured by substantially all properties and equipment of the Company. The Credit Agreement requires the existence of satisfactory levels of natural gas reserves, and additionally provides, among other things, for the maintenance of certain working capital and tangible net worth ratios along with limitations on dividend payments.


(4)  Income Taxes

     The Company's provision for income taxes consisted of the following:

                            1995           1994         1993
   Current:
    Federal               $ 128,400        66,600       111,800
    State                   109,900        12,700        86,100
     Total current
      income taxes          238,300        79,300       197,900

   Deferred:
    Federal                  87,300        75,500       129,200
    State                    25,300        21,900        37,500
     Total deferred
      income taxes          112,600        97,400       166,700

     Total taxes          $ 350,900       176,700       364,600

   Income tax expense is included in the financial statements as follows:

   Operations             $ 350,900       176,700       275,000
   Extraordinary item          -             -           89,600
                          $ 350,900       176,700       364,600

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

   Income tax expense attributable to income from continuing operations was $350,900, $176,700 and $275,000 for the years ended December 31, 1995,
     1994 and 1993, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                               1995           1994           1993
                              Amount         Amount         Amount
Computed "expected" tax    $ 623,000        373,400        542,600
State income tax             108,800         71,200         95,000
Percentage depletion        (155,900)      (136,000)      (240,200)
Nonconventional source
 fuel credit                (127,300)       (18,000)      (147,000)
Adjustment to oil and
 gas properties                 -          (132,700)          -
Adjustments to valuation
 allowance                  (100,700)
Other                          3,000         18,800         24,600
                           $ 350,900        176,700        275,000


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, and 1994 are presented below:

                                               1995           1994
Deferred tax assets:
  Drilling notes, principally
   due to allowance for
   doubtful accounts                       $  671,300        839,700
  Investment tax credit
   carryforwards                              233,300        342,100
  Alternative minimum tax
   credit carryforwards
   (Section 29)                               909,400        698,600
  Other                                       440,600        340,200
    Total gross deferred tax assets         2,254,600      2,220,600
    Less valuation allowance                 (941,300)      (842,700)
    Deferred tax assets                     1,313,300      1,377,900
    Less current deferred tax assets
     (included in prepaid expenses)          (386,200)      (275,000)
    Net non-current deferred
     tax assets                               927,100      1,102,900
Deferred tax liabilities:
  Plant and equipment,
   principally due to
   differences in depreciation
   and amortization                        (3,848,000)    (3,882,400)
    Total gross deferred
     tax liabilities                       (3,848,000)    (3,882,400)
    Net deferred tax liability            $(2,920,900)    (2,779,500)

The Company has evaluated each deferred tax asset and has provided a valuation allowance where it is believed more likely than not that some portion of the asset will not be realized.

The valuation allowance for deferred tax assets as of January 1, 1993 was $698,000. The net changes in the total valuation allowance for the years ended December 31, 1995, 1994, and 1993 were increases of $98,600, $45,000 and $99,700, respectively.

At December 31, 1995, the Company has investment tax credit carryforwards for federal income tax purposes of approximately $233,300 which are

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

available to reduce future federal income taxes, if any, through 2000. In addition, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $909,400 which are available to reduce future federal regular income taxes, if any, over an indefinite period.


(5)  Common Stock

   Options

   Options amounting to 210,000 and 128,500 shares were granted during 1995 and 1993, respectively to certain employees and directors under the Company's Stock Option Plans. These options were granted at market value as of the date of grant and the outstanding options expire from 1995 to 2002.

                                        Number
                                        of Shares     Average     Range

Outstanding December 31, 1992         2,398,750        $0.64   .38 - 1.00
Granted                                 128,500        $1.63  1.63 - 1.63
Exercised                              (156,000)       $0.42    .38 - .65
Expired                                (189,000)       $0.64    .55 - .72

Outstanding December 31, 1993         2,182,250        $0.71   .38 - 1.63
Granted                                    -           $  -        -
Exercised                              (226,250)       $0.50    .44 - .69
Expired                                    -           $  -        -

Outstanding December 31, 1994         1,956,000        $0.77   .38 - 1.63
Granted                                 210,000        $1.13    .94 - .94
Exercised                               (78,000)       $0.60    .56 - .72
Expired                                (235,350)       $0.68   .38 - 1.63

Outstanding December 31, 1995         1,852,650        $0.91   .50 - 1.63

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

(6)  Employee Benefit Plans

   The Company made 401-K Plan contributions of $71,800, $68,700 and $63,200 for 1995, 1994 and 1993, respectively.

   The Company has a profit sharing plan (the Plan) covering full-time employees. The Company contributed $28,500 to the plan in cash during 1995 and 92,308 shares of the Company's stock (treasury shares) with a market value of $150,000 plus $5,000 in cash in 1993. The Company did not make a contribution to the Plan during 1994.

   During 1995 and 1994, the Company expensed and established a liability for $90,000 each year under a deferred compensation arrangement with the executive officers of the Company.

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

   In 1995, a total of 90,000 restricted shares of the Company's common stock were granted to certain employees and available to them upon retirement. The market value of shares awarded was $101,300. This amount was recorded as unamortized stock award and is shown as a separate component of stockholders' equity. The unamortized stock award is being amortized to expense over the employees' expected years to retirement and amounted to $12,300 in 1995.

   At December 31, 1995, the Company has recorded as other assets $60,000 as its share of the cash surrender value of the life insurance pledged as collateral for the payment of premiums on split-dollar life insurance policies owned by certain executive officers.

(7)  Extraordinary Item

   As discussed in Note 3, the Company executed a new credit agreement on November 17, 1993. As a result of the early retirement of the outstanding obligation under the previously existing credit arrangement, the Company wrote off the remaining liability for future interest amounting to $358,600 established in connection with a debt restructuring in 1990. Consistent with the accounting for the 1990 restructuring, the write-off of $358,600 before applicable income taxes of $89,600 has been accounted for as an extraordinary item.

(8)  Earnings Per Share

   Earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 11,606,690 for 1995, 11,990,497 for 1994 and 11,563,648 for 1993.

   Fully diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding of 11,937,130, 11,990,497 and 11,563,648, for 1995, 1994 and 1993,
     respectively. Stock warrants and options are considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding.

(9)  Transactions with Affiliates

   As part of its duties as well operator, the Company received $11,397,000 in 1995, $12,834,300 in 1994 and $11,894,200 in 1993 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties.

(10) Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers, none of which accounted for more than 10% of total revenues.

   The Company is not party to any legal action that would materially affect the Company's operations or financial statements.

(11) Supplemental Disclosure of Cash Flows

   The Company paid $319,700, $300,200 and $55,000 for interest in 1995,
     1994 and 1993, respectively. The Company paid income taxes in 1994 and 1993 in the amounts of $312,500 and $261,000, respectively.




                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

(13) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

   Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

                                           Years Ended December 31,

                                      1995           1994          1993
   Property acquisition cost:
     Proved undeveloped properties $  167,800       426,200       267,500
     Producing properties             218,500     1,332,100        59,700
   Exploration costs                     -             -           97,800
   Development costs                2,977,700     2,260,800     1,412,000
                                   $3,364,000     4,019,100     1,837,000

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

(14) Oil and Gas Capitalized Costs

   Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

                                              December 31,
                                           1995            1994
Proved properties:
  Intangible drilling costs            $16,582,000      16,363,400
  Tangible well equipment               16,831,800      13,854,200
  Well equipment leased to others        4,063,600       4,063,600
  Undeveloped properties                   514,600         770,100
                                        37,992,000      35,051,300
     Less accumulated depreciation,
      depletion and amortization        14,529,900      13,021,600
                                       $23,462,100      22,029,700


                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(15) Results of Operations for Oil and Gas Producing Activities

     The results of operations for oil and gas producing activities
       (excluding marketing) are presented below:

                                          Years Ended December 31,
                                        1995       1994         1993
     Revenue:
       Oil and gas sales            $2,534,000   2,610,100    2,201,800
     Expenses:
       Production costs                596,000     734,700      580,700
       Depreciation, depletion
         and amortization            1,000,700     922,300      981,900
                                     1,596,700   1,657,000    1,562,600

       Results of operations for
        oil and gas producing
        activities before provision
        for income taxes               937,300     953,100      639,200

     Provision for income taxes        137,800     146,600       75,100

       Results of operations for
        oil and gas producing
        activities (excluding
        corporate overhead
        and interest costs)         $  799,500     806,500      564,100

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

(16) Net Proved Oil and Gas Reserves (Unaudited)

     The proved reserves of oil and gas of the Company as estimated by the Company, all of which are located within the United States, are as follows:

                                                 Oil (BBLS)
                                        1995          1994        1993
Proved developed and
 undeveloped reserves:
   Beginning of year                    79,000       91,000       78,000
   Revisions of previous estimates      72,000       (1,000)      23,000
   Beginning of year as revised        151,000       90,000      101,000
   Production                          (11,000)     (11,000)     (10,000)
   End of year                         140,000       79,000       91,000
Proved developed reserves:
   Beginning of year                    79,000       91,000       78,000
   End of year                         140,000       79,000       91,000

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                                 Gas (MCF)
                                        1995         1994         1993
Proved developed and
 undeveloped reserves:
   Beginning of year                32,225,000   24,660,000   24,980,000
   Revisions of previous estimates     686,000    4,472,000     (889,000)
   Beginning of year as revised     32,911,000   29,132,000   24,091,000
   New discoveries and extensions    2,119,000    2,345,000    1,534,000
   Acquisitions                        135,000    1,943,000         -
   Production                       (1,336,000)  (1,195,000)    (965,000)
   End of year                      33,829,000   32,225,000   24,660,000
 Proved developed reserves:
   Beginning of year                27,746,000   20,181,000   20,477,000
   End of year                      29,326,000   27,746,000   20,181,000

(17) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are derived by applying current oil and gas prices to estimated future production. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at the end of each year to the future pretax net cash flows, less the tax basis of the properties and gives effect to permanent differences, tax credits and allowances related to the properties.

                                           Years Ended December 31,
                                        1995         1994        1993
     Future estimated cash flows   $99,478,000   73,316,000   64,588,000
     Future estimated production
       and development costs       (29,288,000) (24,370,000) (18,736,000)
     Future estimated income
       tax expense                 (20,004,000) (13,950,000) (13,068,000)
       Future net cash flows        50,186,000   34,996,000   32,784,000
     10% annual discount for
       estimated timing of cash
       flows                       (29,126,000) (20,551,000) (18,766,000)
       Standardized measure of
        discounted future
        estimated net cash flows   $21,060,000   14,445,000   14,018,000




















                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                           Years Ended December 31,
                                        1995          1994          1993
       Sales of oil and gas
        production, net of
        production costs           $(1,938,000)  (1,875,000)  (1,621,000)
       Net changes in prices
        and production costs        17,024,000   (9,560,000)  (6,046,000)
       Extensions, discoveries
        and improved recovery,
        less related cost            4,609,000    3,875,000    2,818,000
       Acquisitions                    294,000    2,745,000         -
       Development costs incurred
        during the period            2,978,000    2,261,000    1,412,000
       Revisions of previous
        quantity estimates           1,700,000    8,222,000   (1,607,000)
       Changes in estimated
        income taxes                (6,054,000)    (882,000)   3,803,000
       Accretion of discount        (8,575,000)  (1,785,000)   1,572,000
       Other                        (3,423,000)  (2,574,000)  (1,828,000)
                                   $ 6,615,000      427,000   (1,497,000)

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


                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



(18)  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the years ended December 31, 1995 and 1994, are as follows:

                                            1995
                                        Quarter                        Year

                       First      Second       Third      Fourth
Revenues            $9,537,000   $4,432,800  $3,582,500 $4,794,200 $22,346,500
Cost of operations   8,034,500    3,621,700   2,764,500  3,813,100  18,233,800
 Gross profit        1,502,500      811,100     818,000    981,100   4,112,700
General and
 administrative
 expenses              450,300      520,900     600,700    388,700   1,960,600
Interest expense        83,400       76,300      71,000     89,000     319,700
                       533,700      597,200     671,700    477,700   2,280,300
Income before
 income taxes          968,800      213,900     146,300    503,400   1,832,400
Income taxes           240,300       53,000      36,300     21,300     350,900
 Net income         $  728,500   $  160,900  $  110,000 $  482,100 $ 1,481,500
 Primary earnings
 per share             $ .06        $ .02       $ .01      $ .04       $ .13


                                            1994
                                        Quarter                         Year

                       First      Second       Third      Fourth
Revenues            $8,833,900  $4,844,700  $3,715,700  $6,411,900 $23,806,200
Cost of operations   7,553,000   4,330,400   3,139,400   5,181,100  20,203,900
 Gross profit        1,280,900     514,300     576,300   1,230,800   3,602,300
General and
 administrative
 expenses              498,100     532,300     635,200     538,200   2,203,800
Interest expense        68,600      69,600      81,200      80,800     300,200
                       566,700     601,900     716,400     619,000   2,504,000
Income (loss) before
 income taxes          714,200     (87,600)   (140,100)    611,800   1,098,300
Income taxes           160,700     (19,700)    (39,800)     75,500     176,700
 Net income (loss)  $  553,500  $  (67,900) $ (100,300) $  536,300 $   921,600
 Primary earnings
  (loss) per share     $.05         $(.01)      $(.01)     $ .05       $ .08

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.


(19) Subsequent Event

     On January 31, 1996, the Company purchased 1,200,000 shares of its common stock pursuant to an option agreement. The option was obtained in connection with a debt restructuring in 1990. The company utilized its' revolving credit line to acquire the shares for $1,000,000 or $0.83 a share. The shares representing approximately 11% of the currently outstanding stock were retired by the Company.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 AND RESERVES

                 Years Ended December 31, 1995, 1994 and 1993




       Column A          Column B       Column C       Column D     Column E
                                        Additions,
                         Balance at     Charged to                  Balance
                         Beginning      Costs and                   at End
       Description       of Period      Expenses       Deductions   of Period

Allowance for doubtful
  accounts deducted from
  accounts and notes receivable
  in the balance sheet
     1995                $429,400       $210,000       $250,400      $389,000
     1994                $362,300       $ 75,100       $  8,000      $429,400
     1993                $ 58,400       $410,000       $106,100      $362,300


                             Petroleum Development Corporation

                                     Index to Exhibits



11    Schedule of Computation of Net Income Per Share                   E-2

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                                         EXHIBIT 11
                       SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE


                                                       Years Ended December 31,



            PRIMARY


                                                    1995            1994             1993

Net income for primary income
 per common share before extraordinary item      $1,481,500     $  921,600      $ 1,320,800
Net income for primary income
 per common share                                $1,481,500     $  921,600      $ 1,589,800
Weighted average number of common shares
 outstanding during the year                     10,056,441     10,878,601       10,312,501

Add - common equivalent shares (determined
 using the "treasury stock" method) represent-
 ing shares issuable upon exercise of employee
 stock options                                    1,550,249     1,111,896         1,251,147
            Weighted average number of shares
             used in calculation of primary
             income per share                    11,606,690     11,990,497       11,563,648

Primary income per share before
 extraordinary item                              $      .13    $       .08      $       .11

Primary income per share                         $      .13    $       .08      $       .14

            FULLY DILUTED

Net income for primary income per
 common share before extraordinary item         $ 1,481,500    $   921,600      $ 1,320,800
Net income for primary income per
 common share                                   $ 1,481,500    $   921,600      $ 1,589,800

Add:
  Interest reduction on payment of debt
  from issuance of stock proceeds, net
  of applicable income taxes                           -               -               -


      Net income for fully diluted
       net income per share before
       extraordinary item                       $ 1,481,500    $   921,600      $ 1,320,800


      Net income for fully diluted
       net income per share                     $ 1,481,500    $   921,600      $ 1,589,800

      Weighted average number of shares
       used in calculating primary income
       per common share                          11,606,690     11,990,497       11,563,648

  Shares issuable upon exercise of stock
       options used in primary calculation above (1,550,249)    (1,111,896)      (1,251,147)

  Shares issuable for fully diluted calculation   1,880,689      1,111,896        1,251,147

      Weighted average number of shares
       used in calculation of fully
       diluted income per share                  11,937,130     11,990,497       11,563,648

Fully diluted earnings per share before
 extraordinary item                             $       .12    $       .08       $      .11

Fully diluted earnings per share                $       .12    $       .08       $      .14


