Form 10-Q
period 1996-03-31
PETROLEUM DEVELOPMENT CORP
filed 1996-05-14
CIK 77877

CONFORMED COPY




                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        FORM 10-Q


                [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities and Exchange Act of 1934
                           For the period ended March 31, 1996

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
10,209,126 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 1996.

                   PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                          INDEX



PART I - FINANCIAL INFORMATION                                 Page No.

  Item 1.  Financial Statements

         Independent Auditors' Review Report                           1

         Condensed Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                          2

         Condensed Consolidated Statements of Operations -
         Three Months Ended March 31, 1996 and 1995                    4

         Condensed Consolidated Statements of Cash Flows-Three
         Months Ended March 31, 1996 and 1995                          5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

         Statement by Management Concerning Review of Interim
         Financial Information by Independent Certified Public
         Accountants                                                   9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                            10

Item 6.  Exhibits and Reports on Form 8-K                             10

                             PART I - FINANCIAL INFORMATION

                           Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


       We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                       KPMG PEAT MARWICK LLP



Pittsburgh, Pennsylvania
May 14, 1996

                   PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          Condensed Consolidated Balance Sheets
                          March 31, 1996 and December 31, 1995



         ASSETS

                                                      1996            1995
                                                  (Unaudited)

Current assets:
       Cash and cash equivalents                  $ 5,668,000    $10,053,600
       Accounts and notes receivable                2,595,500      2,016,600
       Inventories                                    217,700        217,900
       Prepaid expenses                               746,300        868,800

         Total current assets                       9,227,500     13,156,900



Properties and equipment                           48,334,200     48,240,000
       Less accumulated depreciation, depletion,
       and amortization                            21,711,500     21,127,100

                                                   26,622,700     27,112,900

Other assets                                          495,100        350,300

                                                  $36,345,300    $40,620,100







                                                                (Continued)

                   PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          March 31, 1996 and December 31, 1995


               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                      1996            1995
                                                  (Unaudited)

Current liabilities:
       Accounts payable and accrued expenses     $ 5,602,800    $ 3,903,000
       Advances for future drilling contracts      2,158,900     10,069,600
       Funds held for future distribution          1,680,900        704,000

         Total current liabilities                 9,442,600     14,676,600


Long-term debt                                     2,950,000      2,500,000
Other liabilities                                    673,300        601,700
Deferred income taxes                              2,949,500      2,920,900


Stockholders' equity:
       Common stock                                  102,100        112,100
       Additional paid-in capital                  6,155,800      7,019,800
       Retained earnings                          14,158,000     12,878,000
 Unamortized stock award                             (86,000)       (89,000)

         Total stockholders' equity               20,329,900     19,920,900


                                                 $36,345,300    $40,620,100






    See accompanying notes to condensed consolidated financial statements.

                   PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Statements of Operations
                       Three Months ended March 31, 1996 and 1995
                                       (Unaudited)

                                                      1996          1995

Revenues:
       Oil and gas well drilling operations       $ 7,986,900     $7,293,700
       Oil and gas sales                            2,467,500      1,162,000
       Well operations and pipeline income            901,600      1,002,600
       Other income                                    85,300         78,700

                                                   11,441,300      9,537,000

Costs and expenses:
       Cost of oil and gas well
        drilling operations                         6,502,300      6,135,800
       Oil and gas purchases and
        production costs                            2,035,000      1,310,300
       General and administrative
        expenses                                      541,800        450,300
       Depreciation, depletion,
        and amortization                              665,700        588,400
       Interest                                        72,100         83,400

                                                    9,816,900      8,568,200

         Income before income taxes                 1,624,400        968,800

Income taxes                                          344,400        240,300

         Net income                               $ 1,280,000     $  728,500


Earnings per common and
 common equivalent share                               $ .11           $ .06






                           See accompanying notes to condensed
                            consolidated financial  statements

                   PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Months Ended March 31, 1996 and 1995
                                       (Unaudited)

                                                         1996           1995
Cash flows from operating activities:
       Net income                                 $1,280,000     $  728,500
       Adjustments to net income to reconcile
         to cash used in operating activities:
         Deferred federal income taxes                28,600         72,100
         Depreciation, depletion & amortization      665,700        588,400
         Leasehold acreage expired or
          surrendered                                 70,300        143,500
         Employee compensation paid in stock           8,700           -
         Gain on disposal of assets                   (8,200)        (8,300)
         (Increase) decrease in current assets      (463,900)       246,800
         (Increase) decrease in other assets        (144,800)        54,600
         Decrease in current liabilities          (5,234,000)    (6,299,700)
         Increase in other liabilities                71,600         24,900

         Total adjustments                        (5,006,000)    (5,177,700)

         Net cash used in operating activities    (3,726,000)    (4,449,200)

Cash flows from investing activities:
       Capital expenditures                         (509,600)      (231,600)
       Proceeds from sale of leases                  271,500        111,000
       Proceeds from sale of assets                    8,200          8,300

         Net cash used in investing activities      (229,900)      (112,300)

Cash flows from financing activities:
       Proceeds from borrowings                    1,000,000           -
       Proceeds from sale of common stock            120,300           -
       Purchase of treasury stock                 (1,000,000)          -
       Retirement of debt                           (550,000)      (311,400)

         Net cash used in financing activities      (429,700)      (311,400)

Net change in cash and cash equivalents           (4,385,600)    (4,872,900)

Cash and cash equivalents,
 beginning of period                              10,053,600      8,906,800

Cash and cash equivalents, end of period        $  5,668,000   $  4,033,900




                           See accompanying notes to condensed
                            consolidated financial statements.

                   PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Notes to Condensed Consolidated Financial Statements
                                     March 31, 1996
                                       (Unaudited)


1.     Accounting Policies

       Reference is hereby made to the Company's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.     Basis of Presentation

       The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.     Oil and Gas Properties

       Oil and Gas Properties are reported on the successful efforts method.

4.     Earnings Per Share

       Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                        1996            1995

Weighted average common shares outstanding           11,253,911      11,717,352

Net income                                           $1,280,000      $  728,500

Earnings per common and
       common equivalent share                          $ .11           $ .06

5.     Subsequent Event

       On April 1, 1996, the Company acquired Riley Natural Gas Company (RNG), a privately held gas marketing company in a stock for stock exchange. While this addition does not constitute a significant subsidiary for accounting purposes, it will substantially increase the Company's capabilities in the natural gas marketing area. PDC expects to issue approximately 210,000 shares of common stock for 100% of the outstanding common stock of RNG. Key employees of RNG have agreed to enter into employment contracts with PDC to assure the continuity of RNG's gas marketing operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1996 Compared With March 31, 1995

    Total revenues increased $1,904,300 or 20.0% in the first quarter of 1996 compared to the same period in 1995 primarily as a result of increased drilling activity and higher oil and gas sales. Drilling revenues increased 9.5% as a result of higher volumes of drilling and completion activities in connection with drilling of wells for the PDC 1995-D Partnership which closed on December 29, 1995, in the first quarter of 1996 compared to the same period in 1995. Oil and gas sales increased $1,305,500 or 112.3% as a result of significantly higher average sales prices, increased gas purchased for resale, and to a lesser extent increased sales volumes from the Company's producing properties.

    Costs and expenses increased $1,248,700 as a result of the increased activity in oil and gas well drilling operations, oil and gas purchases and production costs, general and administrative expenses and depreciation, depletion, and amortization. Cost of oil and gas well drilling operations increased 6.0% as a result of the higher volumes of drilling and completion activities. Oil and gas purchases and production costs increased $724,700 primarily as a result of higher volumes of gas purchased for resale at higher average prices. General and administrative expenses increased $91,500 primarily as a result of higher personnel and benefit costs along with increased office expenses. Depreciation, depletion and amortization increased 13.1% due to higher depreciation rates and production volumes of natural gas as a result of the Company's continuing increased investment in oil and gas properties.

    The foregoing resulted in net income of $1,280,000 as compared to a net income of $728,500 for the first quarter of 1995. The provision for income taxes in 1996 consists of $315,800 of current taxes payable and $28,600 of deferred income taxes. The provision for income taxes in 1995 consisted of $168,200 of current taxes payable and $72,100 of deferred income taxes.

Liquidity and Capital Resources

    Sales volumes of natural gas continued to increase while the natural gas prices fluctuated monthly. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. There has been a dramatic increase in the price of natural gas during the past winter. While prices cannot be predicted for the entire year it is generally believed that the sales price of natural gas will be higher in 1996 than in 1995. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities.

    The Company has registered a 1996-1997 public drilling program consisting of eight partnerships and has commenced sales of units in the first partnership which is scheduled to close in May, 1996, with the wells scheduled to be drilled in the second and third quarters of 1996. The Company's public drilling programs continue to receive wide market acceptance.

    The Company is party to a credit agreement providing up to $7.5 million in borrowing capacity. At March 31, 1996 the Company has activated $5 million of that facility and has $2.9 million outstanding.

    On January 31, 1996, the Company purchased and subsequently retired 1,200,000 shares of its common stock pursuant to an option agreement with PNC Bank, N.A. The Company utilized $1,000,000 of its credit facility to purchase the stock at $0.83 per share resulting in redemption of 11% of its outstanding common stock.

    The purchase of RNG on April 1, 1996 is expected to significantly increase both gas and oil sales revenue and gas and oil purchases cost in the year ended December 31, 1996 and future years. Gas marketing organizations like RNG purchase and resell gas for a relatively small margin, typically in the range of 1-3% of sales revenues. While the volume of gas marketing activity for the remainder of 1996 cannot be predicted, RNG for the year ended March 31, 1996 had gross revenues of approximately $18 million.

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




The March 31, 1996 and 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

                                                             CONFORMED COPY


                              PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a) None.

    (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                       SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Petroleum Development Corporation
                                           (Registrant)




Date:  May 14, 1996                       /s/ Steven R. Williams
                                              Steven R. Williams
                                                 President


Date:  May 14, 1996                       /s/ Dale G. Rettinger
                                              Dale G. Rettinger
                                             Executive Vice President
                                               and Treasurer