Form 10-Q
period 1996-06-30
PETROLEUM DEVELOPMENT CORP
filed 1996-08-14
CIK 77877

CONFORMED COPY




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities and Exchange Act of 1934
                     For the period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 10,445,220 shares of the Company's Common Stock ($.01 par value) were outstanding as of June 30, 1996.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION                                   Page No.

  Item 1.  Financial Statements

          Independent Auditors' Review Report                        1

          Condensed Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995                        2

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1996 and 1995   4

          Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 1996 and 1995                        5

          Notes to Condensed Consolidated Financial Statements       6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        7

          Statement by Management Concerning Review of Interim
          Financial Information by Independent Certified Public
          Accountants                                                9

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                         10

 Item 6.  Exhibits and Reports on Form 8-K                          10

                       PART I - FINANCIAL INFORMATION

                     Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


          We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
August 7, 1996

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                     June 30, 1996 and December 31, 1995



          ASSETS

                                                   1996             1995
                                               (Unaudited)

Current assets:
 Cash and cash equivalents                     $ 5,169,300     $10,053,600
 Accounts and notes receivable                   4,960,800       2,016,600
 Inventories                                       233,700         217,900
 Prepaid expenses                                  951,200         868,800

          Total current assets                  11,315,000      13,156,900



Properties and equipment                        48,553,600      48,240,000
 Less accumulated depreciation, depletion,
 and amortization                               21,882,800      21,127,100

                                                26,670,800      27,112,900

Other assets                                       479,500         350,300

                                               $38,465,300     $40,620,100







                                                                 (Continued)

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     June 30, 1996 and December 31, 1995



               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                   1996             1995
                                               (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses        $ 7,646,100     $ 3,903,000
 Advances for future drilling contracts         2,235,200      10,069,600
 Funds held for future distribution               717,000         704,000

          Total current liabilities            10,598,300      14,676,600


Long-term debt                                  2,700,000       2,500,000
Other liabilities                                 745,200         601,700
Deferred income taxes                           2,980,200       2,920,900


Stockholders' equity:
 Common stock                                     104,500         112,100
 Additional paid-in capital                     6,602,100       7,019,800
 Retained earnings                             14,817,900      12,878,000
 Unamortized stock award                          (82,900)        (89,000)

          Total stockholders' equity           21,441,600      19,920,900


                                              $38,465,300     $40,620,100






   See accompanying notes to condensed consolidated financial statements.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations
              Three and Six Months ended June 30, 1996 and 1995
                                 (Unaudited)

                                             Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                            1996         1995         1996          1995

Revenues:
  Oil and gas well drilling operations   $2,745,700 $2,379,400    $10,732,600  $ 9,673,100
  Oil and gas sales                       6,497,100  1,017,800      8,964,600    2,179,800
  Pipeline and well operations income       945,500    969,400      1,847,100    1,972,000
  Other income                              145,400     66,200        230,700      144,900

                                         10,333,700  4,432,800     21,775,000   13,969,800

Costs and expenses:
  Cost of oil and gas well drilling
   operations                             2,267,900  1,989,700      8,770,200    8,125,500
  Oil and gas purchases
   and production costs                   6,049,300  1,096,500      8,084,300    2,406,800
  General and administrative expenses       570,100    520,900      1,111,900      971,200
  Depreciation, depletion, and
    amortization                            541,700    535,500      1,207,400    1,123,900
  Interest                                   67,300     76,300          139,400    159,700

                                          9,496,300  4,218,900     19,313,200   12,787,100

       Income before income taxes           837,400    213,900      2,461,800    1,182,700

Income taxes                                177,500     53,000         521,900     293,300


       Net income                        $  659,900 $  160,900    $ 1,939,900  $   889,400

Earnings per common and
 common equivalent share                    $  .06       $  .02        $  .17       $  .08


          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 1996 and 1995
                                        (Unaudited)

                                                          1996           1995
Cash flows from operating activities:
      Net income                                   $ 1,939,900      $  889,400
      Adjustments to net income
       to reconcile to cash used in
       operating activities:
         Deferred federal income taxes                  43,300          88,000
         Depreciation, depletion & amortization      1,207,400       1,123,900
         Leasehold acreage expired or surrendered      100,300         173,500
         Employee compensation paid in stock            11,800            -
         Gain on disposal of assets                     (9,000)        (23,600)
         Decrease in current assets                    254,600         339,300
         (Increase) decrease in other assets          (144,500)        100,700
         Decrease in current liabilities            (8,445,300)     (8,372,900)
         Increase in other liabilities                 143,500         110,800

               Total adjustments                    (6,837,900)     (6,460,300)

               Net cash used in operating activities(4,898,000)     (5,570,900)

Cash flows from investing activities:
      Capital expenditures                          (1,092,700)       (845,300)
      Proceeds from sale of leases                     327,100         207,700
      Proceeds from sale of other assets                 9,000          24,300
      Net cash acquired from purchase of subsidiary  1,450,000            -
               Net cash provided by (used in)
                investing activities                   693,400        (613,300)

Cash flows from financing activities:
      Proceeds from borrowings                       1,000,000            -
      Proceeds from sale of common stock               120,300            -
      Purchase of treasury stock                    (1,000,000)           -
      Retirement of debt                              (800,000)       (370,700)

               Net cash used in financing activities  (679,700)       (370,700)

Net changes in cash and
      cash equivalents                              (4,884,300)     (6,554,900)

Cash and cash equivalents, beginning of period      10,053,600       8,906,800
Cash and cash equivalents, end of period           $ 5,169,300     $ 2,351,900

          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                       June 30, 1996
                                        (Unaudited)


1.    Accounting Policies

      Reference is hereby made to the Company's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.    Basis of Presentation

      The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.    Oil and Gas Properties

      Oil and Gas Properties are reported on the successful efforts method.

4.    Acquisition of Subsidiary

      On April 1, 1996, the Company acquired Riley Natural Gas Company (RNG), a privately held gas marketing company in a stock for stock exchange.
      While this addition does not constitute a significant subsidiary for accounting purposes, it will substantially increase the Company's capabilities in the natural gas marketing area. Proforma results assuming the acquisition took place in earlier periods are not presented as these results would not differ significantly from historical results of operations. PDC issued 236,094 shares of common stock with a market value of $449,100, for 100% of the outstanding common stock of RNG.
      Key employees of RNG have agreed to enter into employment contracts with PDC to assure the continuity of RNG's gas marketing operations.

5.    Common Stock

      On January 31, 1996, the Company purchased 1,200,000 shares of its common stock pursuant to an option agreement. The option was obtained in connection with a debt restructuring in 1990. The Company utilized it's revolving credit line to acquire the shares for $1,000,000 or $0.83 a share. The shares representing approximately 11% of the currently outstanding stock were retired by the Company.


6.    Earnings Per Share

      Computation of earnings per common and common equivalent share are as follows for the three months and six months ended June 30, 1996 and 1995:

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                       1996          1995         1996          1995
Weighted average common
 shares outstanding                 11,349,965     11,756,190  11,363,245    11,683,882

Net income                         $   659,900    $   160,900 $ 1,939,900   $   889,400

Earnings per common and
 common equivalent share                $  .06       $  .02        $  .17       $  .08

7.    Subsequent Event

      On August 6, 1996 the Company purchased an interest in 188 oil and gas wells in West Virginia. The Company utilized its revolving credit line to finance the purchase. While this addition does not constitute a significant subsidiary for accounting purposes, it will increase the Company's oil and gas reserves by 4.8 Bcf of natural gas and 35,000 barrels of oil, add 12,000 acres of leases to its leasehold inventory and increase the Company's gathering systems by forty-nine miles. The purchase price was $3.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1996 Compared With June 30, 1995

      Total revenues increased $5,900,900 in the second quarter of 1996 compared to the same period in 1995 primarily as a result of increased oil and gas sales and to a lesser extent increased drilling revenues. Oil and gas sales increased $5,479,300 primarily due to the gas marketing activities of Riley Natural Gas Company (RNG) ($5.1 million), a company acquired on April 1, 1996, along with increased production and higher average sales prices from the Company's producing properties. Drilling revenue increased by 15.4% principally as a result of the Company's Public Sponsored Partnership, PDC 1996-A, which closed on June 5, 1996 providing $476,000 more drilling revenues during the quarter than the first program in 1995.

      Costs and expenses increased $5,277,400 primarily as a result of increased oil and gas purchases and production costs and to a lesser extent increased well drilling costs. Oil and gas purchases and production costs increased $4,952,800 primarily due to increased purchases of gas for resale by RNG. Oil and gas well drilling costs increased 14.0% as a result of the increased drilling activity referred to above.

      The foregoing resulted in net income of $659,900 as compared to a net income of $160,900 for the second quarter of 1995. The provision for income taxes in 1996 consists of $162,800 of current taxes and $14,700 of deferred income taxes. The provision for income taxes in 1995 consisted of $37,100 of current taxes and $15,900 of deferred income taxes.

Six Months Ended June 30, 1996 Compared with June 30, 1995

      Total revenues increased $7,805,200 during the first six months of 1996 compared to the same period in 1995 primarily as a result of increased oil and gas sales and to a lesser extent increased drilling revenues. Oil and gas sales increased $6,784,800 primarily due to the gas marketing activities of RNG ($5.1 million) along with significantly higher average sales prices of natural gas, increased gas purchased for resale and to a lesser extent, increased sales volumes from the Company's producing properties. Drilling revenues increased 10% as a result of higher volumes of drilling activities.

      Costs and expenses increased $6,526,100 as a result of increased oil and gas purchases and production costs and to a lesser extent increased well drilling costs. Oil and gas purchases and production costs increased $5,677,500 primarily due to gas purchases by RNG for resale and to a lesser extent higher volumes of gas purchased for resale at higher average prices. Oil and gas well drilling costs increased $644,700 as a result of the higher volume of drilling activity referred to above.


      The foregoing resulted in net income of $1,939,900 compared to a net income of $889,400 for the first six months of 1995. The provision for income taxes in 1996 consists of $478,600 of current taxes payable and $43,300 of deferred income taxes. The provision for income taxes in 1995 consisted of $205,300 current taxes payable and $88,000 of deferred income taxes.

Liquidity and Capital Resources

      Sales volumes of natural gas continued to increase while the natural gas prices fluctuated monthly. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. There was a dramatic increase in the price of natural gas during the past winter. While prices cannot be predicted for the entire year, it is generally believed that the average sales price of natural gas will be higher in 1996 than in 1995. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities.

      The Company closed its first drilling program of 1996 in the second quarter and has drilled the wells in the second and third quarters of 1996. The Company will close its second drilling program of 1996 in September, 1996 and will drill the wells during the third and fourth quarters of 1996. The Company's public drilling program continues to receive wide market acceptance. The Company's first drilling program of 1996 closed at approximately 75% higher than the first program of 1995.

      The purchase of RNG on April 1, 1996 has, as expected, increased both gas and oil sales revenue and gas and oil purchases cost in the second quarter of 1996. Gas marketing organizations like RNG purchase and resell gas for a relatively small margin, typically the range of 1-3% of sales revenues. While the volume of gas marketing activity for the remainder of 1996 cannot be predicted, for the quarter ended June 30, 1996, RNG had gross revenues of approximately $5.1 million.

      The Company continues to pursue capital investment opportunities in producing gas properties along with its commitment to participate in its sponsored gas drilling programs. Management believes that the Company has adequate capital to meet its operating requirements and continues to pursue opportunities for operating improvements and cost efficiencies.

      The Purchase of the wells described in Footnote 5 on August 6, 1996 will increase the Company's oil and gas sales and this increase is expected to liquidate the increase in the Company's revolving credit line utilized to purchase the wells.

      The Company is party to a credit agreement providing up to $7.5 million in borrowing capacity. At August 7, 1996 the Company has activated $6 million of that facility and has $5.85 million outstanding after the purchase of wells described in Footnote 5.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                            STATEMENT BY MANAGEMENT CONCERNING
                          REVIEW OF INTERIM FINANCIAL INFORMATION
                        BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The June 30, 1996 and 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

                                                              CONFORMED COPY


                               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is not a party to any legal actions that would affect the Company's operations or financial statements.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.



                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Petroleum Development Corporation
                                                     (Registrant)




Date:    August 7, 1996                            /s/ Steven R. Williams
                                                       Steven R. Williams
                                                          President


Date:    August 7, 1996                            /s/ Dale G. Rettinger
                                                       Dale G. Rettinger
                                                       Executive Vice President
                                                       and Treasurer