Form 10-Q
period 1996-09-30
PETROLEUM DEVELOPMENT CORP
filed 1996-11-12
CIK 77877

CONFORMED COPY




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 10,445,220 shares of the Company's Common Stock ($.01 par value) were outstanding as of September 30, 1996.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION                                     Page No.

  Item 1.  Financial Statements

          Independent Auditors' Review Report                          1

          Condensed Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                     2

          Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1996 and 1995                                  4

          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 1996 and 1995                     5

          Notes to Condensed Consolidated Financial Statements         6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

          Statement by Management Concerning Review of Interim
          Financial Information by Independent Certified Public
          Accountants                                                 10

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                           11

 Item 6.  Exhibits and Reports on Form 8-K                            11

                        PART I - FINANCIAL INFORMATION

                      Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


          We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

          We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



                                                 KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
November 11, 1996

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995



          ASSETS

                                                     1996             1995
                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                       $ 2,674,800     $10,053,600
 Accounts and notes receivable                     4,736,300       2,016,600
 Inventories                                         529,600         217,900
 Prepaid expenses                                    774,500         868,800

          Total current assets                     8,715,200      13,156,900



Properties and equipment                          52,636,700      48,240,000
 Less accumulated depreciation, depletion,
 and amortization                                 22,457,500      21,127,100

                                                  30,179,200      27,112,900

Other assets                                         523,300         350,300

                                                 $39,417,700     $40,620,100







                                                                   (Continued)

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   September 30, 1996 and December 31, 1995



               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                     1996             1995
                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses          $ 6,425,600     $ 3,903,000
 Advances for future drilling contracts             788,500      10,069,600
 Funds held for future distribution                 899,400         704,000

          Total current liabilities               8,113,500      14,676,600


Long-term debt                                    5,550,000       2,500,000
Other liabilities                                   819,200         601,700
Deferred income taxes                             3,079,500       2,920,900


Stockholders' equity:
 Common stock                                       104,500         112,100
 Additional paid-in capital                       6,602,400       7,019,800
 Retained earnings                               15,228,400      12,878,000
 Unamortized stock award                            (79,800)        (89,000)

          Total stockholders' equity             21,855,500      19,920,900


                                                $39,417,700     $40,620,100






    See accompanying notes to condensed consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
            Three and Nine Months ended September 30, 1996 and 1995
                                  (Unaudited)


                                               Three Months Ended        Nine Months Ended
                                               September 30,              September 30,
                                             1996          1995         1996           1995

Revenues:
  Oil and gas well drilling operations    $2,991,300  $1,857,400    $13,723,900   $11,530,500
  Oil and gas sales                        7,168,100     801,000     16,132,700     2,980,800
  Pipeline and well operations income      1,017,600     868,600      2,864,700     2,840,600
  Other income                               140,000      55,500        370,700       200,400

                                          11,317,000   3,582,500     33,092,000    17,552,300

Costs and expenses:
  Cost of oil and gas well drilling
   operations                              2,455,100   1,355,100     11,225,300     9,480,600
  Oil and gas purchases
   and production costs                    6,958,000     818,100     15,042,300     3,224,900
  General and administrative expenses        651,000     600,700      1,762,900     1,571,900
  Depreciation, depletion, and
    amortization                             583,400     591,300      1,790,800     1,715,200
  Interest                                   106,400      71,000        245,800       230,700

                                          10,753,900   3,436,200     30,067,100    16,223,300

       Income before income taxes            563,100     146,300      3,024,900     1,329,000

Income taxes                                 152,600      36,300        674,500       329,600


       Net income                         $  410,500  $  110,000    $ 2,350,400   $   999,400

Earnings per common and
 common equivalent share                     $  .04       $  .01         $  .21       $  .09


        See accompanying notes to condensed consolidated financial statements.

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       Condensed Consolidated Statements of Cash Flows
                        Nine Months Ended September 30, 1996 and 1995
                                         (Unaudited)

                                                            1996           1995
Cash flows from operating activities:
      Net income                                     $ 2,350,400      $  999,400
      Adjustments to net income to reconcile
       to cash used in operating activities:
         Deferred federal income taxes                   142,600          98,900
         Depreciation, depletion & amortization        1,790,800       1,715,200
         Leasehold acreage expired or surrendered        130,300         203,500
         Employee compensation paid in stock              14,900            -
         Gain on disposal of assets                       (9,000)        (29,300)
         Decrease in current assets                      347,100         605,200
         (Increase) decrease in other assets            (196,000)        147,600
         Decrease in current liabilities             (10,929,900)     (8,638,100)
         Increase in other liabilities                   217,500         141,300

               Total adjustments                      (8,491,700)     (5,755,700)

               Net cash used in operating activities  (6,141,300)     (4,756,300)

Cash flows from investing activities:
      Capital expenditures                            (5,311,400)     (1,653,600)
      Proceeds from sale of leases                       444,600         236,500
      Proceeds from sale of other assets                   9,000          30,000
      Net cash acquired from purchase of subsidiary    1,450,000            -
               Net cash used in
                investing activities                  (3,407,800)     (1,387,100)

Cash flows from financing activities:
      Proceeds from borrowings                         4,200,000            -
      Proceeds from sale of common stock                 120,300            -
      Purchase of treasury stock                      (1,000,000)           -
      Retirement of debt                              (1,150,000)       (429,800)

               Net cash provided by (used in)
                financing activities                   2,170,300        (429,800)

Net changes in cash and cash equivalents              (7,378,800)     (6,573,200)

Cash and cash equivalents, beginning of period        10,053,600       8,906,800
Cash and cash equivalents, end of period             $ 2,674,800     $ 2,333,600

        See accompanying notes to condensed consolidated financial statements.

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Condensed Consolidated Financial Statements
                                     September 30, 1996
                                         (Unaudited)

1.    Accounting Policies

      Reference is hereby made to the Company's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.    Basis of Presentation

      The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.    Oil and Gas Properties

      Oil and Gas Properties are reported on the successful efforts method.

4.    Acquisition of Subsidiary

      On April 1, 1996, the Company acquired Riley Natural Gas Company (RNG), a privately held gas marketing company in a stock for stock exchange. While this addition does not constitute a significant subsidiary for accounting purposes, it will substantially increase the Company's capabilities in the natural gas marketing area. Pro forma results assuming the acquisition took place in earlier periods are not presented as these results would not differ significantly from historical results of operations. PDC issued 236,094 shares of common stock with a market value of $449,100, for 100% of the outstanding common stock of RNG. Key employees of RNG have agreed to enter into employment contracts with PDC to assure the continuity of RNG's gas marketing operations.

5.    Acquisition of Property

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

6.    Common Stock

      On January 31, 1996, the Company purchased 1,200,000 shares of its common stock pursuant to an option agreement. The option was obtained in connection with a debt restructuring in 1990. The Company utilized its revolving credit line to acquire the shares for $1,000,000 or $0.83 a share. The shares, representing approximately 11%, of the currently outstanding stock were retired by the Company.

7.    Earnings Per Share

      Computation of earnings per common and common equivalent share are as follows for the three months and nine months ended September 30, 1996 and 1995:

                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                         1996          1995          1996         1995
Weighted average common
 shares outstanding                   11,497,179     11,519,653   11,367,140   11,557,565

Net income                           $   410,500    $   110,000  $ 2,350,400  $   999,400

Earnings per common and
 common equivalent share                 $  .04        $  .01        $  .21       $  .09


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1996 Compared With September 30, 1995

      Total revenues increased $7,734,500 in the third quarter of 1996 compared to the same period in 1995 primarily as a result of increased oil and gas sales and to a lesser extent increased drilling revenues. Oil and gas sales increased $6,367,100 primarily due to the gas marketing activities of Riley Natural Gas Company (RNG) ($5.8 million), a company acquired on April 1, 1996, along with increased production and higher average sales prices from the Company's producing properties. Drilling revenue increased by 61% principally as a result of increased drilling activities.

      Costs and expenses increased $7,317,700 primarily as a result of increased oil and gas purchases and production costs and to a lesser extent increased well drilling costs. Oil and gas purchases and production costs increased $6,139,900 primarily due to increased purchases of gas for resale by RNG. Oil and gas well drilling costs increased 81.2% as a result of the increased drilling activity referred to above.

      The foregoing resulted in net income of $410,500 as compared to a net income of $110,000 for the third quarter of 1995. The provision for income taxes in 1996 consists of $53,400 of current taxes and $99,200 of deferred income taxes. The provision for income taxes in 1995 consisted of $25,400 of current taxes and $10,900 of deferred income taxes.

Nine Months Ended September 30, 1996 Compared with September 30, 1995

      Total revenues increased $15,539,700 during the first nine months of 1996 compared to the same period in 1995 primarily as a result of increased oil and gas sales and to a lesser extent increased drilling revenues. Oil and gas sales increased $13,151,900 primarily due to the gas marketing activities of RNG ($10.9 million) along with significantly higher average sales prices of natural gas, increased gas purchased for resale and to a lesser extent, increased sales volumes from the Company's producing properties. Drilling revenues increased 19% as a result of higher volumes of drilling activities.

      Costs and expenses increased $13,843,800 as a result of increased oil and gas purchases and production costs and to a lesser extent increased well drilling costs. Oil and gas purchases and production costs increased $11,817,400 primarily due to gas purchases by RNG for resale and to a lesser extent higher volumes of gas purchased for resale at higher average prices. Oil and gas well drilling costs increased $1,744,700 as a result of the higher volume of drilling activity referred to above.

      The foregoing resulted in net income of $2,350,400 compared to a net income of $999,400 for the first nine months of 1995. The provision for income taxes in 1996 consists of $531,900 of current taxes payable and $142,600 of deferred income taxes. The provision for income taxes in 1995 consisted of $230,700 current taxes payable and $98,900 of deferred income taxes.

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

      The Company closed its second drilling program of 1996 in the third quarter and has drilled the wells in the third and fourth quarters of 1996. The Company will close its third and fourth drilling programs of 1996 in the fourth quarter and will drill the wells during the fourth quarter of 1996 and the first quarter of 1997. The Company's public drilling programs continue to receive wide market acceptance. The proceeds of the Company's first two drilling programs of 1996 were approximately 59% higher than the first two programs of 1995.

      The purchase of RNG on April 1, 1996 has, as expected, increased both gas and oil sales revenue and gas and oil purchases cost in the second and third quarters of 1996. Gas marketing organizations like RNG purchase and resell gas for a relatively small margin, typically in the range of 1-3% of sales revenues. While the volume of gas marketing activity for the remainder of 1996 cannot be predicted, for the quarters ended June 30, 1996, and September 30, 1996, RNG had gross revenues of approximately $5.1 million, and $5.8 million, respectively.

      The Company continues to pursue capital investment opportunities in producing gas properties along with its commitment to participate in its sponsored gas drilling programs. Management believes that the Company has adequate capital to meet its operating requirements and continues to pursue opportunities for operating improvements and cost efficiencies.

      The purchase on August 6, 1996 of the wells described in Footnote 5 will increase the Company's oil and gas sales and this increase is expected to liquidate the increase in the Company's revolving credit line utilized to purchase the wells.

      The Company is party to a credit agreement providing up to $7.5 million in borrowing capacity. At November 11, 1996 the Company has $5.47 million of that facility outstanding.

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                             STATEMENT BY MANAGEMENT CONCERNING
                           REVIEW OF INTERIM FINANCIAL INFORMATION
                         BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The September 30, 1996 and 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

                                                           CONFORMED COPY


                                PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Petroleum Development Corporation
                                                      (Registrant)




Date:    November 11, 1996                          /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:    November 11, 1996                          /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                        Executive Vice President
                                                        and Treasurer