Form 10-K
period 1996-12-31
PETROLEUM DEVELOPMENT CORP
filed 1997-03-21
CIK 77877

CONFORMED COPY

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1996

   Commission File Number  0-7246

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

As of March 15, 1997, 10,485,753 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the
Registrant on such date was $31,788,724 (based on the last traded price of $4.00).

                    DOCUMENTS INCORPORATED BY REFERENCE
Document                                          Form 10-K Part III
Proxy                                             Items 11 and 12

                                  PART I
Item 1.  Business

General

     Petroleum Development Corporation (PDC) is a Nevada corporation which was formed in 1955 and commenced gas and oil operations in 1969. The Company and its subsidiaries (the Company) are engaged in the leasing of natural gas and oil mineral rights, the development of these rights by drilling exploratory and development gas and oil wells, the production and sale of gas and oil from these wells, the operation of gas and oil wells for a fee, the marketing of natural gas for itself and other producers, and the distribution of natural gas to residential, commercial and industrial customers.

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

     Gas and oil produced by wells are primarily marketed by the Company, and its gas marketing subsidiary, Riley Natural Gas (RNG). RNG also purchases natural gas from other producers and resells it to utilities, end-users or other marketers.

     The Company has an Ohio subsidiary, Paramount Natural Gas Company
(PNG), which commenced operations in October of 1992 as a regulated Ohio distribution utility. Paramount Transmission Corporation (PTC), another Ohio subsidiary of the Company focuses its efforts on the acquisition and marketing of Ohio gas production.

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

     On the basis of these models the geologists instruct the land department to obtain available gas and oil leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, these leases are obtained for a lease bonus and annual rental payments changing to a 12.5% royalty on gross production revenue. In some instances additional overriding royalty payments may be made to third parties or royalty owners with particularly attractive prospects. As of December 31, 1996, the Company had a total leasehold inventory of approximately 127,050 gross acres and 125,250 net acres. See "Properties - Oil and Gas Leases".

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

     The majority of the activity currently being pursued by the Company is focused on the development of natural gas production in West Virginia, Michigan, eastern Ohio, and western Pennsylvania. During 1996 the Company was one of the most active drilling companies in the state of West Virginia. Despite the level of activity, the Company was able to maintain a high level of environmental sensitivity and was previously selected for four years in a row by the West Virginia Department of Environmental Protection for the state's top award for the quality of the environmental and reclamation work in its drilling activities. As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations.

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

     In 1996 the Company purchased approximately 188 producing wells from Angerman Associates. The wells, located primarily in Gilmer County, West Virginia, added over 4 Bcf of proved producing reserves at December 31, 1996, in addition to several proved undeveloped locations.

Production Operations

     The Company currently operates approximately 1,150 wells in the Appalachian Basin. On average, the Company has an approximate 40% ownership interest in the wells it operates, with the balance belonging to investor partners. The Company employs engineers, supervisors and well tenders who are responsible for the day to day operation of the wells and pipeline systems. Currently these wells produce an aggregate of about 19 million cubic feet of gas per day, including the Company's share of about 4.1 million cubic feet per day. The Company's share of oil production is about 7,000 barrels per year. See "Properties - Production"

     The Company is paid a monthly operating charge for each well it operates. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, insurance and other recurring costs. The Company may also receive additional compensation for special non-recurring activities like reworks and recompletions.

Oil and Gas Marketing

     In West Virginia, the Company markets the gas from its own and its investor partner interests directly, or in some cases with assistance from Riley Natural Gas, a subsidiary of the Company, as a part of the services provided under the basic monthly operating charge. RNG was acquired in a stock for stock exchange in early 1996. The acquisition of RNG added five employees to the Company's work force and brings substantial experience in natural gas marketing and hedging of natural gas transactions. In addition to gas produced by the Company, RNG also purchases gas from other producers for resale. The gas is marketed to gas utilities, pipelines and industrial and commercial customers, either directly through the Company's gathering system, or utilizing transportation services provided by regulated interstate pipeline companies. Generally the Company negotiates its own contacts with customers. However, occasionally the services of outside gas brokers or marketers are used.

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

     The level of the Company's drilling and development activity is dependent upon the amount of subscriptions in its public drilling partnerships and investment from other partnerships or other joint venture partners. Funds received pursuant to drilling contracts were $24,965,000 in 1996, $13,619,000 in 1995 and $14,858,000 in 1994. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received.

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

     Generally, the Company, along with its marketing subsidiary, Riley Natural Gas, has been and expects to continue to be able to produce and market gas from its wells without curtailment by providing gas to purchasers at competitive prices. Open access transportation on the country's interstate pipeline system has greatly increased the range of potential markets. Whenever feasible the Company allows for multiple market possibilities from each of its gathering systems, while seeking the best available market for its gas at any point in time.

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

     The Company's sales of natural gas are to various customers, one customer, Hope Gas, Inc., accounted for 30.7% of the Company's revenues from oil and gas sales (16.1% of total revenues) in 1996. Hope Gas, Inc. is a regulated public utility. In general, the prices it pays for gas, and the producers from which it purchases gas, are influenced by the state and federal agencies that regulate them. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's revenues from oil and gas sales in 1996.

     Gas produced by the Company sold at December 31, 1996 at prices per Mcf ranging from $1.75 to $6.31, depending upon the location, the date of the sales contract and whether the gas was sold in interstate or intrastate commerce. The weighted net average price of gas sold by the Company in 1996 was $3.04 per Mcf at the wellhead.

     The Company is presently able to sell all the oil which it can produce under existing sales contracts with petroleum refiners and marketers. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements which are customary in the oil industry. None of the Company's oil production is sold under long-term contracts. The Company does not refine any of its oil production. No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 1996.

     Oil produced by the Company sold at December 31, 1996 at prices ranging from $21.50 to $22.50 per barrel, depending upon the location and quality of oil. In 1996, the weighted net average price per barrel of oil sold by the Company was $16.35.

Use of Commodities Markets to Hedge Natural Gas Transactions

     The Company has established a policy which allows the use of NYMEX natural gas futures to reduce the risk of volatility in natural gas prices. These uses include coordinating fixed and variable priced purchases and sales by RNG and "locking in" fixed prices from time to time for the Company's share of production. The policy prohibits the use of natural gas futures for speculative purposes and can be utilized only if there is an underlying physical position.

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

     PNG, which is an Ohio public utility, is subject to regulation by the Public Utilities Commission of Ohio in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues.

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

Environmental Matters

     The oil and gas industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Company is and will continue to be subject to present and future environmental statutes and regulations, and in the future the cost of its drilling and exploration and other activities may materially increase as a result.

     The Company's expenses relating to preserving the environment during 1996 were not significant in relation to operating costs and the Company expects no material change in 1997. Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's operations or financial condition.

Competition

     The Company competes with many other companies in the search for and acquisition of oil and gas properties and leases for exploration and development, and also competes with other companies in its activities as drilling contractor and natural gas marketers. Many of these companies have substantially greater financial, technical and other resources than the Company. Competition among oil and gas companies for favorable oil and gas prospects can be expected to continue. It is anticipated that the cost of acquiring oil and gas properties will increase appreciably. The Company is not a significant factor in the oil and gas industry.

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

Employees

     As of December 31, 1996, the Company had 72 employees. The Company's employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Item 2.  Properties

Drilling Activity

     The following table summarizes the Company's drilling activity for the past five years. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                                      Exploratory Wells Drilled

                              Total       Productive Gas          Dry
                           Drilled  Net   Drilled    Net     Drilled  Net
     1992                     -      -       -        -         -      -
     1993                     3     .75      -        -         3     .75
     1994                     -      -       -        -         -      -
     1995                     -      -       -        -         -      -
     1996                     -      -       -        -         -      -

     Total                    3     .75      -        -         3     .75

                                      Development Wells Drilled

                               Total       Productive Gas         Dry
                           Drilled   Net  Drilled    Net     Drilled  Net

     1992                    80     15.86    73      14.47      7     1.39
     1993                    56     10.00    49       8.75      7     1.25
     1994                    75     13.76    71      13.00      4      .76
     1995                    72     13.40    64      11.80      8     1.60
     1996                    97     17.44    92      16.46      5      .98
          Total             380     70.46   349      64.48     31     5.98

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

                                     Year Ended December 31,

                             1996      1995      1994      1993     1992
Production (1):
  Oil (Bbls)                 7,000    11,000    11,000    10,000    16,000
  Natural Gas (Mcf)      1,495,000 1,336,000 1,195,000   965,000   948,000
  Equivalent
   Mcfs (2)              1,537,000 1,402,000  1,261,0001,025,000 1,044,000
Average sales price
per equivalent
Mcf (3)                      $3.04     $1.81     $2.07     $2.15     $2.20

Average production
cost (lifting cost) per
equivalent Mcf (4)          $  .63    $  .53    $  .58    $  .57    $  .48

     (1) Production as shown in the table, which is net after the royalty interests of others, is determined by multiplying the gross production volume of properties in which the Company has an interest by the percentage of the leasehold or other property interest owned by the Company.

     (2) The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcfs of natural gas.

     (3) The average sales price per barrel of oil sold by the Company was $16.35 in 1996, $15.80 in 1995, $14.41 in 1994, $16.62 in 1993 and $18.21 in
1992 and the average sales price per Mcf of gas was $3.04 in 1996, $1.75 in 1995, $2.01 in 1994, $2.24 in 1993 and $2.41 in 1992.

     (4) Production costs represent oil and gas operating expenses as reflected in the financial statements of the Company plus depreciation of support equipment and facilities.

     Summary of Productive Wells. The table below gives the number of the Company's productive gross and net wells at December 31, 1996.

                                  WELLS
                                Gas                 Oil
Location               Gross          Net    Gross       Net
Ohio                      16         5.50       9        2.03
Tennessee                  1          .57      55       20.37
Pennsylvania              98        23.93      -          -
West Virginia            961       423.92      10        4.46
   Total               1,076       453.92      74       26.86

Reserves

     All of the Company's oil and gas reserves are located in the United
States.

     "Proved reserves" are those quantities of crude oil and natural gas which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs on leases held by the Company under existing economic and operating conditions. The Company's approximate net proved reserves were estimated by the Company to be 79,000 barrels of oil and 32,225,000 Mcf of gas at December 31, 1994 and 140,000 barrels of oil and 33,829,000 Mcf of gas at December 31, 1995 and 81,000 barrels of oil and 43,312,000 Mcf of gas at December 31, 1996.

     "Proved developed reserves" are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods. The Company's approximate net proved developed reserves were estimated by the Company to be 79,000 barrels of oil and 27,746,000 Mcf of gas at December 31, 1994 and 140,000 barrels of oil and 29,326,000 Mcf of gas at December 31, 1995 and 81,000 barrels of oil and 35,516,000 Mcf of gas at December 31, 1996.

     No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1996. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

     The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves giving effect to future estimated income tax expenses, was estimated by the Company to be $14,445,000 as of December 31, 1994, and $21,060,000 as of December 31, 1995
and $34,262,000 as of December 31, 1996. These amounts are based on year-end prices at the respective dates. Since December 31, 1996, prices have decreased to seasonal levels. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves.

     Substantially all of the Company's oil and gas reserves have been mortgaged or pledged as security for bank loans to the Company. See Note 3 of Notes to Consolidated Financial Statements.

     For additional information concerning oil and gas reserves and activities, see Notes 16, 17 and 18 of Notes to Consolidated Financial Statements.

     The Company has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

Oil and Gas Leases

     The following table sets forth, as of December 31, 1996, the acres of developed and undeveloped oil and gas properties in which the Company had an interest, listed alphabetically by state.

                                  Developed Acreage    Undeveloped Acreage
                                  Gross        Net     Gross         Net

Michigan                            -0-         -0-    26,200      26,200

Ohio                               1,200        800      -0-         -0-

Pennsylvania                         250        250    10,200       9,500

Tennessee                          3,600      3,600      -           -

West Virginia                     59,900     59,500    25,600      25,400

                                  64,950     64,150    62,000      61,100

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
            Fourth Quarter                1 5/8       31/32

            1996
            First Quarter                 2 1/8       1 5/16
            Second Quarter                2 13/16     1 7/8
            Third Quarter                 3 9/16      2 7/16
            Fourth Quarter                6 3/16      3 3/8

      As of December 31, 1996, there were approximately 2,463 record holders of the Company's common stock.

      The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6.  Selected Financial Data (1)

                                            Year Ended December 31,

                       1996          1995            1994         1993           1992
Revenues
 Oil and gas well
 drilling
 operations        $18,698,200  $13,941,000     $15,190,200   $12,073,500    $14,930,700
 Oil and gas sales  26,051,100    4,150,600       4,361,300     4,471,200      4,867,300
 Well operations
  income             3,928,800    3,750,900       3,730,300     3,843,100      2,935,900
 Other income          935,600      504,000         524,400        97,600        432,600
   Total           $49,613,700  $22,346,500     $23,806,200   $20,485,400    $23,166,500
Costs and Expenses
  (excluding
  interest and
  depreciation,
  depletion and
  amortization)    $42,274,100  $18,042,300     $20,559,500   $17,116,700    $18,826,000
Interest Expense   $   380,000  $   319,700     $   300,200   $    55,500     $   54,000
Depreciation,
 Depletion and
 Amortization      $ 2,309,600  $ 2,152,100     $ 1,848,200   $ 1,717,400     $1,671,600
Income before
 extraordinary
 item              $ 3,549,400  $ 1,481,500     $   921,600   $ 1,320,800     $1,748,100
Extraordinary item
 net of income
 taxes                   -            -               -           269,000          -

Net Income         $ 3,549,400  $ 1,481,500     $   921,600   $ 1,589,800     $1,748,100

Primary earnings
 per common and
 common equivalent
 share

Income before
 extraordinary item     $ .31        $ .13           $ .08         $ .11         $ .16


Net income              $ .31        $ .13           $ .08         $ .14         $ .16

Average Common and
 Common Equivalent
 Shares Outstanding
 During the Year    11,573,429   11,606,690      11,990,497    11,563,648     11,190,709


                                                December 31,

                      1996         1995              1994         1993           1992
Total Assets      $63,604,200   $40,620,100    $38,325,300    $36,412,900    $34,631,500
Working Capital   $(2,357,200)  $(1,519,700)   $(1,613,700)   $   289,000    $  (590,100)
Long-Term Debt,
 excluding current
 maturities       $ 5,320,000   $ 2,500,000    $ 3,100,000    $ 3,167,300    $ 3,968,900
Stockholders'
 Equity           $23,072,500   $19,920,900    $18,380,500    $17,235,700    $15,347,100


(1) See Consolidated Financial Statements elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities
Litigation Reform Act of 1995

     Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K, including those risk factors described under the headings "Market for Oil and Gas", "Other Industry Factors" and "Environmental Matters."

Results of Operations

1996 Compared with 1995

     Total revenue increased $27,267,200 from $22,346,500 to $49,613,700 in
1996. Oil and gas sales increased $21,900,500 primarily due to the gas marketing activities of Riley Natural Gas Company (RNG), a company acquired on April 1, 1996, along with increased production and higher average sales prices from the Company's producing properties and increased gas purchased for resale. Revenues relating to the Company's drilling activities increased $4,757,200 due to an increase in drilling and completion activities in 1996 compared to 1995 which was a direct result of an increase in drilling funds from the Company's public drilling programs.

     Costs and expenses increased $24,449,600 from $20,514,100 to $44,963,700 in 1996 as a result of increased oil and gas purchases and production costs and to a lesser extent increased well drilling costs. Oil and gas purchases and production costs increased $20,051,600 primarily due to gas purchases by RNG for resale and to a lesser extent higher volumes of gas purchased for resale at higher average prices. Oil and gas well drilling costs increased $3,836,800 as a result of the higher volume of drilling activity referred to above.

     The foregoing resulted in income before income taxes of $4,650,000 compared to $1,832,400 in 1995. The net income for 1996 was $3,549,400 compared to net income of $1,481,500 in 1995.

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

Liquidity and Capital Resources

     Sales volumes of natural gas continued to increase while the natural gas prices fluctuated monthly but resulted in a higher average price than the prior year. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities.

     The Company closed its fourth 1996 drilling partnership on December 31, 1996 and will drill approximately 85 wells during the first quarter of 1997. Typically, the Company's drilling activity peaks during the winter months. The Company has commenced sales of units in the first public drilling program partnership of 1997 which is scheduled to close in May, 1997. The Company's public drilling programs continue to receive wide market acceptance.

     The acquisition of Riley Natural Gas Company (RNG) on April 1, 1996 in a stock for stock exchange has, as expected, increased both oil and gas sales revenues ($18.7 million) and oil and gas purchases. The RNG employees added to PDC's work force have substantial experience in natural gas markets and natural gas hedging transactions and have greatly expanded the Company's capabilities in the gas marketing area.

     On March 13, 1997 the Company executed an amendment to a bank credit agreement which provides a borrowing base of $10,000,000 subject to adequate oil and gas reserves, which at the request of the Company the bank may increase the borrowing base to $20,000,000. Interest accrues at prime with LIBOR (London Interbank Market) rate alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

Item 10. Directors and Executive Officers of the Company

     The executive officers and directors of the Company, their principal occupations for the past five years and additional information are set forth below:

                                                             Held Current
Name                 Age     Positions and Offices Held     Position Since

James N. Ryan         65    Chairman, Chief Executive
                            Officer and Director             March, 1983
Steven R. Williams    45    President and Director           March, 1983
Roger J. Morgan       69    Secretary and Director           November, 1969
Vincent F. D'Annunzio 44    Director                         February, 1989
Dale G. Rettinger     52    Executive Vice President,
                            Treasurer and Director           July, 1980
Jeffrey C. Swoveland  42    Director                         March, 1991

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

      Jeffrey C. Swoveland has been with Equitable Resources since the fall of 1994 and presently serves as Treasurer. Mr. Swoveland previously served as Vice President and a lending officer, with Mellon Bank, N.A. from July, 1989 to late 1994.

Item 11.  Management Remuneration and Transactions

      There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 1997 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 1997 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1997.

Item 13.    Certain Relationships and Related Transactions

      The response to this item is set forth herein in Note 8 in the Notes to Consolidated Financial Statements.

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

                (3) Exhibits:

                    See Exhibits Index on page E-1.

            (b) During the fourth quarter of 1996, the Company filed no report on Form 8-K.

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


                                                March 20, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                     Title                       Date


/s/ James N. Ryan             Chairman, Chief Executive     March 20, 1997
James N. Ryan                 Officer and Director


/s/ Steven R. Williams        President and Director        March 20, 1997
Steven R. Williams


/s/ Dale G. Rettinger         Executive Vice President,     March 20, 1997
Dale G. Rettinger             Treasurer and Director
                              (principal financial and
                              accounting officer)


/s/ Roger J. Morgan           Secretary and Director        March 20, 1997
Roger J. Morgan

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

      Index to Financial Statements and Financial Statement Schedules






1.  Financial Statements:
      Independent Auditors' Report                               F-2
      Consolidated Balance Sheets - December 31, 1996 and 1995   F-3 & 4
      Consolidated Statements of Income - Years Ended
        December 31, 1996, 1995, and 1994                        F-5
      Consolidated Statements of Stockholders' Equity -
        Years Ended December 31, 1996, 1995, and 1994            F-6
      Consolidated Statements of Cash Flows -
        Years Ended December 31, 1996, 1995, and 1994            F-7
      Notes to Consolidated Financial Statements                 F-8 - 20


2.  Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts
        and Reserves                                             F-21

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                     KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
March 13, 1997

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1996 and 1995



                                                1996        1995

          Assets

Current assets:
  Cash and cash equivalents (includes
   restricted cash of $1,734,900 in 1996)  $20,615,400  10,053,600
  Notes and accounts receivable              6,696,000   2,016,600
  Inventories                                  567,200     217,900
  Prepaid expenses                             740,900     868,800

                Total current assets        28,619,500  13,156,900


Properties and equipment:
  Oil and gas properties (successful
   efforts accounting method)               46,525,700  37,992,000
  Pipelines                                  7,186,900   6,851,900
  Transportation and other equipment         2,151,200   2,546,900
  Land and buildings                         1,098,200     849,200

                                            56,962,000  48,240,000

  Less accumulated depreciation,
   depletion and amortization               22,522,300  21,127,100

                                            34,439,700  27,112,900

Other assets                                   545,000     350,300



                                           $63,604,200  40,620,100


                                                        (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1996 and 1995

                                                   1996           1995

       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                           $ 9,703,800     2,119,100
  Accrued taxes                                  506,000       155,100
  Other accrued expenses                       1,505,900     1,628,800
  Advances for future drilling contracts      18,397,000    10,069,600
  Funds held for future distribution             864,000       704,000

                Total current liabilities     30,976,700    14,676,600

Long-term debt, excluding
 current maturities                            5,320,000     2,500,000

Other liabilities                              1,094,200       601,700

Deferred income taxes                          3,140,800     2,920,900

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share;
    authorized 22,250,000 shares; issued and
    outstanding 10,460,753 and 11,208,627        104,600       112,100
  Common stock, Class A, par value $.01 per
    share; authorized 2,750,000 shares; issued
    and outstanding - none                          -             -
  Additional paid-in capital                   6,617,300     7,019,800
  Retained earnings                           16,427,400    12,878,000
  Unamortized stock award                        (76,800)      (89,000)

                Total stockholders' equity    23,072,500    19,920,900

                                             $63,604,200    40,620,100

See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

               Years Ended December 31, 1996, 1995 and 1994

                                            1996        1995           1994
Revenues:

  Oil and gas well drilling operations  $18,698,200  13,941,000    15,190,200
  Oil and gas sales                      26,051,100   4,150,600     4,361,300
  Well operations and pipeline income     3,928,800   3,750,900     3,730,300
  Other income                              935,600     504,000       524,400
                                         49,613,700  22,346,500    23,806,200
Costs and expenses:
  Cost of oil and gas well drilling
   operations                            15,779,800  11,943,000    14,288,700
  Oil and gas purchases and production
   cost                                  24,190,300   4,138,700     4,067,000
  General and administrative expenses     2,304,000   1,960,600     2,203,800
  Depreciation, depletion
   and amortization                       2,309,600   2,152,100     1,848,200
  Interest                                  380,000     319,700       300,200
                                         44,963,700  20,514,100    22,707,900
        Income before income
         taxes                            4,650,000   1,832,400     1,098,300
Income taxes                              1,100,600     350,900       176,700
        Net income                      $ 3,549,400   1,481,500       921,600
Earnings per common
 and common equivalent share                 $.31         .13           .08




See accompanying notes to consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years Ended December 31, 1996, 1995 and 1994

                              Common stock
                                 issued
                           Number                Additional
                           of                    paid-in     Retained Unamortized
                           shares      Amount    capital     earnings  Stock
                                                                        Award    Total

Balance,
   December 31, 1993     10,831,921 $108,300   6,652,500   10,474,900       -    17,235,700
Issuance of common
 stock:
  Purchase of properties     55,000      500     109,500         -          -       110,000
  Exercise of employee
   stock options            153,706    1,600     111,600         -          -       113,200
Net income                                                    921,600       -       921,600
  Balance,
   December 31, 1994     11,040,627 $110,400   6,873,600   11,396,500       -    18,380,500
Issuance of common
 stock:
  Exercise of employee
   stock options             78,000      800      45,800        -                    46,600
  Stock award                90,000      900     100,400        -       (101,300)      -
  Amortization of
   stock award                 -         -          -           -         12,300     12,300
Net income                     -         -          -       1,481,500       -     1,481,500
  Balance,
   December 31, 1995     11,208,627 $112,100   7,019,800   12,878,000    (89,000)19,920,900
Issuance of common
 stock:
  Exercise of employee
   stock options            230,699    2,300     166,100         -          -       168,400
  Purchase of subsidiary    236,094    2,300     446,800         -          -       449,100
  Amortization of stock
   award                                                                  12,200     12,200
Repurchase and
 cancellation of treasury
 stock                   (1,214,667) (12,100) (1,015,400)                        (1,027,500)
Net income                     -          -         -       3,549,400       -     3,549,400
 Balance
  December 31, 1996      10,460,753 $104,600   6,617,300   16,427,400    (76,800)23,072,500

See accompanying notes to consolidated financial statements.

                      PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                         Years Ended December 31, 1996, 1995 and 1994

                                                  1996            1995          1994
Cash flows from operating activities:
  Net income                                 $ 3,549,400       1,481,500        921,600
  Adjustment to net income to reconcile
   to cash provided by operating activities:
   Deferred income taxes                         213,900         112,600         97,400
   Depreciation, depletion and amortization    2,309,600       2,152,100      1,848,200
   Disposition of leasehold acreage              151,700         201,300        173,600
   Employee compensation paid in stock            17,900          12,300        108,200
   (Increase) decrease in notes and accounts
    receivable                                (1,480,600)        (41,200)        39,400
   (Increase) decrease in inventories           (349,300)        172,300        (38,100)
   Decrease (increase) in prepaid expenses       203,300          10,600       (211,000)
   (Increase) decrease in other assets          (226,400)         65,800         65,100
   Increase in accounts payable
    and accrued expenses                       3,938,200          42,300         92,200
   Increase in advances for future
    drilling contracts                         8,327,400         869,700      1,071,900
   Increase (decrease) in funds held for
    future distribution                          160,000         337,300       (474,300)
   Other                                          90,700         (95,800)        18,300
         Total adjustments                    13,356,400       3,839,300      2,790,900

         Net cash provided by operating
          activities                          16,905,800       5,320,800      3,712,500

Cash flows from investing activities:
  Capital expenditures                       (10,415,500)     (3,910,400)    (5,606,500)
  Proceeds from sale of leases                   655,400         289,400        282,100
  Proceeds from sale of fixed assets              10,800          36,700         34,200
  Net cash acquired from
   purchase of subsidiary                      1,450,000            -              -

         Net cash used in investing
          activities                          (8,299,300)     (3,584,300)    (5,290,200)

Cash flows from financing activities:
  Proceeds from debt                           4,200,000            -           800,000
  Proceeds from issuance of stock                135,300          46,600          5,000
  Purchase of treasury stock                  (1,000,000)           -              -
  Retirement of debt                          (1,380,000)       (636,300)      (899,300)

         Net cash provided by (used in)
          financing activities                 1,955,300        (589,700)       (94,300)

Net increase (decrease) in cash
 and cash equivalents                         10,561,800       1,146,800     (1,672,000)

Cash and cash equivalents,
 beginning of year                            10,053,600       8,906,800     10,578,800

Cash and cash equivalents, end of year       $20,615,400      10,053,600      8,906,800




See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

               Years Ended December 31, 1996, 1995 and 1994

(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Petroleum Development Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its prorata share of assets and liabilities and revenues and expenses, respectively, of the limited partnerships in which it participates.

     The Company is involved in two business segements. The different segments are oil and gas well drilling, production and related property management and marketing and pipeline operations.

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

     Inventories

     Inventories of well equipment, parts and supplies are valued at the lower of average cost or market. An inventory of natural gas is recorded when gas is purchased in excess of deliveries to customers and is recorded at the lower of cost or market.

     Oil and Gas Properties

     Exploration and development costs are accounted for by the successful efforts method.

     The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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





                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

     Based on the Company's experience, management believes site restoration, dismantlement and abandonment costs net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

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

     Revenue Recognition

     Oil and gas wells are drilled primarily on a contract basis.  The
       Company follows the percentage-of-completion method of income recognition for drilling operations in progress.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

     Derivatives

     Gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures contracts are deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

     Stock Compensation

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for
       Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. See note 5 to the financial statements.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

(2)  Notes and Accounts Receivable

     The Company held notes receivable from officers, directors and employees with interest from 8% to 12% as of December 31, 1995 in the amount of $33,300 of which $200 is current.

     Included in other assets are noncurrent notes and accounts receivable as of December 31, 1996 and 1995, in the amounts of $5,930 and $168,400, net of the allowance for doubtful accounts of $147,200 and $368,800, respectively.

     The allowance for doubtful current accounts receivable as of December
       31, 1996 and 1995 was $140,600 and $20,200, respectively.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(3)  Long-Term Debt

     The company is party to a bank credit agreement dated November 17, 1993 which, as amended, provides a borrowing base of $10,000,000 subject to adequate natural gas reserve levels. At the request of the Company, the bank may increase the amount of the commitment to $20,000,000. The Company has activated $7.5 million of the facility.

     As of December 31, 1996 and 1995, the balance outstanding was $5,320,000 and $2,500,000, respectively. No principal payments are required under the credit agreement until maturity on December 31, 1999. Interest accrues at prime with LIBOR (London Interbank Market) rate alternatives available at the discretion of the Company. At December 31, 1996, interest accrues at prime (8-1/4%) plus 1/4%. The Company is required to pay a commitment fee of 1/8% to 1/4% on the unused portion of the credit facility. The loan is secured by substantially all properties of the Company. The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends.

(4)  Income Taxes

       The Company's provision for income taxes consisted of the following:

                            1996           1995         1994
   Current:
    Federal             $  545,600         128,400      66,600
    State                  341,100         109,900      12,700
     Total current
      income taxes         886,700         238,300      79,300

   Deferred:
    Federal                165,800          87,300      75,500
    State                   48,100          25,300      21,900
     Total deferred
      income taxes         213,900         112,600      97,400

     Total taxes        $1,100,600         350,900     176,700

   Income tax expense attributable to income from continuing operations was $1,100,600, $350,900 and $176,700 for the years ended December 31,
     1996, 1995 and 1994, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                               1996        1995       1994
                              Amount      Amount     Amount
Computed "expected" tax   $1,581,000     623,000    373,400
State income tax             249,900     108,800     71,200
Percentage depletion        (205,800)   (155,900)  (136,000)
Nonconventional source
 fuel credit                (510,500)   (127,300)   (18,000)
Adjustment to oil and
 gas properties                 -           -      (132,700)
Adjustments to valuation
 allowance                      -       (100,700)      -
Other                        (14,000)      3,000     18,800
                          $1,100,600     350,900    176,700




                                                      (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                               1996           1995
Deferred tax assets:
  Drilling notes, principally due to
   allowance for doubtful accounts         $  465,800        671,300
  Investment tax credit carryforwards          45,200        233,300
  Alternative minimum tax credit
   carryforwards (Section 29)                 926,600        909,400
  Other                                       550,800        440,600
    Total gross deferred tax assets         1,988,400      2,254,600
    Less valuation allowance                 (926,600)      (941,300)
    Deferred tax assets                     1,061,800      1,313,300
    Less current deferred tax assets
     (included in prepaid expenses)          (376,100)      (386,200)
    Net non-current deferred
     tax assets                               685,700        927,100
Deferred tax liabilities:
  Plant and equipment, principally
   due to differences in
   depreciation and amortization           (3,826,500)    (3,848,000)
    Total gross deferred
     tax liabilities                       (3,826,500)    (3,848,000)
    Net deferred tax liability            $(3,140,800)    (2,920,900)

The Company has evaluated each deferred tax asset and has provided a valuation allowance where it is believed it is more likely than not that some portion of the asset will not be realized.

The net changes in the total valuation allowance were for the year ended December 31, 1996 a decrease of $14,700 and for the years ended December 31, 1995 and 1994 increases of $98,600 and $45,000, respectively.

At December 31, 1996, the Company has investment tax credit carryforwards for federal income tax purposes of approximately $45,200 which are available to reduce future federal income taxes through 2000. In addition, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $926,600 which are available to reduce future federal regular income taxes over an indefinite period.


(5)  Common Stock

   Options

   Options amounting to 210,000 shares were granted during 1995 to certain employees and directors under the Company's Stock Option Plans. These options were granted at market value as of the date of grant and vest over a two year period. The outstanding options expire from 1997 to 2005.

   The estimated fair value of the options granted during 1995 was $.67 per option. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%, expected dividend yield of 0%, expected volatility of 51% and expected life of 7 years.








                                                              (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                 Number
                                        of Shares     Average     Range

Outstanding December 31, 1993        2,182,250       $0.71    .38 -  1.63
Granted                                   -          $  -         -
Exercised                             (226,250)      $0.50    .44 -   .69
Expired                                   -          $  -         -

Outstanding December 31, 1994        1,956,000       $0.77    .38 -  1.63
Granted                                210,000       $1.13   1.13 -  1.13
Exercised                              (78,000)      $0.60    .56 -   .72
Expired                               (235,350)      $0.68    .38 -  1.63

Outstanding December 31, 1995        1,852,650       $0.91    .50 -  1.63
Granted                                   -
Exercised                             (230,000)      $0.72    .50 - 1.125
Expired                                (40,000)      $0.80    .50 - 1.625

Outstanding December 31, 1996        1,582,650       $0.94    .50 - 1.625

   The Company accounts for its stock-based compensation plans under APB 25. For stock options granted, the option price was not less than the market value of shares on the grant date, therefore, no compensation cost has been recognized. Had compensation cost been determined under the provisions of SFAS 123, the Company's net income and earnings per share would have been the following on a pro forma basis:

                                   1996                      1995
                         As Reported   Pro Forma   As Reported   Pro Forma

      Net income         $3,549,400   $3,473,250    $1,481,500  $1,474,400

      Earnings per
       share                $ .31         $ .30        $ .13        $ .13

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

Stock Purchase

   On January 31, 1996, the Company purchased 1,200,000 shares of its common stock pursuant to an option agreement. The option was obtained in connection with a debt restructuring in 1990. The company utilized its' revolving credit line to acquire the shares for $1,000,000 or $0.83 a share. The shares representing approximately 11% of the currently outstanding stock were retired by the Company.

(6)  Employee Benefit Plans

   The Company made 401-K Plan contributions of $139,800, $71,800 and
     $68,700 for 1996, 1995 and 1994, respectively.

   The Company has a profit sharing plan (the Plan) covering full-time employees. The Company contributed $50,000 and $28,500 to the plan in

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

     cash during 1996 and 1995, respectively. The Company did not make a contribution to the Plan during 1994.

   During 1996 and 1995, the Company expensed and established a liability for $90,000 each year under a deferred compensation arrangement with the executive officers of the Company.

   In 1995, a total of 90,000 restricted shares of the Company's common stock were granted to certain employees and available to them upon retirement. The market value of shares awarded was $101,300. This amount was recorded as unamortized stock award and is shown as a separate component of stockholders' equity. The unamortized stock award is being amortized to expense over the employees' expected years to retirement and amounted to $12,200 in 1996 and 1995.

   At December 31, 1996 and 1995, the Company has recorded as other assets
     $111,800 and $60,000, respectively as its share of the cash surrender value of the life insurance pledged as collateral for the payment of premiums on split-dollar life insurance policies owned by certain executive officers.

(7)  Earnings Per Share

   Earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 11,573,429 for 1996, 11,606,690 for 1995 and 11,990,497 for 1994. Stock options are considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding. Fully diluted earnings per share have not been presented as the inclusion of such additional shares would not create significant dilution.

(8)  Transactions with Affiliates

   As part of its duties as well operator, the Company received $18,234,200 in 1996, $11,397,000 in 1995 and $12,834,300 in 1994 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties. The Company provided oil and gas well drilling services to affiliated partnerships, substantially all of the Company's oil and gas well drilling operations was for such partnerships. The Company also provided related services of operation of wells, reimbursement of syndication costs, management fees, tax return preparation and other services relating to the operation of the partnerships. The Company received $6,435,700 in 1996, $4,003,500 in 1995 and $4,041,600 in 1994 for those services. During 1996, 1995 and 1994, the Company paid $35,400, $38,500 and $127,900, respectively to the Corporate Secretary's law firm for various legal services.

(9)  Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas Inc., a regulated public utility, accounted for 16.1% of total revenues in 1996.

   The Company is not party to any legal action that would materially affect the Company's operations or financial statements.

(10) Supplemental Disclosure of Cash Flows

   The Company paid $380,000, $319,700 and $300,200 for interest in 1996,
     1995 and 1994, respectively. The Company paid income taxes in 1996 and 1994 in the amounts of $664,300 and $312,500, respectively.

                                                               (Continued)
                                   F-14

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(11) Noncash Financing and Investing Activities

   In 1994 the Company issued 55,000 shares of common stock for the purchase of producing properties. Also in 1994, employees exercised stock options for 143,706 shares of common stock and surrendered options for 72,544 common shares in lieu of cash payments in connection with the options exercised. This resulted in compensation expense of $108,200.

(12) Acquisitions

   On April 1, 1996, the Company acquired Riley Natural Gas Company (RNG), a privately held gas marketing company in a stock for stock exchange accounted for as a purchase. The acquisition has substanially increased the Company's capabilities in the natural gas marketing area. PDC issued 236,094 shares with a market value of $449,100, for 100% of the outstanding common stock of RNG. Key employees of RNG have entered into employment contracts with PDC to assure the continuity of RNG's gas marketing operations.

   The following unaudited pro forma information presents the results of operations of the Company assuming the RNG acquisition occurred at the begining of 1995:

      Proforma Results (unaudited)

                                      1996        1995

            Revenues           $53,091,400 $35,361,800

            Net income          $3,592,800  $1,546,900

            Earnings per share       $ .31       $ .13

   The pro forma results are presented for informational purposes only and are not necessarily indicative of results that would have occurred had the RNG acquisition been consummated at the beginning of 1995.

   On August 6, 1996 the Company purchased an interest in 188 oil and gas wells in West Virginia. The Company utilized its revolving credit line to finance the purchase. The purchase increased the Company's oil and gas reserves by 4.3 Bcf of natural gas and 27,000 barrels of oil, added 12,000 acres of leases to its leasehold inventory and increased the Company's gathering systems by forty-nine miles. The purchase price was $3.3 million.

(13) Derivatives and Hedging Activities

   The company utilizes commodity based derivative instruments as hedges to manage a portion of its exposure to price volatility stemming from its integrated natural gas production and marketing activities. These instruments consist of natural gas futures contracts traded on the New York Mercantile Exchange. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Company does not hold or issue derivatives for trading or speculative purposes.

   As of December 31, 1996, the Company had futures contracts for the sale of $3,869,900 of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $217,770 at December 31, 1996.

   The Company is required to maintain margin deposits with brokers for outstanding futures contracts. As of December 31, 1996, cash in the amount of $1,734,900 was on deposit.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(14) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

   Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

                                           Years Ended December 31,
                                      1996          1995           1994
   Property acquisition cost:
     Proved undeveloped properties $  543,600       167,800       426,200
     Producing properties           3,211,800       218,500     1,332,100
   Development costs                5,344,900     2,977,700     2,260,800
                                   $9,100,300     3,364,000     4,019,100

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

(15) Oil and Gas Capitalized Costs

     Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

                                              December 31,
                                           1996            1995
Proved properties:
  Intangible drilling costs            $19,572,400      16,582,000
  Tangible well equipment               21,999,600      16,831,800
  Well equipment leased to others        4,063,600       4,063,600
  Undeveloped properties                   890,100         514,600
                                        46,525,700      37,992,000
     Less accumulated depreciation,
      depletion and amortization        15,837,800      14,529,900
                                       $30,687,800      23,462,100

(16)   Results of Operations for Oil and Gas Producing Activities

   The results of operations for oil and gas producing activities (excluding marketing) are presented below:

                                          Years Ended December 31,
                                          1996      1995       1994
     Revenue:
       Oil and gas sales             $4,674,900  2,534,000   2,610,100
     Expenses:
       Production costs                 963,600    596,000     734,700
       Depreciation, depletion
         and amortization             1,248,200  1,000,700     922,300
                                      2,211,800  1,596,700   1,657,000

       Results of operations for
        oil and gas producing
        activities before provision
        for income taxes              2,463,100    937,300     953,100

     Provision for income taxes         519,600    137,800     146,600

       Results of operations for oil
        and gas producing activities
        (excluding corporate over-
        head and interest costs)     $1,943,500    799,500     806,500

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

     The provision for income taxes is computed at the statutory federal income tax rate and is reduced to the extent of permanent differences, such as investment tax and non-conventional source fuel tax credits and statutory depletion allowed for income tax purposes.

(17) Net Proved Oil and Gas Reserves (Unaudited)

     The proved reserves of oil and gas of the Company as estimated by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1996 and by the Company's petroleum engineers at December 31, 1995 and 1994. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. Since December 31, 1996 prices have declined to seasonal levels. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, is shown below:

                                                 Oil (BBLS)
                                          1996       1995          1994
Proved developed and
 undeveloped reserves:
   Beginning of year                   140,000       79,000       91,000
   Revisions of previous estimates     (30,000)      72,000       (1,000)
   Beginning of year as revised        110,000      151,000       90,000
   Dispositions                        (49,000)        -            -
   Acquisitions                         27,000         -            -
   Production                           (7,000)     (11,000)     (11,000)
   End of year                          81,000      140,000       79,000
Proved developed reserves:
   Beginning of year                   140,000       79,000       91,000
   End of year                          81,000      140,000       79,000

                                                 Gas (MCF)
                                        1996         1995         1994
Proved developed and
 undeveloped reserves:
   Beginning of year                33,829,000   32,225,000   24,660,000
   Revisions of previous estimates  (1,037,000)     686,000    4,472,000
   Beginning of year as revised     32,792,000   32,911,000   29,132,000
   New discoveries and extensions    2,613,000    2,119,000    2,345,000
   Disposition                        (127,000)        -            -
   Acquisitions                      9,529,000      135,000    1,943,000
   Production                       (1,495,000)  (1,336,000)  (1,195,000)
   End of year                      43,312,000   33,829,000   32,225,000
 Proved developed reserves:
   Beginning of year                29,326,000   27,746,000   20,181,000
   End of year                      35,516,000   29,326,000   27,746,000

(18) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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


                                           Years Ended December 31,
                                       1996          1995         1994
     Future estimated cash flows  $193,800,000   99,478,000   73,316,000
     Future estimated production
       and development costs       (59,806,000) (29,288,000) (24,370,000)
     Future estimated income
       tax expense                 (33,499,000) (20,004,000) (13,950,000)
       Future net cash flows       100,495,000   50,186,000   34,996,000
     10% annual discount for
       estimated timing of cash
       flows                       (66,233,000) (29,126,000) (20,551,000)
       Standardized measure of
        discounted future
        estimated net cash flows  $ 34,262,000   21,060,000   14,445,000

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                           Years Ended December 31,
                                       1996          1995          1994
       Sales of oil and gas
        production, net of
        production costs           $(3,711,000)  (1,938,000)  (1,875,000)
       Net changes in prices
        and production costs        42,384,000   17,024,000   (9,560,000)
       Extensions, discoveries
        and improved recovery,
        less related cost            9,659,000    4,609,000    3,875,000
       Acquisitions                 17,775,000      294,000    2,745,000
       Development costs incurred
        during the period            5,345,000    2,978,000    2,261,000
       Revisions of previous
        quantity estimates          (2,902,000)   1,700,000    8,222,000
       Changes in estimated
        income taxes               (13,495,000)  (6,054,000)    (882,000)
       Accretion of discount       (37,107,000)  (8,575,000)  (1,785,000)
       Other                        (4,746,000)  (3,423,000)  (2,574,000)
                                  $ 13,202,000    6,615,000      427,000

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

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



(19) Business Segments


Information on the Company's operations by business segement are as follows for the years ended December 31,:

                                            1996          1995         1994
Revenues:
  Drilling and production              $27,940,200    20,360,100  21,250,800
  Marketing and pipeline                20,737,900     1,482,400   2,031,000
                                       $48,678,100    21,842,500  23,281,800
Operating Profit:
  Drilling and production              $ 6,207,000     3,714,300   3,302,800
  Marketing and pipeline                   191,400      (105,600)   (224,900)
                                         6,398,400     3,608,700   3,077,900

   General and administrative expense  $(2,304,000)   (1,960,600) (2,203,800)
   Interest expense                       (380,000)     (319,700)   (300,200)
   Interest income and other               935,600       504,000     524,400
Income before income taxes             $ 4,650,000     1,832,400   1,098,300

Depreciation, Depletion
 and Amortization:
   Drilling and production             $ 2,153,900     2,008,000   1,696,800
   Marketing and pipeline                  155,700       144,100     151,400
                                       $ 2,309,600     2,152,100   1,848,200

Identifiable Assets:
   Drilling and production             $54,847,000    39,016,000  36,381,000
   Marketing and pipeline                8,005,100     1,067,700   1,383,600
   Corporate                               752,100       536,400     560,700
                                       $63,604,200    40,620,100  38,325,300

Capital Expenditures:
   Drilling and production             $10,059,900     3,817,700   5,478,000
   Marketing and pipeline                  124,200        86,900     112,200
   Corporate                               231,400         5,800      16,300
                                       $10,415,500     3,910,400   5,606,500









                                                                   (Continued)

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(20)  Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 1996 and 1995, are as follows:

                                            1996
                                        Quarter                        Year

                       First     Second(1)    Third(1)   Fourth(1)
Revenues           $11,441,300 $10,333,700 $11,317,000 $16,521,700 $49,613,700
Cost of operations   9,203,000   8,858,900   9,996,500  14,221,300  42,279,700
 Gross profit        2,238,300   1,474,800   1,320,500   2,300,400   7,334,000
General and
 administrative
 expenses              541,800     570,100     651,000     541,100   2,304,000
Interest expense        72,100      67,300     106,400     134,200     380,000
                       613,900     637,400     757,400     675,300   2,684,000
Income before
 income taxes        1,624,400     837,400     563,100   1,625,100   4,650,000
Income taxes           344,400     177,500     152,600     426,100   1,100,600
 Net income         $1,280,000 $   659,900 $   410,500  $1,199,000 $ 3,549,400
 Primary earnings
 per share             $ .11        $ .06       $ .04      $ .10       $ .31

                                            1995
                                        Quarter                      Year

                       First      Second       Third      Fourth
Revenues            $9,537,000   $4,432,800  $3,582,500 $4,794,200 $22,346,500
Cost of operations   8,034,500    3,621,700   2,764,500  3,813,100  18,233,800
 Gross profit        1,502,500      811,100     818,000    981,100   4,112,700
General and
 administrative
 expenses              450,300      520,900     600,700    388,700   1,960,600
Interest expense        83,400       76,300      71,000     89,000     319,700
                       533,700      597,200     671,700    477,700   2,280,300
Income before
 income taxes          968,800      213,900     146,300    503,400   1,832,400
Income taxes           240,300       53,000      36,300     21,300     350,900
 Net income         $  728,500   $  160,900  $  110,000 $  482,100 $ 1,481,500
 Primary earnings
 per share             $ .06        $ .02       $ .01      $ .04       $ .13

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.

(1) These quarters include the operations of Riley Natural Gas Company acquired on April 1, 1996, see footnote 12.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 AND RESERVES

                 Years Ended December 31, 1996, 1995 and 1994




       Column A          Column B       Column C       Column D     Column E
                                        Additions,
                         Balance at     Charged to                  Balance
                         Beginning      Costs and                   at End
       Description       of Period      Expenses       Deductions   of Period

Allowance for doubtful
  accounts deducted from
  accounts and notes receivable
  in the balance sheet
     1996                $389,000       $108,100       $209,300      $287,800

     1995                $429,400       $210,000       $250,400      $389,000

     1994                $362,300       $ 75,100       $  8,000      $429,400


                             Petroleum Development Corporation

                                     Index to Exhibits



11    Schedule of Computation of Net Income Per Share                   E-2

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                                         EXHIBIT 11
                       SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                                                       Years Ended December 31,



            PRIMARY


                                                  1996               1995           1994

Net income for primary income
 per common share before extraordinary item     $ 3,549,400         $1,481,500    $  921,600
Net income for primary income
 per common share                                 3,549,400         $1,481,500    $  921,600
Weighted average number of common shares
 outstanding during the year                     10,449,137         11,056,441    10,878,601

Add - common equivalent shares (determined
 using the "treasury stock" method) represent-
 ing shares issuable upon exercise of employee
 stock options                                    1,124,292            550,249     1,111,896

            Weighted average number of shares
             used in calculation of primary
             income per share                    11,573,429         11,606,690    11,990,497

Primary income per share                         $      .31         $      .13   $      .08

            FULLY DILUTED

Net income for primary income per
 common share                                   $ 3,549,400         $ 1,481,500  $   921,600

      Net income for fully diluted
       net income per share                     $ 3,549,400         $ 1,481,500  $   921,600

      Weighted average number of shares
       used in calculating primary income
       per common share                          11,573,429          11,606,690   11,990,497

  Shares issuable upon exercise of stock
       options used in primary calculation above (1,124,292)           (550,249) (1,111,896)

  Shares issuable for fully diluted calculation   1,327,038             880,689   1,111,896

      Weighted average number of shares
       used in calculation of fully
       diluted income per share                  11,776,175          11,937,130  11,990,497

Fully diluted earnings per share                $       .30         $       .12   $     .08