Form 10-Q
period 1997-03-31
PETROLEUM DEVELOPMENT CORP
filed 1997-05-08
CIK 77877

CONFORMED COPY




                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              FORM 10-Q


                      [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                               the Securities and Exchange Act of 1934
                                 For the period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 10,485,753 shares of the
Company's Common Stock ($.01 par value) were outstanding as of March 31, 1997.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                                INDEX



PART I - FINANCIAL INFORMATION                                      Page No.

  Item 1.  Financial Statements

             Independent Auditors' Review Report                        1

             Condensed Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996                       2

             Condensed Consolidated Statements of Income -
             Three Months Ended March 31, 1997 and 1996                 4

             Condensed Consolidated Statements of Cash Flows-Three
             Months Ended March 31, 1997 and 1996                       5

             Notes to Condensed Consolidated Financial Statements       6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7

             Statement by Management Concerning Review of Interim
             Financial Information by Independent Auditors              9

PART II      OTHER INFORMATION

 Item l.     Legal Proceedings                                         10

 Item 6.     Exhibits and Reports on Form 8-K                          10

                                   PART I - FINANCIAL INFORMATION

                                 Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


             We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

             We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      KPMG PEAT MARWICK LLP



Pittsburgh, Pennsylvania
May 8, 1997

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                Condensed Consolidated Balance Sheets
                                March 31, 1997 and December 31, 1996



             ASSETS

                                                                     1997                  1996
                                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                                       $11,300,700          $20,615,400
 Accounts and notes receivable                                     4,434,000            6,696,000
 Inventories                                                         338,700              567,200
 Prepaid expenses                                                    834,900              740,900

             Total current assets                                 16,908,300           28,619,500



Properties and equipment                                          57,212,900           56,962,000
 Less accumulated depreciation, depletion,
 and amortization                                                 22,743,700           22,522,300

                                                                  34,469,200           34,439,700

Other assets                                                         555,900              545,000

                                                                 $51,933,400          $63,604,200







                                                                  (Continued)

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                March 31, 1997 and December 31, 1996


               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                                     1997                 1996
                                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses                          $10,804,800          $11,715,700
 Advances for future drilling contracts                           5,466,000           18,397,000
 Funds held for future distribution                               1,403,700              864,000

             Total current liabilities                           17,674,500           30,976,700


Long-term debt                                                    4,220,000            5,320,000
Other liabilities                                                 1,163,200            1,094,200
Deferred income taxes                                             3,274,600            3,140,800


Stockholders' equity:
 Common stock                                                       104,900              104,600
 Additional paid-in capital                                       6,638,900            6,617,300
 Retained earnings                                               18,931,000           16,427,400
 Unamortized stock award                                            (73,700)             (76,800)

             Total stockholders' equity                          25,601,100           23,072,500


                                                                $51,933,400          $63,604,200






         See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Income
                             Three Months ended March 31, 1997 and 1996
                                             (Unaudited)

                                                                    1997                  1996

Revenues:
 Oil and gas well drilling operations                           $ 13,261,100            7,986,900
 Oil and gas sales                                                 8,767,500            2,467,500
 Well operations and pipeline income                               1,130,600              901,600
 Other income                                                        248,600               85,300

                                                                  23,407,800           11,441,300

Costs and expenses:
 Cost of oil and gas well drilling operations                     11,319,400            6,502,300
 Oil and gas purchases and production costs                        7,561,000            2,035,000
 General and administrative expenses                                 498,600              541,800
 Depreciation, depletion, and amortization                           610,200              665,700
 Interest                                                            102,600               72,100

                                                                  20,091,800            9,816,900

             Income before income taxes                            3,316,000            1,624,400

Income taxes                                                         812,400              344,400

             Net income                                          $ 2,503,600            1,280,000


Earnings per common and
 common equivalent share                                             $ .21                $ .11






        See accompanying notes to condensed consolidated financial statements

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three Months Ended March 31, 1997 and 1996
                                             (Unaudited)

                                                                   1997                  1996
Cash flows from operating activities:
 Net income                                                      $2,503,600            1,280,000
 Adjustments to net income to reconcile
     to cash used in operating activities:
     Deferred federal income taxes                                  133,800               28,600
     Depreciation, depletion & amortization                         610,200              665,700
     Leasehold acreage expired or surrendered                        30,000               70,300
     Employee compensation paid in stock                              3,100                8,700
     Gain on disposal of assets                                     (54,000)              (8,200)
     Decrease (increase) in current assets                        2,396,500             (463,900)
     Increase in other assets                                       (14,500)            (144,800)
     Decrease in current liabilities                            (13,302,200)          (5,234,000)
     Increase in other liabilities                                   69,000               71,600

             Total adjustments                                  (10,128,100)          (5,006,000)

             Net cash used in operating activities               (7,624,500)          (3,726,000)

Cash flows from investing activities:
 Capital expenditures                                            (1,253,700)            (509,600)
 Proceeds from sale of leases                                       586,000              271,500
 Proceeds from sale of assets                                        55,600                8,200

             Net cash used in investing activities                 (612,100)            (229,900)

Cash flows from financing activities:
 Proceeds from borrowings                                              -               1,000,000
 Proceeds from sale of common stock                                  21,900              120,300
 Purchase of treasury stock                                            -              (1,000,000)
 Retirement of debt                                              (1,100,000)            (550,000)

             Net cash used in financing activities               (1,078,100)            (429,700)

Net change in cash and cash equivalents                          (9,314,700)          (4,385,600)

Cash and cash equivalents, beginning of period                   20,615,400           10,053,600

Cash and cash equivalents, end of period                        $11,300,700            5,668,000




        See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Notes to Condensed Consolidated Financial Statements
                                           March 31, 1997
                                             (Unaudited)


1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements.
     These policies were also followed in preparing the quarterly report included herein.

2.   Basis of Presentation

     The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.   Oil and Gas Properties

     Oil and Gas Properties are reported on the successful efforts method.

4.   Earnings Per Share

     Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                                    1997                    1996

     Weighted average common and
      common equivalent shares outstanding                       11,706,629              11,253,911

     Net income                                                  $2,503,600              $1,280,000

     Earnings per common and
       common equivalent share                                     $ .21                    $ .11


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pending Adoption of New Accounting Principle

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per shares ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the first quarters of 1997 and 1996 presented on the accompanying statements of income are calculated under the guidance of Opinion 15.

     Under SFAS No. 128, Basic EPS would have been $.24 and $.12 and Diluted EPS would have been $.21 and $.11 per share for the quarters ended March 31, 1997 and 1996, respectively.


Results of Operations

Three Months Ended March 31, 1997 Compared With March 31, 1996

     Total revenues increased $11,966,500 to $23,407,800 in the first quarter of 1997 compared to the same period in 1996 as a result of increased drilling activity and higher oil and gas sales. Drilling revenues increased 66% as a result of higher volumes of drilling and completion activities, in the first quarter of 1997 compared to the same period in 1996. Oil and gas sales increased $6.3 million primarily due to the gas marketing activities of Riley Natural Gas Company (RNG), a company acquired on April 1, 1996.
Additionally, oil and gas sales increased as a result of higher gas production offset partially by lower average sales prices during the first quarter from the Company's producing properties. Well operations and pipeline income increased 25.4% as a result of an increase in the number of wells operated by the Company in the first quarter of 1997 compared to the same period in 1996. Other income increased $163,300 during the first quarter of 1997 compared to 1996 as a result of interest earned on higher average bank balances along with a gain on the sale of equipment.

     Costs and expenses increased $10,274,900 as a result of the increased well drilling costs and increased oil and gas purchases and production costs during the first quarter of 1997 compared to the same period in 1996. Oil and gas well drilling costs increased 74.1% as a result of the increased drilling activity referred to above. Oil and gas purchases and production costs increased $5,526,000 primarily due to purchases of gas for resale by RNG.

     The foregoing resulted in net income of $2,503,600 as compared to a net income of $1,280,000 for the first quarter of 1996. The provision for income taxes in 1997 consists of $678,600 of current taxes payable and $133,800 of deferred income taxes. The provision for income taxes in 1996 consisted of $315,800 of current taxes payable and $28,600 of deferred income taxes.

Liquidity and Capital Resources

     Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities.

     The Company has commenced sales of units in the fifth partnership in its registered PDC 1996-1997 public drilling program consisting of eight partnerships. The partnership is scheduled to close in May, 1997, with drilling planned in the second and third quarters of 1997. The Company's public drilling programs continue to receive wide market acceptance.

     The acquisition of Riley Natural Gas Company (RNG) on April 1, 1996 in a stock for stock exchange has, as expected, increased both oil and gas sales revenues and oil and gas purchases. The RNG employees, added to PDC's work force have substantial experience in natural gas markets and natural gas hedging transactions and have greatly expanded the Company's capabilities in the gas marketing area.

     On March 13, 1997 the Company executed an amendment to a bank credit agreement which provides a borrowing base of $10,000,000 subject to adequate oil and gas reserves, which at the request of the Company, the bank may increase the borrowing base to $20,000,000. Interest accrues at prime with LIBOR (London Interbank Market) rate alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

     The Company continues to pursue capital investment opportunities in producing gas properties along with its commitment to participate in its sponsored gas drilling partnerships. Management believes that the Company has adequate capital to meet its operating requirements and continues to pursue opportunities for operating improvements and cost efficiencies.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                                 STATEMENT BY MANAGEMENT CONCERNING
                               REVIEW OF INTERIM FINANCIAL INFORMATION
                                       BY INDEPENDENT AUDITORS




The March 31, 1997 and 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

                                                            CONFORMED COPY


                                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.   Exhibits and Reports on Form 8-K

          (a) None.

          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.



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


                                            Petroleum Development Corporation
                                                         (Registrant)




Date:      May 9, 1997                            /s/ Steven R. Williams
                                                      Steven R. Williams
                                                       President


Date:      May 9, 1997                            /s/ Dale G. Rettinger
                                                      Dale G. Rettinger
                                                      Executive Vice President
                                                      and Treasurer