Form 10-Q
period 1997-06-30
PETROLEUM DEVELOPMENT CORP
filed 1997-08-08
CIK 77877

CONFORMED COPY




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities and Exchange Act of 1934
                     For the period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 10,485,753 shares of the
Company's Common Stock ($.01 par value) were outstanding as of June 30, 1997.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION                                   Page No.

  Item 1.  Financial Statements

          Independent Auditors' Review Report                        1

          Condensed Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                        2

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1997 and 1996   4

          Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 1997 and 1996                        5

          Notes to Condensed Consolidated Financial Statements       6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        7

          Statement by Management Concerning Review of Interim
          Financial Information by Independent Certified Public
          Accountants                                                9

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                         10

 Item 6.  Exhibits and Reports on Form 8-K                          10

                       PART I - FINANCIAL INFORMATION

                     Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


          We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
August 5, 1997

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                     June 30, 1997 and December 31, 1996




          ASSETS

                                                   1997             1996
                                               (Unaudited)

Current assets:
 Cash and cash equivalents                     $ 8,461,600     $20,615,400
 Accounts and notes receivable                   4,851,800       6,696,000
 Inventories                                       273,400         567,200
 Prepaid expenses                                  813,100         740,900

          Total current assets                  14,399,900      28,619,500



Properties and equipment                        58,423,800      56,962,000
 Less accumulated depreciation, depletion,
 and amortization                               23,336,300      22,522,300

                                                35,087,500      34,439,700

Other assets                                       592,500         545,000

                                               $50,079,900     $63,604,200







                                                                 (Continued)

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     June 30, 1997 and December 31, 1996



               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                   1997            1996
                                               (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses        $ 9,714,200     $11,715,700
 Advances for future drilling contracts         3,954,400      18,397,000
 Funds held for future distribution             1,043,900         864,000

          Total current liabilities            14,712,500      30,976,700


Long-term debt                                  3,695,000       5,320,000
Other liabilities                               1,242,500       1,094,200
Deferred income taxes                           3,419,900       3,140,800


Stockholders' equity:
 Common stock                                     104,900         104,600
 Additional paid-in capital                     6,638,900       6,617,300
 Retained earnings                             20,336,900      16,427,400
 Unamortized stock award                          (70,700)        (76,800)

          Total stockholders' equity           27,010,000      23,072,500


                                              $50,079,900     $63,604,200






   See accompanying notes to condensed consolidated financial statements.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations
              Three and Six Months ended June 30, 1997 and 1996
                                 (Unaudited)


                                Three Months Ended        Six Months Ended
                                     June 30,                June 30,

                               1997         1996         1997         1996

Revenues:
  Oil and gas well
     drilling operations  $ 6,015,700  $2,745,700  $19,276,800 $10,732,600
  Oil and gas sales         7,581,300   6,497,100   16,348,800   8,964,600
  Well operations and
     pipeline income        1,117,500     945,500    2,248,100   1,847,100
  Other income                202,900     145,400      451,500     230,700

                           14,917,400  10,333,700   38,325,200  21,775,000

Costs and expenses:
  Cost of oil and gas
   well drilling
     operations             4,439,400   2,267,900   15,758,800   8,770,200
  Oil and gas purchases
   and production costs     7,155,400   6,049,300   14,716,400   8,084,300
  General and
   administrative
    expenses                  592,900     570,100    1,091,500   1,111,900
  Depreciation, depletion,
    and amortization          610,200     541,700    1,220,400   1,207,400
  Interest                    101,900      67,300      204,500     139,400

                           12,899,800   9,496,300   32,991,600  19,313,200

       Income before
         income taxes       2,017,600     837,400    5,333,600   2,461,800

Income taxes                  611,700     177,500    1,424,100     521,900


      Net income          $ 1,405,900  $  659,900  $ 3,909,500 $ 1,939,900

Earnings per common and
 common equivalent share      $  .12       $  .06        $  .33    $  .17


          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 1997 and 1996
                                        (Unaudited)

                                                      1997           1996
Cash flows from operating activities:
      Net income                                 $ 3,909,500       1,939,900
      Adjustments to net income
       to reconcile to cash used in
       operating activities:
         Deferred federal income taxes               279,100          43,300
         Depreciation, depletion & amortization    1,220,400       1,207,400
         Leasehold acreage expired or surrendered    120,000         100,300
         Employee compensation paid in stock           6,100          11,800
         Gain on disposal of assets                  (58,800)         (9,000)
         Decrease in current assets                2,065,800         254,600
         Increase in other assets                    (54,700)       (144,500)
         Decrease in current liabilities         (16,264,200)     (8,445,300)
         Increase in other liabilities               148,300         143,500

               Total adjustments                 (12,538,000)     (6,837,900)

            Net cash used in operating activities (8,628,500)    (4,898,000)

Cash flows from investing activities:
      Capital expenditures                        (2,711,500)     (1,092,700)
      Proceeds from sale of leases                   729,000         327,100
      Proceeds from sale of other assets              60,300           9,000
      Net cash acquired from purchase of subsidiary     -          1,450,000
               Net cash (used in) provided by
                investing activities              (1,922,200)        693,400

Cash flows from financing activities:
      Proceeds from borrowings                          -          1,000,000
      Proceeds from sale of common stock              21,900         120,300
      Purchase of treasury stock                        -         (1,000,000)
      Retirement of debt                          (1,625,000)       (800,000)

             Net cash used in financing activities (1,603,100)      (679,700)

Net changes in cash and cash equivalents         (12,153,800)     (4,884,300)

Cash and cash equivalents, beginning of period    20,615,400      10,053,600
Cash and cash equivalents, end of period         $ 8,461,600     $ 5,169,300

      See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                       June 30, 1997
                                        (Unaudited)


1.    Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.    Basis of Presentation

         The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.    Oil and Gas Properties

         Oil and Gas Properties are reported on the successful efforts method.

4.    Earnings Per Share

         Computation of earnings per common and common equivalent share are as follows for the six months ended June 30, 1997 and 1996:

                            Three Months Ended              Six Months Ended
                                  June 30,                       June 30,
                              1997         1996            1997         1996
Weighted average common
 shares outstanding        11,687,229    11,349,965    11,699,687   11,363,245

Net income                $ 1,405,900   $   659,900   $ 3,909,500   $1,939,900

Earnings per common and
 common equivalent share     $  .12        $  .06        $  .33       $  .17

5.    Commitments and Contingencies

         The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas Inc., a regulated public utility, accounted for 13.2% of total revenues in the first six months of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pending Adoption of New Accounting Principle

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the three and six month periods ended June 30, 1997 and 1996 presented on the accompanying statements of income are calculated under the guidance of Opinion 15.

         Under SFAS No. 128, Basic EPS would have been $.37 and $.19 and Diluted EPS would have been $.33 and $.17 per share for the six months ended June 30, 1997 and 1996, respectively. Also under SFAS No. 128, Basic EPS would have been $.13 and $.06 and Diluted EPS would have been $.12 and $.06 per share for the quarters ended June 30, 1997 and 1996, respectively.


Results of Operations

Three Months Ended June 30, 1997 Compared With June 30, 1996

         Total revenues increased $4,583,700 in the second quarter of 1997 compared to the same period in 1996 as a result of increased drilling activity and higher oil and gas sales. Drilling revenues increased 119.1% as a result of higher volumes of drilling and completion activities, in the second quarter of 1997 compared to the same period in 1996. Oil and gas sales increased 16.7% due to an increase in gas marketing activities of Riley Natural Gas Company (RNG) and higher gas production offset partially by lower average sales prices during the second quarter from the Company's producing properties. Well operations and pipeline income increased 18.2% as a result of an increase in the number of wells operated by the Company in the second quarter of 1997 compared to the same period in 1996.

         Costs and expenses increased $3,403,500 as a result of increased well drilling costs and increased oil and gas purchases and production costs during the second quarter of 1997 compared to the same period in 1996. Oil and gas well drilling costs increased 95.7% as a result of the increased drilling activity referred to above. Oil and gas purchases and production costs increased 18.3% as a result of higher purchases of gas for resale by RNG and production costs from an increased number of wells operated by the Company.

         The foregoing resulted in net income of $1,405,900 as compared to a net income of $659,900 for the second quarter of 1996. The provision for income taxes in 1997 consists of $466,400 of current taxes payable and $145,300 of deferred income taxes. The provision for income taxes in 1996 consisted of $162,800 of current taxes payable and $14,700 of deferred income taxes.

Six Months Ended June 30, 1997 Compared With June 30, 1996

         Total revenues increased $16,550,200 during the first six months of 1997 compared to the same period in 1996 as a result of increased drilling revenues and oil and gas sales. Drilling revenues increased $8,544,200 during the first six months of 1997 compared with the same period in 1996 as a result of higher volumes of drilling and completion activities. Oil and gas sales increased $7,384,200 primarily due to the gas marketing activities of RNG ($6.9 million), a company acquired on April 1, 1996. Additionally, oil and gas sales increased as a result of higher gas production offset partially by lower average sales prices from the Company's producing properties. Well operations and pipeline income increased 21.7% as a result of an increase in the number of wells operated by the Company in the first six months of 1997 compared to the same period in 1996. Other income increased $220,800 during the first six months of 1997 compared to 1996 as a result of interest earned on higher average bank balances along with a gain on the sale of equipment.

         Costs and expenses increased $13,678,400 as a result of the increased well drilling costs and increased oil and gas purchases and production costs during the first six months of 1997 compared to the same period in 1996. Oil and gas well drilling costs increased 79.7% as a result of the increased drilling activity referred to above. Oil and gas purchases and production costs increased $6,632,100 primarily due to purchases of gas for resale by RNG.

         The foregoing resulted in net income of $3,909,500 compared to a net income of $1,939,900 for the first six months of 1996. The provision for income taxes in 1997 consists of $1,145,000 of current taxes payable and $279,100 of deferred income taxes. The provision for income taxes in 1996 Consisted of $478,600 current taxes payable and $43,300 of deferred income taxes.


Liquidity and Capital Resources

         Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's gas sales prices are subject to increase and decrease based on various market sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. The volumes of gas sales are expected to continue to increase as a result of continued drilling activities. The Company utilizes commodity based derivative instruments (natural gas futures contracts traded on the New York Mercantile Exchange) as hedges to manage a portion of its exposure to this price volatility. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. As of June 30, 1997, the Company had futures contracts for the sale of $2,435,700 of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $51,100 at June 30, 1997. The Company is required to maintain margin deposits ($299,700 as of June 30, 1997) with brokers for outstanding futures contracts.

         The Company closed its first drilling program of 1997 in the second quarter and has drilled the wells in the second and third quarters of 1997. The Company will close its second drilling program of 1997 in September, 1997 and will drill the wells during the third and fourth quarters of 1997. The Company's public drilling program continues to receive wide market acceptance. The Company's first drilling program of 1997 closed approximately 62% higher than the first program of 1996.

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

                    PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES
                            STATEMENT BY MANAGEMENT CONCERNING
                          REVIEW OF INTERIM FINANCIAL INFORMATION
                                  BY INDEPENDENT AUDITORS




The June 30, 1997 and 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such reviews. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

CONFORMED COPY


                               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.



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


                                            Petroleum Development Corporation
                                                          (Registrant)




Date:     August 7, 1997                           /s/ Steven R. Williams

                                                       Steven R. Williams
                                                          President


Date:     August 7, 1997                           /s/ Dale G. Rettinger

                                                       Dale G. Rettinger
                                                       Executive Vice President
                                                       and Treasurer

                                    BY-LAWS
                                      OF
                       PETROLEUM DEVELOPMENT CORPORATION
                            (A Nevada Corporation)

                                   ARTICLE I

                                    OFFICES

      1.01 Principal Offices. The Board of Directors shall fix the location of the principal executive office of the Corporation at any place within or outside the State of Nevada. If the principal executive office is located outside the State and the Corporation has no principal office in Nevada, the Board of Directors shall fix and designate the office of its Agent for service as its Nevada office.

      1.02 Other Offices. The officers or the Board of Directors may, at any time, establish branch or subordinate offices at any place or places where the Corporation is qualified to do business, and may change the location of any office of the Corporation.



                                  ARTICLE II

                            MEETING OF SHAREHOLDERS

      2.01    Place of Meeting.   Meetings of shareholders shall be
held at any place within or outside the State of Nevada designated by the Board of Directors upon proper notice. In the absence of any such designation, shareholders' meetings shall be held at the principal executive office of the Corporation.

      2.02 Annual Meetings. Unless held at a time and date designated each year by the Board of Directors in accordance with applicable law, an annual meeting of shareholders shall be held on the last day of the week of July of each year at 10:00 o'clock a.m. (L.T.), provided, however, that should such day fall upon a legal holiday, then the annual meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is a full business day. At the annual meeting, Directors shall be elected and any other proper business may be transacted.

      2.03    Special Meetings.

      (a) A special meeting of the shareholders may be called at any time by the Board of Directors, or by the Chairman of the Board, by the President, by one or more shareholders holding shares which, in the aggregate, entitle them to cast not less than ten percent (10%) of the votes at any such meeting.

      (b) If a special meeting is called by any person or persons other than the Board of Directors, the request shall be in writing specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the Chairman of the Board, the President, any Vice President, or the Secretary of the Corporation. The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the provisions of paragraph 2.01, 2.04 and
2.05 of this Article II, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty
(20) days after the receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph 2.03 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the Board of Directors may be held.

      2.04    Notice of Shareholders' Meetings.

      (a) All notices of meetings of shareholders shall be sent or otherwise given in accordance with paragraph 2.05 not less than ten (10) nor more than sixty (60) days before the date of the meeting being noticed. The notice shall specify the place, date and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, or
(ii) in the case of the annual meeting, those matters which the Board of Directors or the other person or persons calling the meeting, at the time of giving the notice, intend to present for action by the shareholders. The notice of any meeting at which Directors are to be elected shall include the names of any nominees which, at the time of the notice, management intends to present for election.

      (b) If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a Director has a direct or indirect financial interest, (ii) an amendment of the Articles of Incorporation, (iii) a reorganization of the Corporation, pursuant to, or (iv) a voluntary dissolution of the Corporation as defined by the code of Nevada, the notice shall also state the general nature of such proposals.

      2.05    Manner of Giving Notice and Affidavit of Notice.

      (a) Notice of any meeting of shareholders shall be given either personally or by first class mail, telegraphic, express mail, or other written communication, charges prepaid, addressed to each shareholder at the address of such shareholder appearing on the books of the Corporation or more recently given by the shareholder to the Corporation for the purpose of notice. If no such address appears on the Corporation's books or has been so given, notice shall be deemed to have been properly given to such shareholder if sent by first class mail or telegraphic or other written communication to the Corporation's principal executive office to the attention of such shareholder, or if published at least once in a newspaper of general circulation in the county where such office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

      (b) If any notice addressed to a shareholder at the address of such shareholder appearing on the books of the Corporation is returned to the Corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at such address, all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available to the shareholder upon written demand of the shareholder at the principal executive office of the Corporation for a period of one (1) year from the date of the giving of such notice.

      (c) An affidavit of the mailing or other means of giving any notice of any shareholders' meeting shall be executed by the Secretary, Assistant Secretary or any transfer agent of the Corporation giving such notice, and shall be filed and maintained in the minute book of the Corporation.

      2.06 Quorum. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at the subject meeting of shareholders shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

      2.07    Adjourned Meeting and Notice Thereof.

      (a) Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares represented at such meeting, either in person or by proxy, but in the absence of a quorum, no other business may be transacted at such meeting, except as provided in paragraph 2.06.

      (b) When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than forty five (45) days from the date set for the original meeting, in which case the Board of Directors shall set a new record date. Notice of any such adjourned meeting, if required, shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of paragraph 2.04 and 2.05. At any adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting.

      2.08    Voting.

      (a) The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of paragraph 2.11, subject to the provisions of the Nevada Code (relating to voting shares held by a fiduciary, in the name of the Corporation or in joint ownership). Such vote may be by voice vote or by ballot; provided, however, that all elections for Directors must be by ballot upon demand by a shareholder at such election made before the voting begins. Any shareholder entitled to vote on any matter (other than the election of Directors) may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares such shareholder is entitled to vote. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting, entitled to vote and voting on any matter (other than the election of Directors) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the Code or the Articles of Incorporation.

      (b) At a shareholders' meeting involving the election of Directors, no shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of the shareholder's shares). The candidates receiving the highest number of votes, up to the number of Directors to be elected, shall be elected.

      2.09    Waiver of Notice or Consent by Absent Shareholders.

      (a) The transactions of any meeting of shareholders, either annual or special, however called and noticed and wherever held shall be a valid as though had at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each person entitled to vote but not present in person or by proxy, signs a written waiver of notice, a consent to the holding of the meeting, or an approval of the minutes thereof. The waiver of notice, consent or approval need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in paragraph 2.04(b), the waiver of notice shall state the general nature of such proposal. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

      (b) Attendance of a person at a meeting shall constitute a waiver of notice and presence at such meeting unless such person objects at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened, except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by the Code to be included in the notice of the meeting but not so included if such objection is expressly made at the meeting.

      2.10    Record Date for Shareholder Notice, Voting and Giving
Consents.

      (a) For purposes of determining the shareholders entitled to notice of any meeting, to vote, or to give consent to corporate action without a meeting, the Board of Directors may fix, in advance, a record date which shall not be more than sixty
(60) days nor less than ten (10) days prior to the date of any such meeting, nor more than sixty (60) days prior to such action without a meeting, and in such case, only shareholders of record at the close of business on the date so fixed are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after the record date fixed at aforesaid, except as otherwise provided in a Nevada General Corporation Law.

      (b) If the Board of Directors does not so fix a record date:

              (i) the record date for determining shareholders entitled to notice of, or to vote at, a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held; and

              (ii) the record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, (A) when no prior action by the Board has been taken, shall be the day on which the first written consent is given, or (B) when prior action of the Board has been taken, shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.

      2.11 Proxies. Every person entitled to vote for Directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by such person and filed with the Secretary of the Corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney-in-fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, prior to the vote pursuant thereto, by a writing delivered to the Corporation stating that the proxy is revoked, or by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or by such person's attendance at the meeting and voting in person; or
(ii) written notice of the death or incapacity of the maker of such proxy is received by the Corporation before the vote pursuant thereto is counted; provided, however, that no such proxy shall be valid after the expiration of eleven (11) months from the date of such proxy, unless otherwise provided in the proxy.

      2.12    Inspectors of Election.

      (a) Before any meeting of shareholders, the Board of Directors may appoint any persons other than nominees for office to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at the meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting, shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or shareholder's proxy shall, appoint a person to fill the vacancy.

      (b)     The inspectors shall:

              (i) determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies;

              (ii) receive votes, ballots or consents;

              (iii) hear and determine all challenges and questions in any way arising in connection with the right to vote;

              (iv) count and tabulate all votes or consents;

              (v)  determine when the polls shall close;

              (vi) determine the result; and

              (vii) do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.



                                  ARTICLE III

                                   DIRECTORS

      3.01    Powers.

      (a) Subject to the provisions of the Nevada Code, any limitations in the Articles of Incorporation, and these By-Laws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the Corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board of Directors.

      (b) Without prejudice to such general powers but subject to the same limitations, it is hereby expressly declared that the Directors shall have the power and authority to:

              (i) select and remove all officers, agents and employees of the Corporation, prescribe such powers and duties for them as are not inconsistent with law, the Articles of Incorporation, or these By-Laws, fix their compensation, and require from them security for faithful service;

              (ii) change the principal executive office or the principal business office of the Corporation from one location to another; cause the Corporation to be qualified to conduct or do business in any state, territory, dependency, or foreign country; designate any place within or without the State for the holding of any shareholders' meeting or meetings, including annual meetings; adopt, make or use a corporate seal, prescribe the forms of certificates of stock, and alter the form of such seal and of such certificates;

              (iii) authorize the issuance of options and warrants to purchase shares of stock of the Corporation, from time to time, upon such terms as may be lawful, in consideration of money paid, labor done, services actually rendered, debts or securities cancelled, or tangible or intangible property actually received; and

              (iv) borrow money and incur indebtedness for the purposes of the Corporation, and cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, or other evidences of debt and securities therefor.

      3.02 Number and Qualifications of Directors. The authorized number of Directors shall be seven (7) until changed (increased or decreased) by a duly-adopted amendment to the By-Laws of the Corporation adopted by the vote or written consent of the Board of Directors at a meeting specially called for the purpose. The Directors at any regularly called meeting held pursuant to notice of the purpose of such meeting may amend these By-Laws as provided by the laws of the State of Nevada, and provide that the membership of the Board be divided into one (1), two (2) or three (3) classes; the term of office of those of the first (1st) class to expire at the annual meeting next ensuing; the second (2nd) class one year thereafter; and the third (3rd) class two (2) years thereafter; and at each annual election held after such classification and election, Directors shall be chosen for a full term, as the case may be, to succeed those whose terms expire.

      3.03 Election and Term of Office of Directors. Except as otherwise provided in paragraph 3.02 Directors shall be elected at each annual meeting of the shareholders to hold office until the next annual meeting. Each Director, including a Director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

      3.04    Vacancies.

      (a) Vacancies in the Board of Directors may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, except that a vacancy created by the removal of a Director by the vote or written consent of the shareholders or by court order may be filled only by the vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum), or by the unanimous written consent of all shares entitled to vote for the election of Directors. Each Director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.

      (b) A vacancy or vacancies in the Board of Directors shall be deemed to exist in the case of the death, resignation or removal of any Director, or if the Board of Directors, by resolution, declares vacant the office of Director who has been declared of unsound mind by an order of Court or convicted of a felony, or if the authorized number of Directors is increased, or if the shareholders fail, at any meeting of shareholders at which any Director or Directors are elected, to elect the full authorized number of Directors to be voted for at the meeting.

      (c) The shareholders may elect a Director or Directors at any time to fill any vacancy or vacancies not filled by the Directors, but any such election by written consent, other than to fill a vacancy created by removal, shall require the consent of a majority of the outstanding shares entitled to vote.

      (d) Any Director may resign upon giving written notice to the Chairman of the Board, the President, the Secretary or the Board of Directors. A resignation shall be effective upon the giving of the notice, unless the notice specifies a later time for its effectiveness. If the resignation of a Director is effective at a future time, the Board of Directors may elect a successor to take office when the resignation becomes effective.

      (e) No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

      3.05 Place of Meeting and Telephonic Meetings. Regular meetings of the Board of Directors may be held without notice at any time and at any place within or outside the State of Nevada that may be designated by these By-Laws, or from time to time by resolution of the Board. In the absence of the designation of a place, regular meetings shall be held at the principal executive office of the Corporation. Special meetings of the Board shall be held at any place that has been designated in the notice of the meeting or, if not stated in the notice, at the principal executive office of the Corporation. Any meeting, regular or special, may be held by conference telephone or similar communications equipment, so long as all Directors participating in such meeting can hear one another, and all such Directors shall be deemed to be present in person at such meeting.

      3.06 Annual Meetings. Immediately following each annual meeting of shareholders, the Board of Directors shall hold a regular meeting for purposes of organization, any desired election of officers, and the transaction of other business.
Notice of such meeting shall not be required.

      3.07 Other Regular Meetings. Other regular meetings of the Board of Directors may be held not less than quarterly as shall from time to time be fixed by the Board of Directors. Such regular meetings may be held without notice but provided notice and an agenda shall be furnished to all Directors when time permits.

      3.08    Special Meetings.

      (a) Special meetings of the Board of Directors for any purpose or purposes may be called at any time by the Chairman of the Board, the President, any Vice President, the Secretary or any two (2) Directors.

      (b) Notice of the time and place of special meetings shall be delivered personally or by telephone to each Director or sent by first class mail or telegram, charges prepaid, addressed to each Director at his or her address as it is shown upon the records of the Corporation. In case such notice is mailed, it shall be deposited in the United States mail at least four (4) days prior to the time of the holding of the meeting. In case such notice is delivered personally, or by telephone or telegram, it shall be deliver personally or by telephone or to the telegraph company at least forty eight (48) hours prior to the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated to either the Director or to a person at the office of the Director who the person giving the notice has reason to believe will promptly communicate it to the Director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the Corporation.

      3.09 Quorum. A majority of the authorized number of Directors shall constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the Directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board of Directors. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of Directors, if any action taken is approved at least a majority of the required quorum for such meeting.

      3.10    Waiver of Notice.   The transactions of any meeting
of the Board of Directors, however called and noticed and wherever held, shall be as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the Directors not present signs a written waiver of notice thereof. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting shall also be deemed given to any Director who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such Director.

      3.11 Adjournment. A majority of the Directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

      3.12 Notice of Adjournment. Notice of the time and place of holding an adjourned meeting need not be given, unless the meeting is adjourned for more than twenty four (24) hours, in which case notice of such time and place shall be given, prior to the time of the adjourned meeting, to the Directors who were not present at the time of the adjournment.

      3.13 Action Without Meeting. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such action by written consent shall have the same force and effect as a unanimous vote of the Board of Directors. Such written consent or consents shall be filed with the minutes of the proceedings of the Board.

      3.14 Fees and Compensation of Directors. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursements of expenses as may be fixed or determined by resolution of the Board of Directors. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for such services.

                                  ARTICLE IV

                                  COMMITTEES

      4.01 Committees of Directors. The Board of Directors may, by resolution adopted by a majority of the authorized number of Directors, designate one (1) or more committees, each consisting of two (2) or more Directors, to serve at the pleasure of the Board. The Board may designate one (1) or more Directors as alternate members of any committee who may replace any absent member or members at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of Directors. Any such committee, to the extent provided in the resolution of the Board, shall have all the authority of the Board, except with respect to:

              (a) the approval of any action which, under the Code, also requires shareholders' approval or approval of the outstanding shares;

              (b) the filling of vacancies on the Board of Directors or on any committee;

              (c) the fixing of compensation of the Directors for serving on the Board or on any committee;

              (d) the amendment or repeal of by laws or the adoption of new by laws;

              (e) the amendment or repeal of any resolution of the Board of Directors which, by its express terms, is not so amendable or repealable;

              (f) the appointment of any other committees of the Board of Directors or the members thereof.

      4.02 Meetings and Action of Committees. Meetings and action of committees shall be governed by, and be held and taken in accordance with, the provisions of Article III of these By-Laws, paragraph 3.05 (place of meetings and telephonic meetings), paragraph 3.07 (regular meetings), paragraph 3.08 (special meetings and notice), paragraph 3.09 (quorum), paragraph 3.10 (waiver of notice), paragraph 3.11 (adjournment), paragraph 3.12 (notice of adjournment), and paragraph 3.13 (action without meeting), with such changes in the context of those Sections as are necessary to substitute the committee and its members for the Board of Directors and its members, except that the time of regular meetings of committees may be determined by resolution of the Board of Directors as well as the committee, special meetings of committees may also be called by resolution of the Board of Directors, and notice of special meetings of committees shall also be given to all alternate members who shall have the right to attend all meetings of the committee. The Board of Directors may adopt rules for the government of any committee not inconsistent with the provisions of these By-Laws.


                                   ARTICLE V

                                   OFFICERS


      5.01 Officers. The officers of the Corporation shall be a Chairman of the Board or a President, or both, a Secretary, and a Chief Financial Officer. The Corporation may also have, at the discretion of the Board of Directors, one or more Vice Presidents, a Treasurer, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed in accordance with the provisions of paragraph 5.03 of this Article V. Any number of officers may be held by the same person.

      5.02 Election of Officers. The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of paragraph 5.03 or paragraph
5.05 of this Article V, shall be chosen by the Board of Directors, and each shall serve at the pleasure of the Board, subject to the rights, if any, of an officer under any contract of employment.

      5.03 Subordinate Officers, Etc. The Board of Directors may appoint, and may empower the President to appoint, such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in the By-Laws or as the Board of Directors may from time to time determine.

      5.04    Removal and Resignation of Officers.

      (a) Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the Board of Directors, at any regular or special meeting thereof, or, except in the case of an officer chosen by the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors.

      (b) Any officer may resign at any time by giving written notice to the Corporation. Any such resignation shall take effect upon the giving of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any such resignation is without prejudice to the rights, if any, of the Corporation under any contract to which the officer is a party.

      5.05 Vacancies in Offices. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these By-Laws for regular appointments to such office.

      5.06 Chairman of the Board. The Chairman of the Board, if such an officer be elected, shall, if present, preside at all meetings of the Board of Directors and exercise and perform such other powers and duties as may be, from time to time, assigned to him by the Board of Directors or prescribed by the By-Laws, including, without limitation, the designation of Chief Executive Officer ("CEO").

      5.07 President. Subject to such supervisory powers, if any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an officer, the President such be the general manager and Chief Executive Officer of the Corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and the officers of the Corporation. He shall preside at all meetings of the shareholders and, in the absence of the Chairman of the Board, or if there be none, at all meetings of the Board of Directors. He shall have the general powers and duties of management usually vested in the office of President of a corporation and shall have such other powers and duties as may be prescribed by the Board of Directors or the By-Laws.

      5.08 Vice Presidents. In the absence or disability of the President, the Vice Presidents, if any, in order of their rank as fixed by the Board of Directors, or, if not ranked, a Vice President designated by the Board of Directors, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to, all the restrictions upon the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors, the By-Laws, or the President, or Chairman of the Board if there is no President.

      5.09    Secretary.

      (a) The Secretary shall keep or cause to be kept at the principal executive office, or such other place as the Board of Directors may designate, a book of minutes of all meetings and actions of Directors, committees of Directors, and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at Directors' and committee meetings, the number of shares present or represented at shareholder's meetings, and the proceedings thereof.

      (b) The Secretary shall keep or cause to be kept at the principal executive office, or at the office of the Corporation's transfer agent or registrar, as determined by resolution of the Board of Directors, a share register or a duplicate share register showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

      (c) The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors required by the By-Laws or by law to be given, and shall keep the seal of the Corporation, if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or by the By-Laws.

      5.10    Treasurer and Chief Financial Officer.

      (a) The Treasurer and Chief Financial Officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The book of accounts shall be open at all reasonable times to inspection by any Director.

      (b) The Chief Financial Officer shall cause to be deposited all moneys and other valuables in the name and to the credit of the Corporation with such depositaries as may be designated by the Board of Directors. He shall cause the funds of the Corporation to be disbursed as he may be properly directed from time to time, shall render to the President and Directors, whenever they request it, an account of all his transactions as Chief Financial Officer and of the financial condition of the Corporation, and shall have other powers and perform such other duties as may be prescribed by the Board of Directors or by By-Laws.

                                  ARTICLE VI

          INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND OTHER
AGENTS

      6.01 Agents, Proceedings and Expenses. For the purposes of this Article, "agent" means any person who is or was a Director, officer, employee, or other agent of this Corporation, or is or was serving at the request of this Corporation as a Director, officer, employee, or other agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a Director, officer, employee, or agent of a foreign or domestic corporation which was a predecessor corporation of this Corporation or of another enterprise at the request of such predecessor corporation; "proceeding" means any threatened, pending or completed action or proceeding, whether civil, criminal, administrative, or investigative; and "expenses" includes, without limitation, attorneys' fees and any expenses of establishing a right to indemnification under paragraph 6.04 or paragraph 6.05(c) of this Article VI.

      6.02 Actions Other Than by the Corporation. This Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any proceeding (other than an action by or in the right of this Corporation to procure a judgment in its favor) by reason of the fact that such person is or was an agent of this Corporation, against expenses, judgements, fines, settlements and other amounts actually and reasonably incurred in connection with such proceeding, if that person acted in good faith and in a manner that person reasonably believed to be in the best interests of this Corporation, and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of that person was unlawful. The termination of any proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in the best interests of this Corporation or that the person had reasonable cause to believe that the person's conduct was unlawful.

      6.03 Actions by the Corporation. This Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action by or in the right of this Corporation to procure a judgment in its favor by reason of the fact that that person is or was an agent of this Corporation, against expenses actually and reasonably incurred by that person in connection with the defense or settlement of that action if that person acted in good faith, in a manner that person believed to be in the best interests of this Corporation, and with such care, including reasonable inquiry, as an ordinarily prudent person in a like position would use under similar circumstances. No indemnification shall be made under this paragraph 6.03:

              (a) in respect of any claim, issue or matter as to which that person shall have been adjudged to be liable to this Corporation in the performance of that person's duty to this Corporation, unless and only to the extent that the court in which that proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, that person is fairly and reasonably entitled to indemnity for the expenses which the court shall determine;

              (b) of amounts paid in settling or otherwise disposing of a threatened or pending action, with or without court approval; or

              (c) of expenses incurred in defending a threatened or pending action which is settled or otherwise disposed of without court approval.

      6.04 Successful Defense by Agent. To the extent that an agent of this Corporation has been successful on the merits in defense of any proceeding referred to in paragraph 6.02 or 6.03 of this Article VI, or in defense of any claim, issue, or matter therein, the agent shall be indemnified against expenses actually and reasonably incurred by the agent in connection therewith.

      6.05    Required Approval.  Except as provided in paragraph
6.04 of this Article, any indemnification under this Article shall be made by this Corporation only if authorized in the specific case upon a determination that indemnification of the agent is proper in the circumstances because the agent has met the applicable standard of conduct set forth in paragraph 6.02 or
6.03 of this Article VI, by:

              (a) a majority vote of a quorum consisting of Directors who are not parties to the proceeding;

              (b) approval by the affirmative vote of a majority of the shares of this Corporation represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum), or by the written consent of holders of a majority of the outstanding shares entitled to vote
      (for this purpose, the shares owned by the person to be indemnified shall not be entitled to vote thereon); or

              (c) the court in which the proceeding is or was pending, upon application made by this Corporation or the agent or the attorney or other person rendering services in connection with the defense, whether or not such application by the agent, attorney, or other person is opposed by this Corporation.

      6.06 Advance of Expenses. Expenses incurred in defending any proceeding may be advanced by this Corporation before the final disposition of the proceeding upon receipt of an undertaking by or on behalf of the agent to repay the amount of the advance unless it shall be determined ultimately that the agent is entitled to be indemnified as authorized in this Article VI.

      6.07    Other Contractual Rights.  Nothing contained in this
Article VI shall affect any right to indemnification to which persons other than Directors and officers of this Corporation or any subsidiary hereof may be entitled by contract or otherwise.

      6.08 Limitations. No indemnification or advance shall be made under this Article VI, except as provided in paragraph 6.04 or paragraph 6.05(c), in any circumstance where it appears:

              (a) that it would be inconsistent with a provision of the Articles, these By-Laws, a resolution of the shareholders, or an agreement in effect at the time of the accrual of the alleged cause of action asserted in the proceeding in which the expenses were incurred or other amounts were paid which prohibits or otherwise limits indemnification; or

              (b) that it would be inconsistent with any condition expressly imposed by a court in approving a settlement.

      6.09 Insurance. This Corporation may, upon a determination by the Board of Directors, purchase and maintain insurance on behalf of any agent of the Corporation against any liability which might be asserted against or incurred by the agent in such capacity, or which might arise out of the agent's status as such, whether or not this Corporation would have the power to indemnify the agent against that liability under the provisions of this
Article VI.

      6.10    Fiduciaries of Corporate Employee Benefit Plan.  This
Article VI does not apply to any proceeding against any trustee, investment manager, or other fiduciary of an employee benefit plan in that person's capacity as such even though that person may also be an agent of this Corporation as defined in paragraph
6.01 of this Article VI. This Corporation may, however, upon approval in accordance with paragraph 6.05, indemnify and purchase and maintain insurance on behalf of any fiduciary to the extent permitted by the laws of the State of Nevada.

      6.11 Amendment to Nevada Law. In the event that Nevada law regarding indemnification of Directors, officers, employees and other agents of corporations, as in effect at the time of adoption of these By-Laws, is subsequently amended in any way increase the scope of permissible indemnification beyond that set forth herein, the indemnification authorized by this Article VI shall be deemed to be coextensive with that afforded by the Nevada law as so amended.


                                  ARTICLE VII

           CORPORATE LOANS AND GUARANTEES TO DIRECTORS, OFFICERS AND
EMPLOYEES

      7.01 Limitation on Corporate Loans and Guarantees. Except as provided in paragraph 7.02 of this Article VII this Corporation shall not make any loan of money or property to, or guarantee any obligation of:

              (a) any Director or officer of the Corporation or of its parent or any subsidiary, or

              (b) any person, upon the security of shares of this Corporation or of its parent, unless the loan or guaranty is otherwise adequately secured,

except by the vote of the holders of a majority of the shares of all classes, regardless of limitations or restrictions on voting rights, other than shares held by the benefited Directors, officer or person.

      7.02 Permissible Corporate Loans and Guarantees. This Corporation may lend money to, guarantee any obligation of, or otherwise assist any officer or other employee of this Corporation or of any subsidiary, including any Director, officer or employee who is also a Director, pursuant to an employee benefit plan (including, without limitation, any stock purchase or stock option plan) available to executives or other employees, whenever the Board determines that such loan or guaranty may reasonably be expected to benefit the Corporation. Such loan, guaranty or other assistance may be with or without interest and may be unsecured or secured in such manner as the Board shall approve, including, without limitation, a pledge of shares of the Corporation. This Corporation may advance money to a Director, officer or employee of the Corporation or of its parent or any subsidiary for expenses reasonably anticipated to be incurred in the performance of the duties of such Director, officer or employee, provided that, in the absence of such advance, such Director, officer or employee would be entitled to be reimbursed for such expenses by such Corporation, its parent or any subsidiary.


                                 ARTICLE VIII

                           GENERAL CORPORATE MATTERS

      8.01    Record Date for Purposes Other Than Notice and Voting.

      (a) For purposes of determining the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action (other than for the purposes prescribed by paragraph 2.11 of Article II of these By-Laws), the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days prior to any such action, and in such case only shareholders of record at the close of business on the date so fixed are entitled to receive the dividend, distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after the record date fixed as aforesaid, except as otherwise provided in Nevada
General Corporation Law.

      (b) If the Board of Directors does not so fix a record date, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth
(60th) day prior to the date of such action, whichever is later.

      8.02 Checks, Drafts, Evidences of Indebtedness. All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board of Directors. Such signature(s) or endorsement(s) may be by facsimile or printed signature of the officer.

      8.03 Corporate Contracts and Instruments; How Executed. The Board of Directors, except as otherwise provided in these By-Laws, may authorize any officer(s) or agent(s) to enter into any contract or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; and, unless authorized or ratified by the Board of Directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement, to pledge its credit, or to render it liable for any purpose or to any amount.

      8.04 Certificates for Shares. A certificate or certificates for shares of the capital stock of the Corporation shall be issued to each shareholder when any such shares are fully paid, and the Board of Directors may authorize the issuance of certificates for shares as partly paid, provided that such certificates shall state the amount of the consideration to be paid therefor and the amount paid thereon. All such statements or references thereto appearing on the face of the certificate shall be conspicuous. All certificates shall be signed in the name of the Corporation by the Chairman of the Board, the President, a Vice President, the Secretary, or any Assistant Secretary certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

      8.05 Lost Certificates. Except as hereinafter provided in this paragraph 8.05, no new certificate for shares shall be issued in lieu of an old certificate unless the old certificate is surrendered to the Corporation and cancelled at the same time as such issuance. The Board of Directors may, if any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of a new certificate in lieu thereof, upon such terms and conditions as the Board may require, including provision for indemnification of the Corporation secured by a bond or other adequate security sufficient to protect the Corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

      8.06 Representation of Shares of Other Corporations. The Chairman of the Board, the President, any Vice President, or any other person authorized by resolution of the Board of Directors or by any of the foregoing designated officers, is authorized to vote on behalf of the Corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the Corporation. The authority herein granted to said officers to vote or represent, on behalf of the Corporation, any and all shares held by the Corporation in any other corporation or corporations may be exercised by any such officer in person or by any person authorized to do so by proxy duly executed by said officer.

      8.07 Construction and Definitions. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the Nevada General Corporation Law shall govern the construction of these By-Laws. Without limiting the generality of the foregoing, the singular numbers includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

                                  ARTICLE IX

                              RECORDS AND REPORTS

      9.01    Maintenance and Inspection of Share Register.

      (a) The Corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar if one or the other has been appointed and as determined by resolution of the Board of Directors, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.

      (b) A shareholder or shareholders of the Corporation holding at least ten percent (10%), in the aggregate, of the outstanding voting shares of the Corporation may (i) inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours upon five (5) business days' prior written demand upon the Corporation, and/or (ii) obtain from the transfer agent of the Corporation, upon written demand and upon the tender of such transfer agent's usual charges for such list, a list of the names and addresses of the shareholders who are entitled to vote for the election of Directors, and their shareholdings as of the most recent record date for which such list has been compiled, or as of a date specified by the requesting shareholder or shareholders subsequent to the date of demand. Such list shall be made available to such shareholder or shareholders by the transfer agent on or before the later of the fifth (5th) business day after the demand is received or the date specified in the demand as the date as of which the list is to be compiled. The record of shareholders shall also be open to inspection upon the written demand of any shareholder or holder of a voting trust at any time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Any inspection and copying under this paragraph 9.01 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making such demand.

      9.02 Maintenance and Inspection of By-Laws. The Corporation shall keep at its principal executive office, or, if its principal executive office is not in the State of Nevada, at its principal business office in such State, if any, the original or a copy of the By-Laws as amended to date, which shall be open to inspection by any shareholder upon the written demand of any such shareholder at all reasonable times during usual business hours. If the principal executive office of the Corporation is outside this state and the Corporation has no principal business office in this state, the Secretary shall, upon the written request of any shareholder, furnish to such shareholder a copy of the By-Laws as amended to date.

      9.03 Maintenance and Inspection of Other Corporate Records. The accounting books, records, and minutes of proceedings of the shareholders, the Board of Directors, and any committee or committees of the Board of Directors shall be kept at such place or places designated by the Board of Directors, or, in the absence of such designation, at the principal executive office of the Corporation. The minutes shall be kept in written form, and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form. Such minutes, accounting books, and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Such inspection may be made in person or by an agent or attorney, and shall include the right to copy and made extracts. The foregoing rights of inspection shall extend to the records of each subsidiary corporation of the Corporation.

      9.04 Inspection by Directors. Every Director shall have the absolute right at any reasonable time to inspect all books, records and documents of every kind and the physical properties of the Corporation and each of its subsidiary corporations. Such inspection by a Director may be made in person or by agent or attorney, and the right of the inspection includes the right to copy and make extracts.

      9.05    Annual Report to Shareholders.  The Chairman of the
Board or the President shall make an annual report to the shareholders, but nothing herein shall be interpreted as prohibiting the Board of Directors from issuing such annual or other periodic reports to the shareholders of the Corporation as they consider appropriate.

      9.06    Financial Statements.

      (a) A copy of any annual financial statement and any income statement of the Corporation for each quarterly period of each fiscal year, and any accompanying balance sheet of the Corporation as of the end of each such period, which have been prepared by the Corporation shall be kept on file in the principal executive office of the Corporation for twelve (12) months from their respective dates, and each such statement shall be exhibited at all reasonable times to any shareholder requesting an examination of any such statement or a copy thereof shall be mailed to any such shareholder.

      (b) If a shareholder or shareholders holding at least ten percent (10%), in the aggregate, of the outstanding shares of any class of stock of the Corporation make a written request to the Corporation for an income statement of the Corporation for the three (3) month, six (6) month, or nine (9) month period of the current fiscal year having ended more than thirty (30) days prior to the date of the request, and a balance sheet of the Corporation as of the end of such period, the Chief Financial Officer shall cause such statement to be prepared, if not already prepared, in written form. Such minutes, accounting books, and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose of reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Such inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. The foregoing rights of inspection shall extend to the records of each subsidiary corporation of the Corporation.

      9.07 Annual Statement of General Information. The Corporation shall each year during the calendar month in which its Articles of Incorporation were originally filed with the Nevada Secretary of State, or at any time during the immediately preceding five (5) calendar months, file with the Secretary of State of the State of Nevada, on the prescribed form, a statement setting for the authorized number of Directors, the names and complete business or residence addresses of all incumbent Directors, the names and complete business or residence addresses of the Chief Executive Officer, Secretary and Chief Financial Officer, the street address of its principal executive office or principal business office in this state (if any), and the general type of business constituting the principal business activity of the Corporation, together with a designation of the agent of the Corporation for the purpose of service of process, as provided by law.


                                   ARTICLE X

                                  AMENDMENTS

      10.01 Amendment by Shareholders. New By-Laws may be adopted or these By-Laws may be amended or repealed by the majority vote of the holders of a majority of the outstanding shares entitled to vote.

      10.02 Amendment by Directors. Subject to the rights of the shareholders as provided in paragraph 10.01 of this Article, the Board of Directors may adopt, amend or repeal By-Laws, and By-
Laws may be adopted, amended or repealed by the Board of Directors at any regular or special meeting of the Directors so long as written notice is duly given to the Directors of the proposed change as required hereby.


                                  ARTICLE XI

                                   REPEALER

      By the adoption of these By-Laws, the Board of Directors intends to and does hereby repeal the By-Laws adopted by this Corporation dated July 15, 1997, and all amendments and additions thereto.



                           CERTIFICATE OF SECRETARY

      I, the undersigned, the duly elected and acting Secretary of Petroleum Development Corporation, A Nevada Corporation, certify that the foregoing By-Laws, consisting of eleven (11) Articles and twenty two (22) pages, are the true and correct By-Laws of said Corporation adopted by the Board of Directors thereof on July 15, 1997.

      IN WITNESS WHEREOF, I have hereunto subscribed my name, this 15th day of July, 1997.

                                     /s/ Roger J. Morgan
                                           Secretary