Form 10-Q
period 1997-09-30
PETROLEUM DEVELOPMENT CORP
filed 1997-11-07
CIK 77877

CONFORMED
COPY




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                   For the period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 10,985,753 shares of the
Company's Common Stock ($.01 par value) were outstanding as of September 30,
1997.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION
Page No.

  Item 1.  Financial Statements

          Independent Auditors' Review Report
  1

          Condensed Consolidated Balance Sheets -
          September 30, 1997 and December 31, 1996
  2

          Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1997 and 1996
  4

          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 1997 and 1996
  5

          Notes to Condensed Consolidated Financial Statements
  6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
  8

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings
 12

 Item 4.  Submission of Matters to a Vote of Security Holders
 12

 Item 6.  Exhibits and Reports on Form 8-K
 12

                       PART I - FINANCIAL INFORMATION

                     Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


          We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September
30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



                                                KPMG PEAT MARWICK
LLP




Pittsburgh, Pennsylvania
November 6, 1997

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996



          ASSETS

                                                   1997
 1996
                                               (Unaudited)

Current assets:
 Cash and cash equivalents                     $10,302,000
$20,615,400
 Accounts and notes receivable                   5,001,800
6,696,000
 Inventories                                       358,100
567,200
 Prepaid expenses                                1,485,800
740,900


          Total current assets                  17,147,700
28,619,500



Properties and equipment                        61,407,500
56,962,000
 Less accumulated depreciation, depletion,
 and amortization                               23,912,100
22,522,300

                                                37,495,400
34,439,700

Other assets                                       651,300
545,000

                                               $55,294,400
$63,604,200








(Continued)

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  September 30, 1997 and December 31, 1996


               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                   1997
1996
                                               (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses        $ 9,714,600
$11,715,700
 Advances for future drilling contracts         6,164,800
18,397,000
 Funds held for future distribution             1,127,000
864,000

          Total current liabilities            17,006,400
30,976,700


Long-term debt                                  3,000,000
5,320,000
Other liabilities                               1,310,900
1,094,200
Deferred income taxes                           3,515,700
3,140,800


Stockholders' equity:
 Common stock                                     109,900
104,600
 Additional paid-in capital                     8,582,800
6,617,300
 Warrants outstanding                              46,400
  -
 Retained earnings                             21,789,900
16,427,400
 Unamortized stock award                          (67,600)
(76,800)

          Total stockholders' equity           30,461,400
23,072,500


                                              $55,294,400
$63,604,200






   See accompanying notes to condensed consolidated financial statements.

             PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations
           Three and Nine Months ended September 30, 1997 and 1996
                                 (Unaudited)

                                             Three Months Ended
   Nine Months Ended
                                               September 30,
    September 30,
                                            1997         1996
   1997          1996

Revenues:
  Oil and gas well drilling operations  $ 5,265,300  $2,991,300
$24,542,100   $13,723,900
  Oil and gas sales                       7,363,300   7,168,100
23,712,100    16,132,700
  Well operations and pipeline income     1,111,500   1,017,600
3,359,600     2,864,700
  Other income                              214,900     140,000
  666,400       370,700

                                         13,955,000  11,317,000
52,280,200    33,092,000

Costs and expenses:
  Cost of oil and gas well drilling
   operations                             3,833,500   2,455,100
19,592,300    11,225,300
  Oil and gas purchases
   and production costs                   6,968,800   6,958,000
21,685,200    15,042,300
  General and administrative expenses       631,900     651,000
1,723,400     1,762,900
  Depreciation, depletion, and
    amortization                            607,400     583,400
1,827,800     1,790,800
  Interest                                   83,600     106,400
  288,100       245,800

                                         12,125,200  10,753,900
45,116,800    30,067,100

       Income before income taxes         1,829,800     563,100
7,163,400     3,024,900

Income taxes                                376,800     152,600
1,800,900       674,500


       Net income                       $ 1,453,000  $  410,500  $
5,362,500   $ 2,350,400

Earnings per common and
 common equivalent share                    $  .12       $  .04
    $  .46       $  .21


          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND
SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
                       Nine Months Ended September 30, 1997 and
1996
                                        (Unaudited)

                                                          1997
      1996
Cash flows from operating activities:
      Net income                                   $ 5,362,500
$ 2,350,400
      Adjustments to net income
       to reconcile to cash used in
       operating activities:
         Deferred federal income taxes                 374,900
    142,600
         Depreciation, depletion & amortization      1,827,800
  1,790,800
         Leasehold acreage expired or surrendered      100,000
    130,300
         Employee compensation paid in stock             9,200
     14,900
         Gain on disposal of assets                    (69,500)
     (9,000)
         Decrease in current assets                  1,158,400
    347,100
         Increase in other assets                     (117,200)
   (196,000)
         Decrease in current liabilities           (13,970,300)
(10,929,900)
         Increase in other liabilities                 216,700
    217,500

               Total adjustments                   (10,470,000)
 (8,491,700)

               Net cash used in
                operating activities                (5,107,500)
 (6,141,300)

Cash flows from investing activities:
      Capital expenditures                          (5,856,900)
 (5,311,400)
      Proceeds from sale of leases                     882,800
    444,600
      Proceeds from sale of other assets                71,000
      9,000
      Net cash acquired from
       purchase of subsidiary                             -
  1,450,000
               Net cash used in
               investing activities                 (4,903,100)
 (3,407,800)

Cash flows from financing activities:
      Proceeds from borrowings                            -
  4,200,000
      Proceeds from sale of common stock             2,017,200
    120,300
      Purchase of treasury stock                          -
 (1,000,000)
      Retirement of debt                            (2,320,000)
 (1,150,000)

               Net cash (used in) provided by
                financing activities                  (302,800)
  2,170,300

Net changes in cash and cash equivalents           (10,313,400)
 (7,378,800)

Cash and cash equivalents, beginning of period      20,615,400
 10,053,600
Cash and cash equivalents, end of period           $10,302,000
$ 2,674,800

          See accompanying notes to condensed consolidated financial statements.

                    PETROLEUM DEVELOPMENT CORPORATION AND
SUBSIDIARIES

                   Notes to Condensed Consolidated Financial
Statements
                                    September 30, 1997
                                        (Unaudited)


1.    Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.    Basis of Presentation

         The Management of the Company believes that all adjustments
         (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made.
The results
         of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.    Oil and Gas Properties

         Oil and Gas Properties are reported on the successful efforts method.

4.    Common Stock

      On September 15, 1997, the Company consummated a private offering of
      Common Stock (the "Private Placement"), pursuant to which it issued and sold 500,000 shares at a price of $4.00 per share, and issued warrants for 125,000 shares of Common Stock exercisable during a
      two-year period ending September 15, 1999 at an exercise price of $6.00 per share, resulting in proceeds to the Company of $2.0 million.
      No registration rights were granted in connection with the securities issued in the Private Placement.

5.    Earnings Per Share

         Computation of earnings per common and common equivalent share are as follows for the nine months ended September 30, 1997 and 1996:

                                  Three Months Ended
Nine Months Ended
                                      September 30,
September 30,
                                     1997         1996
1997          1996
Weighted average common
 shares outstanding               11,908,283    11,497,179
11,785,294     11,367,140

Net income                       $ 1,453,000   $   410,500   $
5,362,500    $ 2,350,400

Earnings per common and
 common equivalent share             $  .12        $  .04        $
 .46         $  .21

                    PETROLEUM DEVELOPMENT CORPORATION AND
SUBSIDIARIES

                   Notes to Condensed Consolidated Financial
Statements
                                    September 30, 1997
                                        (Unaudited)

6.    Commitments and Contingencies

         The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers.  The
Company sells
         natural gas to various public utilities and industrial customers.
         One customer, Hope Gas Inc., a regulated public utility, accounted for 13.4 percent of total revenues in the first nine months of 1997.

7.    Subsequent Event

         On November 3, 1997, The Company completed a transaction
for the
         public offering of 3,850,000 shares of its common stock,
3,500,000
         shares of which are being issued and sold by the Company and 350,000 shares of which are being sold by certain stockholders
         of the Company, at a price to the public of $6.25 per share. The
         Company has granted the underwriters a 30-day option to purchase an additional 577,500 shares from the Company to cover over allotments, if any.

Item 2.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations

Results of Operations

Three Months Ended September 30, 1997 Compared With September 30,
1996

         Revenues.  Total revenues for the three months ended
September 30,
1997 were $14.0 million compared to $11.3 million for the three months ended
September 30, 1996, an increase of approximately $2.7 million, or
23.9
percent.  Such increase was primarily a result of increased
drilling
revenues.  Drilling revenues for the three months ended September
30, 1997
were $5.3 million compared to $3.0 million for the three months ended September 30, 1996, an increase of approximately $2.3 million, or 77.7 percent.  Such increase resulted from higher volumes of drilling
and
completion activities, due to increased levels of drilling
partnership-related
financing.  Oil and gas sales for the three months ended September
30, 1997
were $7.4 million compared to $7.2 million for the three months ended
September 30, 1996, an increase of approximately $200,000, or 2.8 percent.
Such increase was due primarily to natural gas marketing
activities, along
with increased natural gas production offset in part by lower average sales
prices from the Company's producing properties.  Well operations
and
pipeline income for the three months ended September 30, 1997 were
$1.1
million compared to $1.0 million for the three months ended
September 30,
1996, an increase of approximately $100,000, or 10.0 percent. Such increase resulted from an increase in the number of wells operated by the
Company. Other income for the three months ended September 30, 1997 was
$215,000 compared to $140,000 for the three months ended September 30, 1996, an increase of approximately $75,000, or 53.6 percent. Such increase resulted from interest earned on higher average cash balances.

         Costs and expenses. Costs and expenses for the three months ended
September 30, 1997 were $12.1 million compared to $10.8 million for the three months ended September 30, 1996, an increase of approximately $1.3 million or 12.0 percent. Oil and gas well drilling operations costs for the three months ended September 30, 1997 were $3.8 million compared to
$2.5 million for the three months ended September 30, 1996, an increase of approximately $1.3 million, or 52.0 percent. Such increase resulted from additional expenses resulting from increased drilling activity.
 Oil and gas purchases and production costs for the three months ended
September 30, 1997 remained relatively constant at $6.9 million. General and administrative expenses for the three months ended September 30, 1997 remained relatively constant at $632,000 compared with $651,000 for the three months ended September 30, 1996.

         Net income.  Net income for the three months ended
September 30,
1997 was $1.5 million compared to net income of $400,000 for the three months ended September 30, 1996, an increase of approximately $1.1 million, or 275.0 percent.

Nine Months Ended September 30, 1997 Compared With September 30,
1996

         Revenues.  Total revenues for the nine months ended
September 30,
1997 were $52.3 million compared to $33.1 million for the nine months ended
September 30, 1996, an increase of approximately $19.2 million, or
58.0
percent.  Such increase was a result of increased drilling revenues and oil
and gas sales. Drilling revenues for the nine months ended
September 30, 1997
were  $24.5 million compared to $13.7 million for the nine months ended
September 30, 1996, an increase of approximately $10.8 million, or
78.8
percent. Such increase resulted from higher volumes of drilling and completion activities, due to increased levels of drilling partnership-related financing. Oil and gas sales for the nine months ended
September 30, 1997 were $23.7 million compared to $16.1 million for the nine
months ended September 30, 1996, an increase of approximately $7.6 million,
or 47.2 percent.  Such increase was due primarily to natural gas marketing
activities, which accounted for $7.1 million of the increase.
Increased
natural gas production was offset in part by lower average sales prices from
the Company's producing properties.  Well operations and pipeline income for
the nine months ended September 30, 1997 were $3.4 million compared to $2.9
million for the nine months ended September 30, 1996, an increase of
approximately $500,000, or 17.2 percent.  Such increase resulted from an
increase in the number of wells operated by the Company.  Other income for
the nine months ended September 30, 1997 was $666,000 compared to
$371,000
for the nine months ended September 30, 1996, an increase of approximately $295,000, or 79.5 percent. Such increase resulted from interest earned on higher average cash balances together with a gain on the sale of equipment.

         Costs and expenses.  Costs and expenses for the nine
months ended
September 30, 1997 were $45.1 million compared to $30.1 million for the nine
months ended September 30, 1996, an increase of approximately $15.0 million
or 49.8 percent.  Oil and gas well drilling operations costs for the nine
months ended September 30, 1997 were $19.6 million compared to
$11.2 million
for the nine months ended September 30, 1996, an increase of approximately
$8.4 million, or 75.0 percent.  Such increase resulted from
additional
expenses resulting from increased drilling activity.  Oil and gas purchases
and production costs for the nine months ended September 30, 1997 were $21.7
million compared to $15.0 million for the nine months ended
September 30,
1996, an increase of approximately $6.7 million, or 44.7 percent.
Such
increase was due primarily to purchases of natural gas for resale.
General
and administrative expenses for the nine months ended September 30,
1997
remained relatively constant at $1.7 million.

         Net income.  Net income for the nine months ended
September 30,
1997 was $5.4 million compared to net income of $2.4 for the nine months ended September 30, 1996, an increase of approximately $3.0 million, or 125.0 percent.

Liquidity and Capital Resources

         The Company funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships, and use of the
Company's credit facility. Operational cash flow is generated by sales of natural gas from the Company's well interests, well drilling and operating activities for the Company's investor partners, natural gas gathering and transportation, and natural gas marketing. Cash payments from Company-sponsored partnerships are used to drill and complete wells for the partnerships, with operating cash flow accruing to the Company to the extent payments exceed drilling costs. The Company utilizes its revolving credit arrangement to meet the cash flow requirements of its operating and investment activities.

         Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's natural gas sales prices are subject to increase and decrease based on various market-sensitive indices.
A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months.
The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activities. The Company utilizes commodity-based derivative instruments (natural gas futures contracts traded on the NYMEX) as hedges to manage a portion of its exposure to this price volatility. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three to twelve-month period. As of September 30, 1997, the Company had futures contracts for the sale of $4.6 million of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net loss of $81,400 at September 30,
1997.  The Company is required to maintain margin deposits
($489,300 as of
September 30, 1997) with brokers for outstanding futures contracts.

         On March 13, 1997, the Company amended and restated its bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, as its sole discretion, may increase the borrowing base to $20.0 million. As of September 30, 1997, the balance available under the line was $7.0 million. Interest accrues at prime, with
LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

         The Company closed its first public drilling partnership
of 1997 in
the second quarter and drilled the wells funded thereby in the second and
third quarters of 1997.  The Company closed its second public drilling
partnership of 1997 in September 1997 and plans to drill the wells funded
thereby during the remainder of 1997. The Company's first and second drilling
programs of 1997 closed with funding approximately 62 percent and
152
percent, respectively, higher than the first and second drilling programs of
1996. The Company expects to close two additional partnerships in 1997.
Typically, the last partnership closed during each year is the largest partnership of the year; the last partnership of 1996 raised $15.3 million.
The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20 percent of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

         On September 15 1997, the Company consummated a private offering of
Common Stock (the "Private Placement"), pursuant to which it issued and sold
500,000 shares at a price of $4.00 per share, and issued warrants for 125,000 shares of Common Stock exercisable during a two-year period ending
September
15, 1999 at an exercise price of $6.00 per share, resulting in proceeds to the Company of $2.0 million. No registration rights were granted in connection with the securities issued in the Private Placement.

         In September 1997, the Company was notified that it had submitted a successful bid for the acquisition of Columbia Gas Transmission Company's
Rimersburg natural gas gathering system, located in northern
Pennsylvania.
If consummated, this transaction would occur in early to mid-1998 and would add to the Company's existing natural gas gathering system 207 miles of pipeline located in an area contiguous to the Company's Pennsylvania drilling operations, at a cost to the Company of $1.4 million.

         On November 3, 1997, the Company completed a transaction for the public offering of 3,850,000 shares of its common stock, 3,500,000 shares of which are being issued and sold by the Company and 350,000 shares of which are being sold by certain stockholders of the Company, at a price to the public of $6.25 per share. The Company has granted the underwriters a 30-day option to purchase an additional 577,500 shares from the Company to cover over allotments, if any. Net proceeds to the Company of approximately $19.7 million from the sale of common stock will be used primarily to fund development drilling on new and existing properties, potential acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.

         The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and cost efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 128,
Earnings per
Share.  SFAS No. 128 supersedes APB Opinion No. 15, Earnings per
Share
("Opinion No. 15"), and requires the calculation and dual presentation of basic and diluted earnings per share ("EPS"), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December
15, 1997, earlier application is not permitted. Accordingly, EPS for the three- and nine-month periods ended September 30, 1997 and 1996 presented on the accompanying statements of income are calculated under the guidance of
Opinion 15.

         Under SFAS No. 128. basic EPS would have been $0.51 and
$0.22 and
diluted EPS would have been $0.44 and $0.20 per share for the nine months ended September 30, 1997 and 1996, respectively. Also under SFAS No. 128, basic EPS would have been $0.14 and $0.04 and diluted EPS would have been
$0.12 and $0.04 per share for the quarters ended September 30, 1997 and 1996, respectively.

         In June 1997, SFAS No. 130, "Reporting Comprehensive
Income," and
SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related
Information," were issued.   The Company will adopt these standards
in 1998.

                               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is party to various legal actions in the normal course of business which would not materially affect the Company's operations.

Item 4.  Submission of Matters to a Vote of Security Holders

             (a)  An annual meeting of the Registrant's
stockholders was held
                  on July 15, 1997.

             (c) The following matters were voted upon with the results as indicated below:

                  1)  1997 Incentive Stock Option Plan

                      Number of Votes Casted For - 5,809,723
                      Number of Votes Casted Against or Withheld -
628,090
                      Number of Abstentions - 68,771
                      Number of Broker Non-votes - 2,497,465

                  2)  Deferred 1995 Restricted Stock Grant

                      Number of Votes Casted For - 4,872,285
                      Number of Votes Casted Against or Withheld -
721,177
                      Number of Abstentions - 69,381
                      Number of Broker Non-votes - 3,341,206

                  3)  Ratification of Selection of KPMG Peat
Marwick as
                      Independent Accountants

                      Number of Votes Casted For - 8,919,437
                      Number of Votes Casted Against or Withheld -
60,855
                      Number of Abstentions - 23,757
                      Number of Broker Non-votes - None

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b)  On September 15, 1997 the Registrant filed a Form
8-K (Item
                  5) for a Private Placement of 500,000 shares of its common stock.

CONFORMED COPY

                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934
the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  Petroleum Development Corporation
                         (Registrant)




Date:    November 7, 1997                          /s/ Steven R.
Williams
                                                       Steven R.
Williams
                                                          President


Date:    November 7, 1997                          /s/ Dale G.
Rettinger
                                                       Dale G.
Rettinger
                                                       Executive
Vice President
                                                       and
Treasurer