Form 10-K
period 1997-12-31
PETROLEUM DEVELOPMENT CORP
filed 1998-03-18
CIK 77877

CONFORMED COPY

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1998, 15,245,758 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $75,458,012 (based on the last traded price of $5.875).

                    DOCUMENTS INCORPORATED BY REFERENCE
Document                                          Form 10-K Part III
Proxy                                             Items 11 and 12

                                 PART I
Item 1.  Business

     The Company is a regional independent energy company engaged primarily in the development, production and marketing of natural gas. The Company has grown primarily through increased drilling and development activities, the acquisition and subsequent development of natural gas producing wells and the expansion of its natural gas marketing activities. As of December 31, 1997, the Company operated approximately 1,281 wells located in the Appalachian and Michigan Basins, and had net proved reserves of 57.2 Bcf of natural gas. The Company's wells currently produce an aggregate of approximately 22,000 Mcf of natural gas per day, of which the Company's share is approximately 5,100 Mcf.

     The majority of the wells operated by the Company are located in the West Virginia and Pennsylvania portions of the Appalachian Basin. The Appalachian Basin is characterized by shallow developmental wells, which generally have provided highly predictable drilling success rates. In addition, because wells drilled in the Appalachian Basin are closer to the large demand centers for natural gas in the northeastern United States, natural gas from this area typically has commanded a price premium relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. In 1997, the Company commenced drilling in the Antrim shale formation of the Michigan Basin, and, through December 31, 1997, had drilled 36 wells in this location. In addition to its drilling activities, from time to time the Company purchases natural gas producing properties. For example, in July 1996, the Company purchased 188 wells located in West Virginia from Angerman Associates, Inc.

     In April 1996, the Company acquired Riley Natural Gas (RNG), an Appalachian Basin natural gas marketing company, which aggregates and resells natural gas developed by the Company and other producers. This acquisition allowed the Company to diversify its operations beyond natural gas drilling and production. RNG has established relationships with many of the small natural gas producers in the Appalachian Basin and has significant expertise in the natural gas end-user market. In addition, RNG has extensive experience in the use of hedging strategies, which the Company utilizes to reduce the financial impact on the Company of changes in the price of natural gas.

     Since 1984, the Company has sponsored limited partnerships formed to engage in drilling operations. The Company typically retains a 20% ownership interest in these drilling limited partnerships. In 1997, the Company raised $35.5 million through four public drilling partnerships, making it the sponsor of the largest public oil and gas partnership program in the United States in that year. The drilling programs have provided the Company with access to the capital resources necessary to expand its drilling opportunities and to maintain the infrastructure necessary to support such activities.

Industry Overview

     Natural gas is the second largest energy source in the United States, after liquid petroleum. The 22.5 Tcf of natural gas consumed in 1996 represented approximately 24% of the total energy used in the United States. Natural gas is consumed in the United States as follows: 46% by industrial end-users as feedstock for products such as plastic and fertilizer or as the energy source for producing products such as glass; 24% and 15% by residential and commercial end-users, respectively, for uses including heating, cooling and cooking; 12.5% by utilities for the generation of electricity; and the remainder for transportation purposes.

     The Company believes that the market for natural gas will grow in the future. The demand for natural gas has increased due to four main factors:

       Efficiency. Relative to other energy sources, natural gas losses during transportation from source to destination are slight, averaging only about 9% of the natural gas energy.

       Environmentally favorable. Natural gas is the cleanest and most environmentally safe of the fossil fuels.

       Safety. The delivery of natural gas is among the safest means of distributing energy to customers, as the natural gas transmission system is fixed and is located underground.

       Price. The deregulation of the natural gas industry and a favorable regulatory environment have resulted in end-users' ability to purchase natural gas on a competitive basis from a greater variety of sources.

The Company believes that the foregoing factors, together with the increased availability of natural gas as a form of energy for residential, commercial and industrial uses, should increase the demand for natural gas as well as create new markets for natural gas.

     As local supplies of natural gas are inadequate to meet demand, the West Coast and the Northeast import natural gas from producing areas via interstate natural gas pipelines. The cost of transporting natural gas from the major producing areas to markets creates a price advantage for production located closer to the consuming region. Appalachian Basin natural gas production enjoys two advantageous factors affecting price. First, the Appalachian Basin is characterized by shallow development gas wells that generally have provided highly predictable drilling success rates of 90% to 92%, which permits a more basic approach to drilling based on the geology unique to the area. Also, the natural gas industry in the Appalachian Basin benefits from its proximity to the northeastern United States.

     In the early 1980's, natural gas companies began exploiting the northern portion of Michigan's lower peninsula, when certain favorable tax credits for natural gas development were enacted. The result of such development was new advances in drilling technology, which made natural gas drilling in this area profitable even after the expiration of these tax credits. In Michigan's lower peninsula, there is an abundance of shallow Antrim gas shale, which should provide significant reserves per well drilled. Additionally, this area is close to certain end-user markets, which should provide favorable premiums. With a current productive area of nearly 2.5 million acres, Michigan is one of the most active areas for natural gas drilling in the United States.

Business Strategy

     The Company's objective is to expand its natural gas reserves, production and revenues through a strategy that includes the following key elements:

     Expand drilling operations. The Company has had one of the most active drilling programs in the Northeast in the 1990's and will seek to continue to build on the experience developed in drilling more than 550 shallow natural gas wells since 1992. The Company drilled 168 wells in 1997, compared to 97 for the year of 1996. The Company believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 1997, the Company had 61,850 net undeveloped acres in the Michigan Basin and 51,000 net undeveloped acres in the Appalachian Basin. As drilling activity increases, the Company benefits as its fixed costs may be spread over a larger number of wells.

     Acquire producing properties. The Company's acquisition efforts are focused on properties that fit well within existing operations or that help to build critical mass in areas where the Company is establishing new operations. Acquisitions will likely offer economies in management and administration, and therefore the Company believes that it will be able to acquire more producing wells without incurring substantial increases in its costs of operations.

     Pursue geographic expansion. The Company has a proven ability to drill and operate shallow natural gas wells successfully. There are a number of areas outside the Appalachian Basin where drilling and operating characteristics are similar to those in Appalachia. For example, in 1996, the Company has expanded into the Michigan Basin, which permits the Company to leverage its expertise developed in the Appalachian Basin because of the similarities in methods of drilling, depth, equipment and operations. Moreover, expected reserves and production levels of two to three times that of Appalachian levels for a similar investment should more than offset higher expected operating costs. The Company will continue to evaluate opportunities to expand geographically on an ongoing basis.

     Reduce risks inherent in natural gas development and marketing. An integral part of the Company's strategy has been and will continue to be to concentrate on shallow development, (rather than exploratory) drilling, and geographical diversification to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling and is likely to generate cash returns more quickly. The focus on shallow wells builds on the Company's knowledge and experience, and also provides greater investment diversification than an equal investment in a smaller number of deeper and/or more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area. The Company believes that, as natural gas markets are deregulated, successful natural gas marketing is essential to profitable operations. To further this goal, the Company acquired RNG, an experienced Appalachian Basin natural gas marketer in 1996. The Company intends to continue to expand its marketing capacity to keep pace with the changing natural gas industry.

     Expand strategic relationships. By managing drilling programs for itself and other investors, the Company is able to share administrative, overhead and other costs with its partners, reducing costs for both. The Company also is able to maintain a larger and more capable geology and engineering staff than would be possible without partners. Other benefits from these associations include greater buying power for drilling services and materials, larger amounts of natural gas available to market, profits to the Company from drilling and operating wells for partners, and greater awareness of the Company in the investment community.

Exploration and Development Activities

     The Company's development activities focus on the identification and drilling of new productive wells and the acquisition of existing producing wells from other producers.

Prospect Generation

     The Company's staff of professional geologists is responsible for identifying areas with potential for economic production of natural gas. The Company's team of professional geologists has decades of experience drilling successful, economically feasible natural gas wells. The geological team utilizes results from logs and other tools to evaluate existing wells and to predict the location of attractive new gas reserves. To further this process, the Company has collected and continues to collect logs, core data, production information and other raw data available from state and private agencies, other companies and individuals actively drilling in the regions being evaluated. From this information the geologists develop models of the subsurface structures and stratigraphy that are used to predict areas with above-average prospects for economic development.

     On the basis of these models, the geologists instruct the Company's land department to obtain available natural gas leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, the Company pays a lease bonus and annual rental payments, converting, upon initiation of production, to a 12.5% royalty on gross production revenue in return for obtaining the leases. In some instances of particularly attractive properties, additional overriding royalty payments may be made to third parties or royalty owners. As of December 31, 1997, the Company had a total leasehold inventory of approximately 183,170 gross acres and 178,220 net acres. See--"Properties--Natural Gas Leases."

Drilling Activities

     When prospects have been identified and leased, the Company develops these properties by drilling wells. In 1997, the Company drilled a total of 168 wells, of which 10 were dry holes. Typically, the Company will act as driller-operator for these prospects, entering into contracts with partnerships, including Company-sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. See "Financing of Drilling Activities."

     Much of the work associated with drilling, completing and connecting wells, including drilling, fracturing, logging and pipeline construction, is performed by subcontractors specializing in those operations, as is common in the industry. A large part of the material and services used by the Company in the development process is acquired through competitive bidding by approved vendors. The Company also directly negotiates rates and costs for services and supplies when conditions indicate that such an approach is warranted. As the prices paid to the Company by its investor partners for the Company's services are frequently fixed before the wells are drilled or are determined solely on the well depth, the Company is subject to the risk that prices of goods or services used in the development process could increase, rendering its contracts with its investor partners less profitable or unprofitable. In addition, problems encountered in the process can substantially increase development costs, sometimes without recourse for the Company to recover its costs from its partners. To minimize these risks, the Company seeks to lock in its development costs in advance of drilling and, when possible, at the time of negotiation and execution of its investor partnership agreements.

Acquisitions of Producing Properties

     In addition to drilling new wells, the Company continues to pursue opportunities to purchase existing producing wells from other producers and greater ownership interests in the wells it operates. Generally, outside interests purchased include a majority interest in the wells and well operations.

     In 1994, the Company purchased approximately 53 wells from Chesterfield Energy Corporation. The wells, located in Boone County, West Virginia added more than two Bcf of proved producing reserves. In 1996, the Company purchased approximately 188 producing wells from Angerman Associates, Inc. The wells, located primarily in Gilmer County, West Virginia, added more than four Bcf of proved producing reserves at December 31, 1996, in addition to several proved undeveloped locations.

Production

     The following table shows the Company's net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last five years.

                             Year Ended December 31,
                          1997    1996    1995     1994     1993

Production(1):
 Oil(MBbls)                 9         7     11      11       10
 Natural Gas (MMcf)     1,810     1,495  1,336   1,195      965
 Equivalent MMcfs(2)    1,864     1,537  1,402   1,261    1,025
Average sales price:
 Oil (per Bbl)         $16.10    $16.35 $15.80 $14,.41   $16.62
 Natural gas (per Mcf)  $2.88     $3.04  $1.75   $2.01    $2.24
Average production cost
  (lifting cost) per
 equivalent Mcf(3)      $0.65     $0.63  $0.53   $0.58    $0.57

----------
[FN]
(1) Production as shown in the table is net to the Company and is determined by multiplying the gross production volume of properties in which the Company has an interest by the percentage of the leasehold or other property interest owned by the Company.

(2) A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one barrel of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcfs of natural gas.

(3) Production costs represent oil and gas operating expenses as reflected in the financial statements of the Company.

Well Operations

     The Company currently operates approximately 1,190 natural gas wells in the Appalachian Basin and 33 natural gas wells in the Michigan Basin. The Company also operates 58 oil wells in the Appalachian Basin. The Company's ownership interest in these wells ranges from 0% to 100%, and, on average, the Company has an approximate 40% ownership interest in the wells it operates. Currently these wells produce an aggregate of about 22,000 Mcf of natural gas per day, including the Company's share of 5,100 Mcf per day.

     The Company is paid a monthly operating charge for each well it operates. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, insurance and other recurring costs. The Company may also receive additional compensation for special non-recurring activities, such as reworks and recompletions.

Transportation

     Natural gas wells are connected by pipelines to natural gas markets. Over the years, the Company has developed extensive gathering systems in its areas of operations. The Company also continues to construct new trunklines as necessary to provide for the marketing of natural gas being developed from new areas and to enhance or maintain its existing systems. The Company is paid a transportation fee for natural gas that is moved by other producers through these pipeline systems. In many cases the Company has been able to receive higher natural gas prices as a result of its ability to move natural gas to more attractive markets through this pipeline system, to the benefit of both the Company and its investor partners.

     The Company has an Ohio subsidiary, Paramount Natural Gas Company ("PNG"), which commenced operations in October 1992 as a regulated Ohio distribution utility. As a utility, PNG has been able to connect new customers, and the Company is able to compete for the natural gas markets of these customers by transporting natural gas through the PNG system. The majority of PNG's throughput is attributable to natural gas transported for the Company and industrial customers for a transportation tariff, with the balance being sales to residential, commercial and industrial customers.

     In September 1997, the Company was notified that it had submitted a successful bid for the acquisition of Columbia Gas Transmission Company's Rimersburg natural gas gathering system, located in northern Pennsylvania. If consummated, this transaction would occur in early to mid-1998 and would add to the Company's existing natural gas gathering system 207 miles of pipeline located in an area contiguous to the Company's Pennsylvania drilling operations, at a cost to the Company of $1.4 million. The Company believes that the advantage of such acquisition would be to improve its natural gas gathering network at low cost to the Company, as current operating personnel would be used to manage the additional pipeline. The Company has conditioned the consummation of the transaction on numerous factors, including an environmental audit, resolution of any environmental problems revealed in such audit, transfer of natural gas gathering agreements from Columbia Gas Transmission Company to the Company and FERC approval. No assurance can be given that the Company will consummate this transaction.

Item 2. Properties

Drilling Activity

     The following table summarizes the Company's development drilling activity for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. The Company's exploratory wells drilled in the past five years consist of three dry holes (0.75 net) drilled in 1993.

                             Development Wells Drilled

                         Total          Productive Gas        Dry
                     Drilled  Net      Drilled   Net    Drilled  Net

     1993              56    10.00      49       8.75      7    1.25
     1994              75    13.76      71      13.00      4     .76
     1995              72    13.40      64      11.80      8    1.60
     1996              97    17.44      92      16.46      5     .98
     1997             168    40.72     158      38.00     10    2.72
          Total       468    95.32     434      88.01     34    7.31

Summary of Productive Wells

The table below shows the number of the Company's productive gross and net wells at December 31, 1997.

                                         WELLS
                                Gas                 Oil
Location               Gross          Net    Gross       Net
Michigan                  33        14.90       -        -
Ohio                      16         5.50       9        2.03
Pennsylvania             211        44.65       -        -
Tennessee                  1         0.57      39       15.50
West Virginia            962       417.45      10        4.46
   Total               1,223       483.07      58       21.99

Reserves

      All of the Company's oil and natural gas reserves are located in the United States. The Company's approximate net proved reserves were estimated by Wright & Company, Inc. independent petroleum engineers ("Wright & Company"), for 1997 and 1996 and by the Company's petroleum engineers for 1995 to be 57,243,000 Mcf of natural gas and 45,000 Bbls of oil at December 31, 1997; 43,312,000 Mcf of natural gas and 81,000 Bbls of oil at December 31, 1996; and 33,829,000 Mcf of natural gas and 140,000 Bbls of oil at December 31, 1995.

      The Company's approximate net proved developed reserves were estimated, by Wright & Company for 1997 and 1996 and by the Company's petroleum engineers for 1995 to be 42,411,000 Mcf of natural gas and 45,000 Bbls of oil at December 31, 1997; 35,516,000 Mcf of natural gas and 81,000 Bbls of oil at December 31, 1996; and 29,326,000 Mcf of natural gas and 140,000 Bbls of oil at December 31, 1995.

      No major discovery or other favorable or adverse event that would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1997. Reserves cannot be measured exactly, as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

      The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated, by the Company's petroleum engineers in 1995 and by Wright & Company in 1996 and 1997, to be $27.9 million as of December 31, 1997, $34.3 million as of December 31, 1996, and $21.1 million as of December 31, 1995. These amounts are based
on year-end prices at the respective dates.   The values expressed are
estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

Net Proved Natural Gas and Oil Reserves

      The proved reserves of natural gas and oil of the Company as estimated by Wright & Company at December 31, 1997 are set forth below. These reserves have been prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 1997 to December 31, 1997, all of which arc located within the United States, is shown below:

                                               Natural Gas (Mcf)

 Proved developed and undeveloped reserves:
 Beginning of year (January 1, 1997)                 43,312,000
 Revisions of previous estimates                        875,000
 Beginning of year as revised                        44,187,000
 New discoveries and extensions                       2,489,000
 Dispositions                                               -
 Acquisitions, net of sales to partnerships          12,377,000
 Production                                          (1,810,000)
 End of period (December 31, 1997)                   57,243,000

 Proved developed reserves:
 Beginning of year (January 1, 1997)                 35,516,000
 End of period (December 31, 1997)                   42,411,000

                                                      Oil (Bbls)
Proved developed and undeveloped reserves:
Beginning of year (January 1, 1997)                      81,000
Revisions of previous estimates                         (27,000)
Beginning of year as revised                             54,000
Dispositions                                                -
Acquisitions                                                -
Production                                               (9,000)
End of period (December 31, 1997)                        45,000

Proved developed reserves:
Beginning of year (January 1, 1997)                      81,000
End of period (December 31, 1997)                        45,000

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Natural Gas and Oil Reserves

      Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves. Future cash inflows are computed by applying year-end prices of natural gas and oil relating to the Company's proved reserves to year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at December 31, 1997 to the future pretax net cash flows, less the tax basis of the properties, and gives effect to permanent differences, tax credits and allowances related to the properties.

                                               December 31, 1997

Future estimated cash flows                        $159,618,000
Future estimated production and development costs   (69,265,000)
Future estimated income tax expense                 (20,781,000)
Future net cash flows                                69,572,000
10% annual discount for estimated
 timing of cash flows                               (41,636,000)
Standardized measure of discounted
 future estimated net cash flows                   $ 27,936,000

      The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows from January 1, 1997 through December 31, 1997:

 Sales of oil and natural gas production,
  net of production costs                          $ (4,158,000)
 Net changes in prices and production costs         (63,573,000)
 Extensions, discoveries and improved recovery,
  less related cost                                   3,705,000
 Acquisitions, net of sales to partnerships          13,299,000
 Development costs incurred during the period         9,863,000
 Revisions of previous quantity estimates             2,332,000
 Changes in estimated income taxes                   12,718,000
 Accretion of discount                               24,597,000
 Other                                               (5,109,000)
                                                   $ (6,326,000)

      The foregoing data should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves, as the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision, and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods and the limitations inherent therein.

      Substantially all of the Company's natural gas and oil reserves have been mortgaged or pledged as security for bank loans to the Company. See
Note 3 of Notes to Consolidated Financial Statements.

Natural Gas Leases

      The following table sets forth, as of December 31, 1997, the acres of developed and undeveloped natural gas and oil properties in which the Company had an interest, listed alphabetically by state.

                       Developed         Undeveloped
                        Acreage           Acreage
                     Gross    Net      Gross   Net
      Michigan      9,700    9,400   63,700  61,850
      Ohio            770      770    1,300   1,300
      Pennsylvania  2,100    2,100   17,700  17,700
      Tennessee     3,600    3,600     -       -
      West Virginia50,100   49,500   34,200  32,000
      Total        66,270   65,370  116,900 112,850

Title to Properties

      The Company believes that it holds good and indefeasible title to its properties, in accordance with standards generally accepted in the natural gas industry, subject to such exceptions stated in the opinion of counsel employed in the various areas in which the Company conducts its exploration activities, which exceptions, in the Company's judgment, do not detract substantially from the use of such property. As is customary in the natural gas industry, only a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, an extensive title examination is conducted and curative work is performed with respect to defects which the Company deems to be significant. A title examination has been performed with respect to substantially all of the Company's producing properties. No single property owned by the Company represents a material portion of the Company's holdings. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

      The properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties are also subject to burdens such as liens incident to operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of the properties.

Natural Gas Sales

      Natural gas is sold by the Company under contracts with terms ranging from one month to three years. Virtually all of the Company's contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, the Company's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Company believes that the pricing provisions of its natural gas contracts are customary in the industry.

      The Company sells its natural gas to industrial end-users and utilities. One customer, Hope Gas, Inc., a regulated public utility ("Hope Gas"), accounted for 26.6% of the Company's revenues from oil and gas sales (12.0% of total revenues) in 1997; 30.7% of the Company's revenues from oil and gas sales (16.1% of total revenues) in 1996 and 39.7% of the Company's revenues from oil and gas sales (7.4% of total revenues) in 1995. The Company and Hope Gas are parties to a Pipeline Purchase Agreement, which expires on May 31, 1999, pursuant to which agreement the Company must deliver to Hope Gas, upon demand, minimum quantities of natural gas (4,500 dth per day delivered directly to Hope Gas's pipelines and 11,000 dth per day for total deliveries including both direct and transferred volumes). The Company and Hope Gas are also parties to a Master Gas Purchase Agreement, which expires on May 31, 1999, pursuant to which the Company must offer to Hope Gas all volumes of natural gas available at specific points of delivery, up to the minimum delivery requirements of the Pipeline Purchase Agreement. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's total revenues during 1997, 1996 or 1995.

      At December 31, 1997, natural gas produced by the Company sold at prices per Mcf ranging from $1.72 to $4.42, depending upon well location, the date of the sales contract and whether the natural gas was sold in interstate or intrastate commerce. The weighted net average price of natural gas sold by the Company during 1997 was $2.88 per Mcf.

      In general, the Company, together with its marketing subsidiary, RNG, has been and expects to continue to be able to produce and sell natural gas from its wells without curtailment by providing natural gas to purchasers at competitive prices. Open access transportation on the country's interstate pipeline system has greatly increased the range of potential markets. Whenever feasible the Company allows for multiple market possibilities from each of its gathering systems, while seeking the best available market for its natural gas at any point in time.

Natural Gas Marketing

      The Company's natural gas marketing activities involve the aggregation and reselling of natural gas produced by the Company and others. The Company believes that, as natural gas markets are deregulated, successful natural gas marketing is essential to profitable operations. A variety of factors affect the market for natural gas, including the availability of other domestic production, natural gas imports, the availability and price of alterative fuels, the proximity and capacity of natural gas pipelines, general fluctuations in the supply and demand for natural gas and the effects of state and federal regulations on natural gas production and sales. The natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

      In 1996, the Company acquired RNG, an Appalachian Basin natural gas marketing company that specializes in the acquisition and aggregation of Appalachian Basin gas production. The owner/managers and employees of RNG joined the Company, and RNG's operations were relocated to the Company's headquarters. RNG markets natural gas produced by the Company and also purchases natural gas from other producers and resells to utilities, end users or other marketers. The employees of RNG have extensive knowledge of the natural gas market in the Appalachian region. Such knowledge should assist the Company in maximizing its prices as it markets natural gas from Company-operated wells. RNG and its management also bring to the Company specific knowledge and relationships with many producers in the Appalachian Basin region. Paramount Transmission Corporation ("PTC"), an

Ohio subsidiary of the Company, focuses its efforts on the marketing of Ohio natural gas production to commercial and industrial end-users.

      In West Virginia, Pennsylvania and Michigan, the Company markets natural gas from its own wells and wells operated for its investment partnerships as a part of the services provided under the basic monthly operating charge. The gas is marketed to natural gas utilities, pipelines and industrial and commercial customers, either directly through the Company's gathering system, or utilizing transportation services provided by regulated interstate pipeline companies.

Hedging Activities

      The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price volatility stemming from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three- to twelve-month period. Company policy prohibits the use of natural gas futures for speculative purposes and permits utilization of hedges only if there is an underlying physical position.

      The Company has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Company's share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limit upside potential.

      Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market. The Company continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Company may also close out any portion of hedges that may exist from time to time. As of December 31, 1997, there were 198 existing hedge positions. Total natural gas purchased and sold under hedging arrangements during the year ended December 31, 1997 was 4,000,000 MMbtu. Under such hedging arrangements, the Company realized a loss of $390,300 for the year ended December 31, 1997.

Financing of Drilling Activities

      The Company conducts development drilling activities for its own account and for other investors. In 1984, the Company began sponsoring private drilling limited partnerships, and, in 1989, the Company began to register the partnership interests offered under public drilling programs with the SEC. The Company's public partnerships had $35.5 million in subscriptions in 1997. Funds received pursuant to drilling contracts were $25.5 million in 1996 and $13.6 million in 1995. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received. Most of the Company's drilling and development funds now are received from partnerships in which the Company serves as managing general partner. However, because wells produce for a number of years, the Company continues to serve as operator for a large number of unaffiliated parties. In addition to the partnership structure, the Company also utilizes joint venture arrangements for financing drilling activities.

      The financing process begins when the Company enters into a development agreement with an investor partner, pursuant to which the Company agrees to assign its rights in the property to be drilled to the partnership or other entity. The partnership or other entity thereby becomes owner of a working interest in the property.

       The Company's development contracts with its investor partners have historically taken many different forms. Generally the agreements can be classified as on a "footage-based" rate, whereby the Company receives drilling and completion payments based on the depth of the well; "cost-plus," in which the Company is reimbursed for its actual cost of drilling plus some additional amount for overhead and profit; or "turnkey," in which a specified amount is paid for drilling and another amount for completion. As part of the compensation for its services, the Company also has received some interest in the production from the well in the form of an overriding royalty interest, working interest or other proportionate share of revenue or profits. Often the Company's development contracts provide for a combination of several of the foregoing payment options. Basic drilling and completion operations are performed on a footage-based rate, with leases and gathering pipelines being contributed at Company cost. The Company also purchases a working interest in the subject properties.

      The level of the Company's drilling and development activity is dependent upon the amount of subscriptions in its public drilling partnerships and investments from other partnerships or other joint venture partners. The use of partnerships and similar financing structures enables the Company to diversify its holdings, thereby reducing the risks to its development investments. Additionally, the Company benefits through such arrangements by its receipt of fees for its management services and/or through an increased share in the revenues produced by the developed properties. The Company believes that investments in drilling activities, whether through Company-sponsored partnerships or other sources, are influenced in part by the favorable treatment that such investments enjoy under the federal income tax laws. No assurance can be given that the Company will continue to have access to funds generated through these financing vehicles.

Oil Production

      Before 1980, the Company generated a significant portion of its revenues from oil production. However, the Company made a strategic decision to concentrate its development efforts on natural gas production and most of the Company's current oil production is associated with natural gas production. The Company does not believe its current production of oil, from wells located in Tennessee, Ohio and West Virginia, to be material, as its share of oil production has declined to about 9,000 barrels per year. The Company is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Company does not refine any of its oil production. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements which are customary in the oil industry. No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 1997, 1996 or 1995.
At December 31, 1997, oil produced by the Company sold at prices ranging from $14.25 to $15.50 per barrel, depending upon the location and quality of oil. In 1997, the weighted net average price per barrel of oil sold by the Company was $16.10.

      Oil production is subject to many of the same operating hazards and environmental concerns as natural gas production, but is also subject to the risk of oil spills. Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to procure and implement spill prevention, control, counter-measures and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from oil spills. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Operations of the Company are also subject to the Federal Clean Water Act and analogous state laws relating to the control of water pollution, which laws provide varying civil and criminal penalties and liabilities for release of petroleum or its derivatives into surface waters or into the ground.

Governmental Regulation

      The Company's business and the natural gas industry in general are heavily regulated. The availability of a ready market for natural gas production depends on several factors beyond the Company's control. These factors include regulation of natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production, the amount of natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas, protect rights to produce natural gas between owners in a common reservoir, control the amount of natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. The Company takes the steps necessary to comply with applicable regulations both on its own behalf and as part of the services it provides to its investor partnerships. The Company believes that it is in substantial compliance with such statutes, rules, regulations and governmental orders, although there can be no assurance that this is or will remain the case. The following discussion of the regulation of the United States natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Company's operations may be subject.

Regulation of Natural Gas Exploration and Production

      The Company's natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, the Company must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, and such regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells, which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the natural gas industry increases the Company's costs of doing business and, consequently, affects its profitability. In as much as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

Regulation of Sales and Transportation of Natural Gas

      Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The Natural Gas Wellhead Decontrol Act (the "Decontrol Act") removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could reenact price controls in the future.

      The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No.636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No.636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas suppliers. In many instances, the result of Order No.636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Another effect of regulatory restructuring is the greater transportation access available on interstate pipelines. In some cases, producers and marketers have benefitted from this availability. However, competition among suppliers has greatly increased and traditional long-term producer-pipeline contracts are rare. Furthermore, gathering facilities of interstate pipelines are no longer regulated by FERC, thus allowing gatherers to charge higher gathering rates.

      Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue. The Company cannot determine to what extent future operations and earnings of the Company will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Environmental Regulations

      The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of the Company could he adversely affected.

      The Company generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

      The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company believes that it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

      CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

      The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

      The Company's expenses relating to preserving the environment during 1997 were not significant in relation to operating costs and the Company expects no material change in 1998. Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's business, financial condition or results of operations.

      As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations. For example, during 1997, the Company was one of the most active drilling companies in West Virginia. Even with this level of activity, the Company was able to maintain a high level of environmental sensitivity. During the 1990's, the Company has been a four-time recipient of the West Virginia Department of Environmental Protection's top award in recognition of the quality of the Company's environmental and reclamation work in its drilling activities.

Utility Regulation

      PNG, which is an Ohio public utility, is subject to regulation by the Public Utilities Commission of Ohio in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues.

Operating Hazards and Insurance

      The Company's exploration and production operations include a variety of operating risks, including the risk of fire, explosions, blowouts, craterings, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as gas leaks, ruptures and discharges of toxic gas, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's pipeline, gathering and distribution operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, and surrounding properties caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

      Any significant problems related to its facilities could adversely affect the Company's ability to conduct its operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant event not fully insured against could materially adversely affect the Company's operations and financial condition. The Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

Competition

      The Company believes that its exploration, drilling and production capabilities and the experience of its management generally enable it to compete effectively. The Company encounters competition from numerous other natural gas companies, drilling and income programs and partnerships in all areas of its operations, including drilling and marketing natural gas and obtaining desirable natural gas leases. Many of these competitors possess larger staffs and greater financial resources than the Company, which may enable them to identify and acquire desirable producing properties and drilling prospects more economically. The Company's ability to explore for natural gas prospects and to acquire additional properties in the future depends upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The Company competes with a number of other companies which offer interests in drilling partnerships with a wide range of investment objectives and program structures. Competition for investment capital for both public and private drilling programs is intense. The Company also faces intense competition in the marketing of natural gas from competitors including other producers as well as marketing companies. Also, international developments and the possible improved economics of domestic natural gas exploration may influence other oil companies to increase their domestic natural gas exploration. Furthermore, competition among natural gas companies for favorable natural gas prospects can be expected to continue, and it is anticipated that the cost of acquiring natural gas properties may increase in the future. Factors affecting competition in the natural gas industry include price, location, availability, quality and volume of natural gas. The Company believes that it can compete effectively in the natural gas industry on each of the foregoing factors, due to the location of its wells near the large demand centers for natural gas located in the northeastern United States and the price premiums generally available for Appalachian Basin natural gas, the quality and availability of the natural gas the Company produces, the proximity of its wells to transportation and the significant volume of natural gas produced by the Company on a daily basis. Nevertheless, the Company's business, financial condition or results of operations could be materially adversely affected by competition.

Employees

      As of December 31, 1997, the Company had 75 employees, including 12 in finance, seven in administration, 13 in exploration and development, 37 in production and six in natural gas marketing. The Company's engineers, supervisors and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, the Company retains subcontractors to perform drilling, fracturing, logging, and pipeline construction functions at drilling sites. The Company's employees act as supervisors of the subcontractors.

      The Company's employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Facilities

      The Company owns and occupies three buildings in Bridgeport, West Virginia, two of which serve as the Company's headquarters and one which serves as a field operating site. The Company also owns a field operating building in Gilmer County, West Virginia. The Company believes that its current facilities are sufficient for its current and anticipated operations.

Item 3. Legal Proceedings

      From time to time the Company is a party to various legal proceedings in the ordinary course of business. The Company is not currently a party to any litigation that it believes would materially affect the Company's business, financial condition or results of operations.

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

                                          High        Low

            1996
            First Quarter                 2 1/8       1 5/16
            Second Quarter                2 13/16     1 7/8
            Third Quarter                 3 9/16      2 7/16
            Fourth Quarter                6 3/16      3 3/8

            1997
            First Quarter                  5 1/8      3 9/16
            Second Quarter                 5 5/16     2 7/8
            Third Quarter                 11 7/16     4 13/16
            Fourth Quarter                10 7/16     4 3/4

      As of December 31, 1997, there were approximately 1,758 record holders of the Company's common stock.

      The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6.  Selected Financial Data (1)

                                            Year Ended December 31,
                          1997       1996           1995           1994           1993
Revenues
 Oil and gas well
 drilling
 operations        $34,405,400   $18,698,200   $13,941,000    $15,190,200     $12,073,500
 Oil and gas sales  33,390,200    26,051,100     4,150,600      4,361,300       4,471,200
 Well operations
  income             4,509,300     3,928,800     3,750,900      3,730,300       3,843,100
 Other income        1,573,100       935,600       504,000        524,400          97,600
   Total           $73,878,000   $49,613,700   $22,346,500    $23,806,200     $20,485,400
Costs and Expenses
  (excluding
  interest and
  depreciation,
  depletion and
  amortization)    $61,219,600   $42,274,100   $18,042,300    $20,559,500     $17,116,700
Interest Expense   $   315,900   $   380,000   $   319,700    $   300,200     $    55,500
Depreciation,
 Depletion and
 Amortization      $ 2,660,300   $ 2,309,600   $ 2,152,100    $ 1,848,200     $ 1,717,400
Income before
 extraordinary
 item              $ 7,586,800   $ 3,549,400   $ 1,481,500    $   921,600     $ 1,320,800
Extraordinary item
 net of income
 taxes                    -            -             -              -             269,000

Net Income         $ 7,586,800   $ 3,549,400   $ 1,481,500    $   921,600     $ 1,589,800

Basic earnings
 per common share

Income before
 extraordinary item     $ .67        $ .34           $ .13         $ .08          $ .13

Net income              $ .67        $ .34           $ .13         $ .08          $ .15

Diluted earnings
 per share

Income before
 extraordinary item     $ .61        $ .31           $ .13         $ .08          $ .11

Net income              $ .61        $ .31           $ .13         $ .08          $ .14

Average Common and
 Common Equivalent
 Shares Outstanding
 During the Year    12,540,165    11,542,315    11,611,164     12,115,612      11,604,332

                                                December 31,
                      1997          1996          1995             1994           1993
Total Assets       $98,411,600  $63,604,200    $40,620,100   $38,325,300      $36,412,900
Working Capital    $16,483,200  $(2,357,200)   $(1,519,700)  $(1,613,700)     $   289,000
Long-Term Debt,
 excluding current
 maturities        $      -     $ 5,320,000    $ 2,500,000   $ 3,100,000      $ 3,167,300
Stockholders'
 Equity            $55,766,100  $23,072,500    $19,920,900   $18,380,500      $17,235,700

(1) See Consolidated Financial Statements elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities
Litigation Reform Act of 1995

     Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K.

Results of Operations

Year Ended December 31, 1997 Compared with December 31, 1996

     Revenues. Total revenues for the year ended December 31, 1997 were $73.9 million compared to $49.6 million for the year ended December 31, 1996, an increase of approximately $24.3 million, or 49.0%. Drilling revenues for the year ended December 31, 1997 were $34.4 million compared to $18.7 for the year ended December 31, 1996, an increase of approximately $15.7 million, or 84.0%. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Oil and gas sales for the year ended December 31, 1997 were $33.4 million compared to $26.1 million for the year ended December 31, 1996, an increase of approximately $7.3 million, or 28.0%. Such increase was due primarily to the natural gas marketing activities of RNG, along with increased production from the Company's producing properties. This increase was offset in part by lower average sales prices from the Company's producing properties and decreased natural gas purchased for resale. Well operations and pipeline income for the year ended December 31, 1997 were $4.5 million compared to $3.9 million for the year ended December 31, 1996, an increase of approximately $600,000, or 15.4%. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the year ended December 31, 1997 was $1,573,000 compared to $936,000 for the year ended December 31, 1996, an increase of approximately $637,000 or 68.1%. Such increase was due to management fees earned on higher volumes of drilling partnerships, interest earned on higher average cash balances along with a gain on the sale of equipment.

     Costs and expenses. Costs and expenses for the year ended December 31, 1997 were $64.2 million compared to $45.0 million for the year ended December 31, 1996, an increase of approximately $19.2 million, or 42.7%.
Oil and gas well drilling operations costs for the year ended December 31, 1997 were $28.0 million compared to $15.8 million for the year ended December 31, 1996, an increase of approximately $12.2 million, or 77.2%.

Such increase resulted from additional expenses due to increased drilling activity. Oil and gas purchases and production costs for the year ended December 31, 1997 were $30.9 million compared to $24.2 million for the year ended December 31, 1996, an increase of approximately $6.7 million, or 27.7%. Such increase was due primarily to natural gas purchases by RNG for resale and offset partially by lower volumes of natural gas purchased for resale.

     Net income. Net income for the year ended December 31, 1997 was $7.6 million compared to $3.5 million for the year ended December 31, 1996, an increase of approximately $4.1 million, or 117.1%.

Year Ended December 31, 1996 Compared with December 31, 1995

     Revenues. Total revenues for the year ended December 31, 1996 were $49.6 million compared to $22.3 million for the year ended December 31, 1995, an increase of approximately $27.3 million, or 122.4%. Drilling revenues for the year ended December 31, 1996, were $18.7 million compared to $13.9 million for the year ended December 31, 1995, an increase of approximately $4.8 million, or 34.5%. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Oil and gas sales for year ended December 31, 1996 were $26.1 million compared to $4.2 million for the year ended December 31, 1995, an increase of approximately $21.9 million, or 521.4%. Such increase was due primarily to the natural gas marketing activities of RNG, along with increased production and higher average sales prices from the Company's producing properties and increased natural gas purchased for resale. Well operations and pipeline income for the year ended December 31, 1996 were $3.9 million compared to $3.7 million for the year ended December 31, 1995, an increase of approximately $200,000, or 5.4%. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the year ended December 31, 1996 was $936,000 compared to $504,000 for the year ended December 31, 1995, an increase of approximately $432,000, or 85.7%. Such increase was due to management fees earned on higher volumes of drilling partnerships.

     Costs and expenses. Costs and expenses for the year ended December 31, 1996 were $45.0 million compared to $20.5 million for the year ended December 31, 1995, an increase of approximately $24.5 million, or 119.5%. Oil and gas well drilling operations costs for the year ended December 31, 1996 were $15.8 million compared to $11.9 million for the year ended December 31, 1995, an increase of approximately $3.9 million, or 32.8%.
Such increase resulted from additional expenses resulting from increased drilling activity. Oil and gas purchases and production costs for the year ended December 31, 1996 were $24.2 million compared to $4.1 million for the year ended December 31, 1995, an increase of approximately $20.1 million, or 490.2%. Such increase was due primarily to natural gas purchases by RNG for resale and to a lesser extent higher volumes of natural gas purchased for resale at higher average prices. General and administrative expenses for the year ended December 31, 1996 were $2.3 million compared to $2.0 million for the year ended December 31, 1995, an increase of approximately $300,000, or 15.0%. Such increase was due to overall administrative costs and increased personnel costs and generally higher administrative overhead.

     Net income. Net income for the year ended December 31, 1996 was $3.5 million compared to $1.5 million for the year ended December 31, 1995, an increase of approximately $2.0 million, or 133.3%.

Year 2000 Issue

     The Company has assessed the extent of the Year 2000 Issues affecting the Company. The Company believes that the new computer system including operating software currently being installed along with modifications being made by the Company's computer technicians will address the dating system flaw inherent in most operating systems. The Company expects to be fully Year 2000 Compliant by the end of 1998. Management believes that cost to become Year 2000 Compliant is not material to the Company's financial position or results of operations.

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

     Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's natural gas sales prices are subject to increase and decrease based on various market-sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for the natural gas, which typically peaks during the winter months. The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activities. The Company utilizes commodity-based derivative instruments (natural gas futures contracts traded on the NYMEX) as hedges to manage a portion of its exposure to this price volatility. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three- to twelve-month period. As of December 31, 1997, the Company had futures contracts for the sale of $4.6 million of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $277,200 at December 31, 1997. The Company is required to maintain margin deposits ($926,100 as of December 31, 1997) with brokers for outstanding futures contracts.

     On March 13, 1997, the Company amended and restated its bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of December 31, 1997, no balance is outstanding on the line of credit. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

     The Company closed four public drilling partnerships during 1997. The total amount received during 1997 was $35.5 million compared to $24.6 million for 1996, an increase of $10.9 million or 44.3%. The Company closed a record drilling program on December 30, 1997 in the amount of $18.5 million and will drill the wells during the first quarter 1998. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

     In September 1997, the Company consummated a private offering of Common Stock (the "Private Placement"), pursuant to which it issued and sold 500,000 shares at a price of $4.00 per share, and issued warrants for 125,000 shares of Common Stock exercisable during a two-year period ending September 15, 1999 at an exercise price of $6.00 per share, resulting in proceeds to the Company of $2.0 million. No registration rights were granted in connection with the securities issued in the Private Placement.

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

     In November 1997, the Company completed a public offering of 4,077,500 shares of its common stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of common stock will be used primarily to fund development drilling on new and existing properties, potential acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.

     On February 19, 1998, the Company offered to purchase from the Investors their units of investment in the Company's Drilling Programs formed prior to 1993. The total of the offer if accepted by all of the approximately 3,500 investors would be approximately $9.9 million. The offer expires on March 31, 1998. The Company plans to utilize capital received from its Public Stock Offering (see Note 5) to fund this purchase obligation.

     The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standards

     During the fourth quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15. Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of basic and diluted earnings per share ("EPS"), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application was not permitted. The adoption of SFAS No. 128 did not have a material effect on the Company's EPS in 1997, 1996 or 1995.

     In June, 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, Disclosure about Segments of an Enterprise and Related
Information," were issued. The Company will adopt these standards in 1998. The Company does not believe adoption will have a material effect on the Company's financial statements and related disclosures.

                                 PART III

Item 8.   Financial Statements and Supplementary Data:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

Item 10. Directors and Executive Officers of the Company

Directors and Officers of the Company

     The directors and officers of the Company, their principal occupations for the past five years and additional information are set forth below:

 Name                   Age   Positions and Offices Held

 James N. Ryan          66    Chairman, Chief Executive Officer and Director
 Steven R. Williams     46    President and Director
 Dale G. Rettinger      53    Chief Financial Officer, Executive Vice
                               President, Treasurer and Director
 Ersel E. Morgan        54    Vice President of Production
 Thomas F. Riley        45    Vice President of Business Development
 Eric R. Stearns        39    Vice President of Exploration and Development
 Darwin L. Stump        42    Controller
 Roger J. Morgan        70    Secretary and Director
 Vincent F. D'Annunzio  45    Director
 Jeffrey C. Swoveland   42    Director

James N. Ryan served as President of the Company from 1969 to 1983 and has served as director of the Company since 1969. Mr. Ryan was elected Chairman and Chief Executive Officer of the Company in March 1983. Mr. Ryan focuses on capital formation through the Company's drilling partnerships.

Steven R. Williams has served as President and director of the Company since March 1983. Prior to joining the Company, Mr. Williams was employed by Exxon as an engineer from 1973 until 1979. A 1981 graduate of the Stanford Graduate School of Business, Mr. Williams was employed by Texas Oil and Gas Company as a financial analyst from 1981 until July 1982, when he joined Exco Enterprises as Manager of Operations, and served in that capacity until he joined the Company.

Dale G. Rettinger has served as Vice President and Treasurer of the Company since July 1980. Additionally, Mr. Rettinger has served as President of PDC Securities Incorporated since 1981. Mr. Rettinger was elected director in 1985 and appointed Chief Financial Officer in September 1997. Previously, Mr. Rettinger was a partner with KMG Main Hurdman, Certified Public Accountants, and served in that capacity from 1976 until he joined the Company.

Ersel E. Morgan has served as Vice President of Production of the Company since 1996. Prior to assuming this position, Mr. Morgan served as the Company's Manager of the Land and Operations groups from 1981 until 1993 and as Manager of Production of the Company from 1993 to 1996.

Thomas E. Riley has served as Vice President of Business Development of the Company since April 1996. Mr. Riley co-founded and has served as President of RNG since its inception in 1987 until the present. See "Certain Transactions."

Eric R. Stearns has served as Vice President of Exploration and Development of the Company since 1995. Mr. Stearns joined the Company in 1985 as a wellsite geologist and served as Manager of Geology from 1988 until 1995.

Darwin L. Stump has served as Controller of the Company since 1980. Previously, Mr. Stump was a senior accountant with Main Hurdman, Certified Public Accountants, having served in that capacity from 1977 until he joined the Company.

Roger J. Morgan, a director and Secretary of the Company since 1969, has been a member of the law firm of Young, Morgan & Cann, Clarksburg, West Virginia, for more than the past five years. Mr. Morgan is not active in the day-to-day business of the Company, but his law firm provides legal services to the Company.

Vincent F. D 'Annunzio, a director since February 1989, has for the past five years served as President of Beverage Distributors, Inc. located in Clarksburg, West Virginia. Mr. D'Annunzio serves as a director of Heritage Bank in Clarksburg, West Virginia.

Jeffrey C. Swoveland, a director since March 1991, has been employed by Equitable Resources, an oil and gas production, marketing and distribution company, since 1994 and presently serves as Treasurer. Mr. Swoveland previously served as Vice President and a lending officer with Mellon Bank, N.A. from July 1989 until 1994.

The Company's By-Laws provide that the directors of the Company shall be divided into three classes and that, at each annual meeting of stockholders of the Company, successors to the class of directors whose term expires at the annual meeting will be elected for a three-year term. The classes are staggered so that the term of one class expires each year. Mr. Ryan and Mr. D'Annunzio are members of the class whose term expires in 1998; Mr. Rettinger and Mr. Swoveland are members of the class whose term expires in 1999; and Mr Williams and Mr. Morgan are members of the class whose term expires in 2000. There is no family relationship between any director or executive officer and any other director or executive officer of the Company. There are no arrangements or understandings between any director or officer and any other person pursuant to which such person was selected as an officer.

Item 11.  Management Remuneration and Transactions

     There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 1998 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 1998 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1998.

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

             (3)  Exhibits:

                  See Exhibits Index on page E-1.

         (b) During the fourth quarter of 1997, the Company filed Form 8-K to report the private sale of 500,000 shares of common stock.

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


                                                March 17, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                     Title                       Date


/s/ James N. Ryan             Chairman, Chief Executive     March 17, 1998
James N. Ryan                 Officer and Director


/s/ Steven R. Williams        President and Director        March 17, 1998
Steven R. Williams


/s/ Dale G. Rettinger         Chief Financial Officer       March 17, 1998
Dale G. Rettinger             Executive Vice President,
                              Treasurer and Director
                              (principal financial and
                              accounting officer)


/s/ Roger J. Morgan           Secretary and Director        March 17, 1998
Roger J. Morgan

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

      Index to Financial Statements and Financial Statement Schedules






1.  Financial Statements:
      Independent Auditors' Report                               F-2
      Consolidated Balance Sheets - December 31, 1997 and 1996   F-3 & 4
      Consolidated Statements of Income - Years Ended
        December 31, 1997, 1996, and 1995                        F-5
      Consolidated Statements of Stockholders' Equity -
        Years Ended December 31, 1997, 1996, and 1995            F-6
      Consolidated Statements of Cash Flows -
        Years Ended December 31, 1997, 1996, and 1995            F-7
      Notes to Consolidated Financial Statements                 F-8 - 23


2.  Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts
        and Reserves                                             F-24

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                     KPMG PEAT MARWICK LLP










Pittsburgh, Pennsylvania
March 5, 1998

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1997 and 1996



                                                1997        1996

          Assets

Current assets:
  Cash and cash equivalents (includes
   restricted cash of $926,100 and
   $1,734,900, respectively)               $46,561,000   20,615,400
  Notes and accounts receivable              4,923,400    6,696,000
  Inventories                                  297,900      567,200
  Prepaid expenses                           2,076,500      740,900

                Total current assets        53,858,800   28,619,500


Properties and equipment:
  Oil and gas properties (successful
   efforts accounting method)               57,614,900   46,525,700
  Pipelines                                  7,007,800    7,186,900
  Transportation and other equipment         2,014,000    2,151,200
  Land and buildings                         1,155,500    1,098,200

                                            67,792,200   56,962,000

  Less accumulated depreciation,
   depletion and amortization               24,222,900   22,522,300

                                            43,569,300   34,439,700

Other assets                                   983,500      545,000



                                           $98,411,600   63,604,200










(Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 1997 and 1996

                                                  1997            1996

       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                           $ 9,792,300     9,703,800
  Accrued taxes                                  367,000       506,000
  Other accrued expenses                       2,265,000     1,505,900
  Advances for future drilling contracts      23,291,600    18,397,000
  Funds held for future distribution           1,659,700       864,000

                Total current liabilities     37,375,600    30,976,700

Long-term debt, excluding
 current maturities                                 -        5,320,000

Other liabilities                              1,684,000     1,094,200

Deferred income taxes                          3,585,900     3,140,800

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share;
    authorized 22,250,000 shares; issued and
    outstanding 15,245,758 and 10,460,753        152,500       104,600
  Common stock, Class A, par value $.01 per
    share; authorized 2,750,000 shares; issued
    and outstanding - none                          -             -
  Additional paid-in capital                  31,617,600     6,617,300
  Warrants outstanding                            46,300          -
  Retained earnings                           24,014,200    16,427,400
  Unamortized stock award                        (64,500)      (76,800)

                Total stockholders' equity    55,766,100    23,072,500

                                             $98,411,600    63,604,200


See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

               Years Ended December 31, 1997, 1996 and 1995

                                            1997        1996           1995
Revenues:

  Oil and gas well drilling operations  $34,405,400  18,698,200    13,941,000
  Oil and gas sales                      33,390,200  26,051,100     4,150,600
  Well operations and pipeline income     4,509,300   3,928,800     3,750,900
  Other income                            1,573,100     935,600       504,000
                                         73,878,000  49,613,700    22,346,500
Costs and expenses:
  Cost of oil and gas well drilling
   operations                            28,033,200  15,779,800    11,943,000
  Oil and gas purchases and production
   cost                                  30,867,600  24,190,300     4,138,700
  General and administrative expenses     2,318,800   2,304,000     1,960,600
  Depreciation, depletion
   and amortization                       2,660,300   2,309,600     2,152,100
  Interest                                  315,900     380,000       319,700
                                         64,195,800  44,963,700    20,514,100

        Income before income taxes        9,682,200   4,650,000     1,832,400

Income taxes                              2,095,400   1,100,600       350,900
        Net income                      $ 7,586,800   3,549,400     1,481,500

Basic earnings per common share              $.67         .34           .13

Diluted earnings per common
 and common equivalent share                 $.61         .31           .13


See accompanying notes to consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years Ended December 31, 1997, 1996 and 1995

                           Common stock
                              issued
                        Number              Additional Warrants
                        of                  paid-in    out-     Retained Unamortized
                        shares     Amount   capital    standing earnings stock award    Total

Balance,
 December
 31, 1994            11,040,627  $110,400  6,873,600     -    11,396,500     -     18,380,500
Issuance
 of common
 stock:
  Exercise
   of employee
   stock options         78,000       800     45,800      -         -                  46,600
  Stock award            90,000       900    100,400      -         -    (101,300)       -
Amortization
 of stock award            -          -         -         -         -      12,300      12,300
Net income                 -          -         -         -    1,481,500     -      1,481,500
Balance,
   December
   31, 1995          11,208,6277  $112,100 7,019,800      -   12,878,000  (89,000) 19,920,900
Issuance
 of common
 stock:
  Exercise of
   employee
   stock options        230,699     2,300    166,100       -       -         -        168,400
  Purchase of
  subsidiary            236,094     2,300    446,800       -       -         -        449,100
Amortization
 of stock award                                                            12,200      12,200
Repurchase and
 cancellation
 of treasury
 stock               (1,214,667)  (12,100)(1,015,400)      -        -        -     (1,027,500)
Net income                 -           -        -          -   3,549,400     -      3,549,400
Balance
 December
 31, 1996            10,460,753  $104,600  6,617,300       -  16,427,400  (76,800) 23,072,500
Issuance of
 common
 stock:
  Stock offerings     4,577,500    45,800 24,903,600   46,300       -        -     24,995,700
  Exercise of
   employee
   stock options        207,505     2,100     96,700       -        -        -         98,800
Amortization
 of stock
 award                                                                     12,300      12,300
Net income                 -           -        -         -    7,586,800     -      7,586,800
 Balance
 December
 31, 1997            15,245,758  $152,500 31,617,600   46,300 24,014,200  (64,500) 55,766,100

See accompanying notes to consolidated financial statements.

                      PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                         Years Ended December 31, 1997, 1996 and 1995

                                                  1997            1996           1995
Cash flows from operating activities:
  Net income                                $  7,586,800       3,549,400       1,481,500
  Adjustment to net income to reconcile
   to cash provided by operating activities:
   Deferred income taxes                         107,700         213,900         112,600
   Depreciation, depletion and amortization    2,660,300       2,309,600       2,152,100
   Disposition of leasehold acreage              187,200         151,700         201,300
   Employee compensation paid in stock            12,300          17,900          12,300
   Decrease (increase) in notes and accounts
    receivable                                 1,772,600      (1,480,600)        (41,200)
   Decrease (increase) in inventories            269,300        (349,300)        172,300
   (Increase) decrease in prepaid expenses      (998,200)        203,300          10,600
   (Increase) decrease in other assets          (453,000)       (226,400)         65,800
   Increase in accounts payable
    and accrued expenses                       1,298,400       3,938,200          42,300
   Increase in advances for future
    drilling contracts                         4,894,600       8,327,400         869,700
   Increase in funds held for
    future distribution                          795,700         160,000         337,300
   Other                                         (39,600)         90,700         (95,800)
         Total adjustments                    10,507,300      13,356,400       3,839,300

         Net cash provided by operating
          activities                          18,094,100      16,905,800       5,320,800

Cash flows from investing activities:
  Capital expenditures                       (13,675,100)    (10,415,500)     (3,910,400)
  Proceeds from sale of leases                 1,710,900         655,400         289,400
  Proceeds from sale of fixed assets              87,600          10,800          36,700
  Net cash acquired from
   purchase of subsidiary                           -          1,450,000            -

         Net cash used in investing
          activities                         (11,876,600)     (8,299,300)     (3,584,300)

Cash flows from financing activities:
  Proceeds from debt                                -          4,200,000            -
  Proceeds from issuance of stock             25,048,100         135,300          46,600
  Purchase of treasury stock                        -         (1,000,000)           -
  Retirement of debt                          (5,320,000)     (1,380,000)       (636,300)

         Net cash provided by (used in)
          financing activities                19,728,100       1,955,300        (589,700)

Net increase in cash
 and cash equivalents                         25,945,600      10,561,800       1,146,800

Cash and cash equivalents,
 beginning of year                            20,615,400      10,053,600       8,906,800

Cash and cash equivalents, end of year      $ 46,561,000      20,615,400      10,053,600


See accompanying notes to consolidated financial statements.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

               Years Ended December 31, 1997, 1996 and 1995

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

     The Company is involved in two business segments. The different segments are oil and gas well drilling and production, and marketing and pipeline operations.

     The Company grants credit to purchasers of oil and gas and the owners of managed properties, substantially all of whom are located in West Virginia, Tennessee, Pennsylvania, Ohio and Michigan.

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

     Based on the Company's experience, management believes site restor-ation, dismantlement and abandonment costs net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

     Transportation Equipment, Pipelines and Other Equipment

     Transportation equipment, pipelines and other equipment are carried at cost. Depreciation is provided principally on the straight-line method over useful lives of 3 to 17 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss based on estimated fair value is recorded when the review indicates that the related expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of the asset.

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

     Advances for Future Drilling Contracts

     Represents funds received from Partnerships and other joint ventures for drilling activities which have not been completed and accordingly have not yet been recognized as income in accordance with the Company's income recognition policies.

     Retirement Plans

     The Company has a 401-K contributory retirement plan (401-K Plan) covering full-time employees. The Company provides a discretionary matching of employee contributions to the plan.

     The Company also has a profit sharing plan covering full-time employees. The Company's contributions to this plan are discretionary.

     The Company has a deferred compensation arrangement covering executive officers of the Company as a supplemental retirement benefit.




                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

     New Accouting Standards

     During the fourth quarter, the Company adopted Statement of Financial
       Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15 Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of basic and diluted earnings per share ("EPS"), replacing the measures of primary EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application was not permitted. The adoption of SFAS No. 128 did not have a material effect on the Company's EPS in 1997, 1996 or 1995.

(2)  Notes and Accounts Receivable

     Included in other assets are noncurrent notes and accounts receivable as of December 31, 1997 and 1996, in the amounts of $22,522 and $5,930 net of the allowance for doubtful accounts of $129,800 and $147,200, respectively.

     The allowance for doubtful current accounts receivable as of December
       31, 1997 and 1996 was $145,600 and $140,600, respectively.


(3)  Long-Term Debt

     On March 13, 1997, the Company amended and restated its bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of December 31, 1997, the balance available under the line was $10.0 million. The Company is required to pay a commitment fee of 1/8% to 1/4% on the unused portion of the credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

     As of December 31, 1997 there was no balance outstanding.  On December
       31, 1996, the balance outstanding was $5,320,000. Any amounts outstanding under the credit agreement are secured by substantially all properties of the Company. The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends.

(4)  Income Taxes

       The Company's provision for income taxes consisted of the following:

                            1997           1996         1995
   Current:
    Federal             $1,349,600        545,600       128,400
    State                  638,100        341,100       109,900
     Total current
      income taxes       1,987,700        886,700       238,300

   Deferred:
    Federal                (32,100)       165,800        87,300
    State                  139,800         48,100        25,300
     Total deferred
      income taxes         107,700        213,900       112,600

     Total taxes         $2,095,400     1,100,600       350,900

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

   Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                               1997        1996       1995
                              Amount      Amount     Amount
Computed "expected" tax   $3,291,900   1,581,000    623,000
State income tax             513,400     249,900    108,800
Percentage depletion        (263,500)   (205,800)  (155,900)
Nonconventional source
 fuel credit                (846,400)   (510,500)  (127,300)
Adjustments to valuation
 allowance                  (565,200)       -      (100,700)
Other                        (34,800)    (14,000)     3,000
                          $2,095,400   1,100,600    350,900

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                            1997         1996
Deferred tax assets:
  Drilling notes, principally due to
   allowance for doubtful accounts        $110,800      465,800
  Investment tax credit carryforwards         -          45,200
  Alternative minimum tax credit
   carryforwards (Section 29)            1,413,400    1,630,500
  Other                                    880,600      550,800
    Total gross deferred tax assets      2,404,800    2,692,300
    Less valuation allowance              (848,200)  (1,630,500)
    Deferred tax assets                  1,556,600    1,061,800
    Less current deferred tax assets
      (included in prepaid expenses)      (713,600)    (376,100)
    Net non-current deferred
      tax assets                           843,000      685,700
Deferred tax liabilities:
  Plant and equipment, principally
   due to differences in
   depreciation and amortization        (4,428,900)  (3,826,500)
    Total gross deferred
     tax liabilities                    (4,428,900)  (3,826,500)
    Net deferred tax liability         $(3,585,900)  (3,140,800)

     The Company has evaluated each deferred tax asset and has provided a valuation allowance where it is believed it is more likely than not that some portion of the asset will not be realized. The valuation allowance relates principally to the alternative minimum tax credit carryforwards (Section 29).

     The net changes in the total valuation allowance were for the year ended December 31, 1997 a decrease of $782,300 and a decrease of $14,700 for the year ended December 31, 1996.

     At December 31, 1997, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $1,413,400 which are available to reduce future federal regular income taxes over an indefinite period.






                                                              (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(5)  Common Stock

     Options

     Options amounting to 500,000 and 210,000 shares were granted during 1997 and 1995, respectively, to certain employees and directors under the Company's Stock Option Plans. These options were granted with an exercise price equal to market value as of the date of grant and vest over a two year period. The outstanding options expire from 2000 to 2007.

     The estimated fair value of the options granted during 1997 and 1995 was $3.30 and $.67 per option. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions for the 1997 and 1995 grant, respectively: risk-free interest rate of 6.3% and 5.8%, expected dividend yield of 0%, expected volatility of 57.4% and 51% and expected life of 7 years.

                                        Average     Range of
                                        Number        Exercise    Exercise
                                        of Shares     Price       Prices


Outstanding December 31, 1994        1,956,000       $0.77    .38 -  1.63
Granted                                210,000       $1.13   1.13 -  1.13
Exercised                              (78,000)      $0.60    .56 -   .72
Expired                               (235,350)      $0.68    .38 -  1.63

Outstanding December 31, 1995        1,852,650       $0.91    .50 -  1.63
Granted                                   -
Exercised                             (230,000)      $0.72    .50 - 1.125
Expired                                (40,000)      $0.80    .50 - 1.625

Outstanding December 31, 1996        1,582,650       $0.94    .50 - 1.625

Granted                                500,000       $5.13    5.13 - 5.13
Exercised                             (210,000)      $0.58     .50 - 1.13
Expired                                   -          $ -       .   -  .

Outstanding December 31, 1997        1,872,650       $2.10     .94 - 5.13

   As of December 31, 1997, there were 1,372,650 options outstanding and exercisable in the $.94 to $1.63 exercise price range which have a weighted average remaining contractual life of 4.4 years and weighted average exercise price of $.99. Also as of December 31, 1997 there were 500,000 options outstanding at a $5.13 exercise price having weighted average remaining contractual life of 9.5 years. As of December 31, 1997 none of these $5.13 options were exercisable.


















                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

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

                                    1997                      1996
                         As Reported   Pro Forma   As Reported   Pro Forma

      Net income          $7,586,800  $7,163,600   $3,549,400   $3,473,250

      Basic earnings
      per share             $ .67         $ .64        $ .34        $ .33

      Diluted earnings
      per share             $ .61         $ .58        $ .31        $ .30

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

   Stock Offerings

   In September 1997, the Company completed a private offering of Common
     Stock pursuant to which it issued and sold 500,000 shares at a price of $4.00 per share and issued warrants for 125,000 shares of Common Stock exercisable during a two-year period ending September 15, 1999 at an exercise price of $6.00 per share, resulting in proceeds to the Company of $2.0 million. No registration rights were granted in connection with the securities issued in this offering.

   In November 1997, the Company completed a public offering of 4,077,500 shares of its Common Stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of common stock will be used primarily to fund development drilling on new and existing properties, potential acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.






                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(6)  Employee Benefit Plans

   The Company made 401-K Plan contributions of $171,300, $139,800 and
     $71,800 for 1997, 1996 and 1995, respectively.

   The Company has a profit sharing plan (the Plan) covering full-time employees. The Company contributed $15,500, $50,000 and 28,500 to the plan in cash during 1997, 1996 and 1995, respectively.

   During 1997 and 1996, the Company expensed and established a liability for $90,000 each year under a deferred compensation arrangement with the executive officers of the Company.

   In 1995, a total of 90,000 restricted shares of the Company's common stock were granted to certain employees and available to them upon retirement. The market value of shares awarded was $101,300. This amount was recorded as unamortized stock award and is shown as a separate component of stockholders' equity. The unamortized stock award is being amortized to expense over the employees' expected years to retirement and amounted to $12,300 and $12,200 in 1997 and 1996, respectively.

   At December 31, 1997 and 1996, the Company has recorded as other assets
     $192,000 and $111,800, respectively as its share of the cash surrender value of the life insurance pledged as collateral for the payment of premiums on split-dollar life insurance policies owned by certain executive officers.

(7)  Earnings Per Share

   In 1997, the Company adopted Statement of Financial Accounting Standards
     ("SFAS") No. 128, Earnings per share. All periods presented have been restated to conform to SFAS No. 128.

   Basic earnings per share is based on the weighted average number of common share outstanding of 11,278,800 for 1997, 10,449,137 for 1996 and 11,056,441 for 1995.

   Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 12,540,165 for 1997, 11,542,315 for 1996 and 11,611,164 for 1995. Stock options are considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding.

(8)  Transactions with Affiliates

   As part of its duties as well operator, the Company received $22,985,400 in 1997, $18,234,200 in 1996 and $11,397,000 in 1995 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties. The Company provided oil and gas well drilling services to affiliated partnerships, substantially all of the Company's oil and gas well drilling operations was for such partnerships. The Company also provided related services of operation of wells, reimbursement of syndication costs, management fees, tax return preparation and other services relating to the operation of the partnerships. The Company received $8,113,000 in 1997, $6,435,700 in 1996 and $4,003,500 in 1995 for those services.

   During 1997, 1996 and 1995, the Company paid $63,800, $35,400 and
     $38,500, respectively to the Corporate Secretary's law firm for various legal services.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(9)  Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas Inc., a regulated public utility, accounted for 12.0% of total revenues in 1997.

   Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of three times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $1.0 million. The Company has adequate capital to meet this obligation.

   The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

(10) Supplemental Disclosure of Cash Flows

   The Company paid $315,900, $380,000 and $319,700 for interest in 1997,
     1996 and 1995, respectively. The Company paid income taxes in 1997, 1996 and 1995 in the amounts of $1,932,500, $664,300 and $0, respectively.

(11) Acquisitions

   On April 1, 1996, the Company acquired Riley Natural Gas Company (RNG), a privately held gas marketing company in a stock for stock exchange accounted for as a purchase. The acquisition has substantially increased the Company's capabilities in the natural gas marketing area. PDC issued 236,094 shares with a market value of $449,100, for 100% of the outstanding common stock of RNG. Key employees of RNG have entered into employment contracts with PDC to assure the continuity of RNG's gas marketing operations.

   The following unaudited pro forma information presents the results of operations of the Company assuming the RNG acquisition occurred at the beginning of 1995:

      Proforma Results (unaudited)

                                  1996          1995

            Revenues              $53,091,400   $35,361,800

            Net income             $3,592,800    $1,546,900

            Basic earnings per share    $ .31         $ .13

   The pro forma results are presented for informational purposes only and are not necessarily indicative of results that would have occurred had the RNG acquisition been consummated at the beginning of 1995.

   On August 6, 1996 the Company purchased an interest in 188 oil and gas wells in West Virginia. The Company utilized its revolving credit line to finance the purchase. The purchase increased the Company's oil and gas reserves by 4.3 Bcf of natural gas and 27,000 barrels of oil, added 12,000 acres of leases to its leasehold inventory and increased the Company's gathering systems by forty-nine miles. The purchase price was $3.3 million.
                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(12) Derivatives and Hedging Activities

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

     As of December 31, 1997 and 1996, the Company had futures contracts for the sale of $4,599,700 and $3,869,900 of natural gas, respectively. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $277,200 at December 31, 1997 and $217,800 at December 31, 1996.

     The Company is required to maintain margin deposits with brokers for outstanding futures contracts. As of December 31, 1997 and 1996, cash in the amount of $926,100 and $1,734,900 was on deposit.


(13) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

     Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

                                           Years Ended December 31,
                                      1997          1996           1995
   Property acquisition cost:
     Proved undeveloped
     properties                   $ 3,109,000       543,600       167,800
     Producing properties              85,100     3,211,800       218,500
   Development costs                9,863,200     5,344,900     2,977,700
                                  $13,057,300     9,100,300     3,364,000

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

(14) Oil and Gas Capitalized Costs

     Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

                                              December 31,
                                           1997            1996
Proved properties:
  Intangible drilling costs            $31,820,100      19,572,400
  Tangible well equipment               19,700,200      21,999,600
  Well equipment leased to others        4,063,600       4,063,600
  Undeveloped properties                 2,031,000         890,100
                                        57,614,900      46,525,700
     Less accumulated depreciation,
      depletion and amortization        17,828,500      15,837,900
                                       $39,786,400      30,687,800



                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


(15)   Results of Operations for Oil and Gas Producing Activities

   The results of operations for oil and gas producing activities (excluding marketing) are presented below:

                                          Years Ended December 31,
                                          1997      1996       1995
     Revenue:
       Oil and gas sales             $5,363,600   4,674,900  2,534,000
     Expenses:
       Production costs               1,206,000     963,600    596,000
       Depreciation, depletion
         and amortization             1,629,900   1,248,200  1,000,700
                                      2,835,900   2,211,800  1,596,700
       Results of operations for
        oil and gas producing
        activities before provision
        for income taxes              2,527,700   2,463,100    937,300

     Provision for income taxes         567,800     519,600    137,800

       Results of operations for oil
        and gas producing activities
        (excluding corporate over-
        head and interest costs)     $1,959,900   1,943,500    799,500

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


















                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


(16) Net Proved Oil and Gas Reserves (Unaudited)

     The proved reserves of oil and gas of the Company have been estimated by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1997 and 1996 and by the Company's petroleum engineers at December 31, 1995. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, is shown below:

                                                 Oil (BBLS)
                                          1997       1996          1995
Proved developed and
 undeveloped reserves:
   Beginning of year                    81,000      140,000       79,000
   Revisions of previous estimates     (27,000)     (30,000)      72,000
   Beginning of year as revised         54,000      110,000      151,000
   Dispositions                           -         (49,000)        -
   Acquisitions                           -          27,000         -
   Production                           (9,000)      (7,000)     (11,000)
   End of year                          45,000       81,000      140,000
Proved developed reserves:
   Beginning of year                    81,000      140,000       79,000
   End of year                          45,000       81,000      140,000

                                                 Gas (MCF)
                                        1997         1996         1995
Proved developed and
 undeveloped reserves:
   Beginning of year                43,312,000   33,829,000   32,225,000
   Revisions of previous estimates     875,000   (1,037,000)     686,000
   Beginning of year as revised     44,187,000   32,792,000   32,911,000
   New discoveries and extensions    2,489,000    2,613,000    2,119,000
   Dispositions                           -        (127,000)        -
   Acquisitions, net of sales
     to partnerships                12,377,000    9,529,000      135,000
   Production                       (1,810,000)  (1,495,000)  (1,336,000)
   End of year                      57,243,000   43,312,000   33,829,000
 Proved developed reserves:
   Beginning of year                35,516,000   29,326,000   27,746,000
   End of year                      42,411,000   35,516,000   29,326,000

(17) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at the end of each year to the future pretax net cash flows, less the tax basis of the properties and gives effect to permanent differences, tax credits and allowances related to the properties.




                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                           Years Ended December 31,
                                       1997          1996         1995
     Future estimated cash flows  $159,618,000  193,800,000   99,478,000
     Future estimated production
       and development costs       (69,265,000) (59,806,000) (29,288,000)
     Future estimated income
       tax expense                 (20,781,000) (33,499,000) (20,004,000)
       Future net cash flows        69,572,000  100,495,000   50,186,000
     10% annual discount for
       estimated timing of cash
       flows                       (41,636,000) (66,233,000) (29,126,000)
       Standardized measure of
        discounted future
        estimated net cash flows  $ 27,936,000   34,262,000   21,060,000

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                           Years Ended December 31,
                                       1997          1996          1995
       Sales of oil and gas
        production, net of
        production costs           $(4,158,000)  (3,711,000)  (1,938,000)
       Net changes in prices
        and production costs       (63,573,000)  42,384,000   17,024,000
       Extensions, discoveries
        and improved recovery,
        less related cost            3,705,000    9,659,000    4,609,000
       Acquisitions, net of sales
         to partnerships            13,299,000   17,775,000      294,000
       Development costs incurred
        during the period            9,863,000    5,345,000    2,978,000
       Revisions of previous
        quantity estimates           2,332,000   (2,902,000)   1,700,000
       Changes in estimated
        income taxes                12,718,000  (13,495,000)  (6,054,000)
       Accretion of discount        24,597,000  (37,107,000)  (8,575,000)
       Other                        (5,109,000)  (4,746,000)  (3,423,000)
                                  $ (6,326,000)  13,202,000    6,615,000

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

                                                               (Continued)

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(18) Business Segments

Information on the Company's operations by business segment are as follows for the years ended December 31,:

                                            1997          1996         1995
Revenues:
  Drilling and production              $44,679,600    27,940,200  20,360,100
  Marketing and pipeline                27,625,300    20,737,900   1,482,400
                                       $72,304,900    48,678,100  21,842,500
Operating Profit:
  Drilling and production              $10,470,900     6,207,000   3,714,300
  Marketing and pipeline                   272,900       191,400    (105,600)
                                        10,743,800     6,398,400   3,608,700

   General and administrative expense  $(2,318,800)   (2,304,000) (1,960,600)
   Interest expense                       (315,900)     (380,000)   (319,700)
   Interest income and other             1,573,100       935,600     504,000
Income before income taxes             $ 9,682,200     4,650,000   1,832,400

Depreciation, Depletion
 and Amortization:
   Drilling and production             $ 2,516,700     2,153,900   2,008,000
   Marketing and pipeline                  143,600       155,700     144,100
                                       $ 2,660,300     2,309,600   2,152,100

Identifiable Assets:
   Drilling and production             $90,530,800    54,847,000  39,016,000
   Marketing and pipeline                7,114,000     8,005,100   1,067,700
   Corporate                               766,800       752,100     536,400
                                       $98,411,600    63,604,200  40,620,100

Capital Expenditures:
   Drilling and production             $13,460,300    10,059,900   3,817,700
   Marketing and pipeline                  157,600       124,200      86,900
   Corporate                                57,200       231,400       5,800
                                       $13,675,100    10,415,500   3,910,400



                                                                   (Continued)

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(19)  Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 1997 and 1996, are as follows:

                                            1997
                                        Quarter                        Year

                     First(1)   Second(1)    Third(1)   Fourth(1)
Revenues           $23,407,800 $14,917,400 $13,955,000 $21,597,800 $73,878,000
Cost of operations  19,490,600  12,205,000  11,409,700  18,455,800  61,561,100
 Gross profit        3,917,200   2,712,400   2,545,300   3,142,000  12,316,900
General and
 administrative
 expenses              498,600     592,900     631,900     595,400   2,318,800
Interest expense       102,600     101,900      83,600      27,800     315,900
                       601,200     694,800     715,500     623,200   2,634,700
Income before
 income taxes        3,316,000   2,017,600   1,829,800   2,518,800   9,682,200
Income taxes           812,400     611,700     376,800     294,500   2,095,400
 Net income         $2,503,600 $ 1,405,900 $ 1,453,000 $ 2,224,300 $ 7,586,800
 Basic earnings
 per share             $ .24        $ .13       $ .14      $ .16       $ .67
 Diluted earnings
 per share             $ .21        $ .12       $ .12      $ .16       $ .61

                                            1996
                                        Quarter                        Year

                       First     Second(1)    Third(1)   Fourth(1)
Revenues           $11,441,300 $10,333,700 $11,317,000 $16,521,700 $49,613,700
Cost of operations   9,203,000   8,858,900   9,996,500  14,221,300  42,279,700
 Gross profit        2,238,300   1,474,800   1,320,500   2,300,400   7,334,000
General and
 administrative
 expenses              541,800     570,100     651,000     541,100   2,304,000
Interest expense        72,100      67,300     106,400     134,200     380,000
                       613,900     637,400     757,400     675,300   2,684,000
Income before
 income taxes        1,624,400     837,400     563,100   1,625,100   4,650,000
Income taxes           344,400     177,500     152,600     426,100   1,100,600
 Net income         $1,280,000 $   659,900 $   410,500  $1,199,000 $ 3,549,400
 Basic earnings
 per share             $ .12        $ .06       $ .04      $ .12       $ .34
 Diluted earnings
 per share             $ .11        $ .06       $ .04      $ .10       $ .31

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.

(1) These quarters include the operations of Riley Natural Gas Company acquired on April 1, 1996, see footnote 11.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(20)  Subsequent Event (unaudited)

     On February 19, 1998, the Company offered to purchase from the Investors their units of investment in the Company's Drilling Programs formed prior to 1993. The total of the offer if accepted by all of the approximately 3,500 investors would be approximately $9.9 million. The offer expires on March 31, 1998. Management does not expect the entire amount of the offer to be accepted by the investors. The Company plans to utilize capital received from its Public Stock Offering (see Note 5) to fund this purchase obligation.

            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               AND RESERVES

               Years Ended December 31, 1997, 1996 and 1995




       Column A          Column B       Column C       Column D     Column E
                                        Additions,
                         Balance at     Charged to                  Balance
                         Beginning      Costs and                   at End
       Description       of Period      Expenses       Deductions   of Period

Allowance for doubtful
  accounts deducted from
  accounts and notes receivable
  in the balance sheet
     1997                $287,800       $  4,200       $ 16,600      $275,400

     1996                $389,000       $108,100       $209,300      $287,800

     1995                $429,400       $210,000       $250,400      $389,000
