Form 10-K/A
period 1997-12-31
PETROLEUM DEVELOPMENT CORP
filed 1998-04-29
CIK 77877

CONFORMED COPY

                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549
                                                   Form 10-K/A
                                                (Amendment No. 1)

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

                                   DOCUMENTS INCORPORATED BY REFERENCE - NONE
Item 11.  Managment Remuneration and Transactions


EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer and by each other executive officer of the Company whose salary and bonus exceeded $100,000 in 1997 (the "Named Executives").

                                                Summary Compensation Table
                                      Annual Compensation                        Long Term Compenstion
                                                           Other                          Securities
                                                           Annual            Restricted   underlying  All Other
Name and                                                   Compen-           stock award  Options     Compen-
Principal Position          Year  Salary($)  Bonus (1)($)  sation($)(2)       (s)(#)(3)      (#)(4)   sation($)(5)

James N. Ryan                1997  170,760    210,120          10,000                       108,000      10,335
Chairman and Chief           1996  164,295    153,383          10,000                                    10,897
 Executive Officer           1995  159,330    100,000          10,000        33,750          70,000       4,111

Steven R. Williams           1997  132,360    210,120          10,000                       108,000      10,200
President                    1996  125,895    153,383          10,000                                    10,862
 and Director                1995  120,930    100,000          10,000        33,750          70,000       4,125

Dale G. Rettinger            1997  132,360    210,120          10,000                       108,000      10,200
Executive Vice President     1996  125,895    153,383          10,000                                    10,862
 Treasurer, and Director     1995  120,930    100,000          10,000        33,750          70,000       4,125

[FN]

(1) During 1994, the Board of Directors approved a deferred compensation arrangement for the Named Executives. See "Employment and Other Agreements and Arrangements." Under the arrangements, each Named Executive may choose to defer any portion of his bonus compensation until retirement or separation from the Company. The Named Executives voluntarily deferred $110,000 each in 1997; $80,000, $60,000 and $60,000, respectively in 1996; and $30,000 each in 1995. In 1997, 1996 and 1995, $30,000 of the deferred bonus compensation of Messrs. Williams and Rettinger was utilized to pay the premiums of split-dollar life insurance policies for Messrs. Williams and Rettinger.

(2) The respective Named Executives receive fees as directors of the Company in the amount of $10,000 per year.

(3) In 1995, the Company granted a restricted stock award of 30,000 shares of Common Stock to each of the Named Executives at the grant date market price of $1.125 per share. These shares will vest upon a Named Executive's retirement or involuntary separation from employment with the Company, or upon a change of control of the Company. The aggregate value of the holdings of each individual as of December 31, 1997 was $157,500.

(4) The exercise price of the options granted in 1995 is $1.125 per share. In 1997, the Company granted each Named Executive options to purchase 108,000 shares of Common Stock at an exercise price of $5.125 per share, the fair market value of such shares of Common Stock at the date of grant. The options may be exercised with respect to one-half of the shares granted thereunder on or after July 15, 1998 and with respect to one-half of the shares granted thereunder on or after July 15, 1999, provided that the grantee is employed with the Company on the exercise date. Such options expire on July 15, 2007.

                                                        1

(5) This amount includes contributions made by the Company under the Company's Employee Profit Sharing Plan and 401(k) plan. In 1997, 1996, and 1995 the Company contributed $15,500, $50,000, and $28,500, respectively, to the Employee Profit Sharing Plan. Of these contributions, each of the Named Executives was credited $952 in 1997, $3,071 in 1996; $1,815 in 1995. The
Company provided a matching of 401(k) contribution based upon varying rates of the Named Executives' respective contributions. Of the total Company matching contribution of $171,300, $139,800 and $71,800 in 1997, 1996 and 1995,
the Named Executives were credited with matching contributions of $9,383, $9,248, and $9,248, respectively in 1997; $7,826, $7,791 and $7,791, respectively in 1996; and $4,111, $4,125 and $4,125, respectively, in 1995.

                                       OPTIONS GRANTED IN LAST FISCAL YEAR

   The following table sets forth stock options granted in 1997 under the Employee Incentive Stock Option Plan to the persons named in the Summary Compensation table.

                                           % of Total
                       Number of           Options Granted to
                       Options             Employees during     Exercise        Expiration    Grant Date
                       Granted             the fiscal year       Price($)          Date        Value($)

James N. Ryan          108,000                  22%              5.125           7/15/07       356,400
Steven R. Williams     108,000                  22%              5.125           7/15/07       356,400
Dale G. Rettinger      108,000                  22%              5.125           7/15/07       356,400

                                Aggregated Option Exercises in Last Fiscal Year
                                        and Fiscal Year-End Option Values

     The following table provides certain information with respect to options exercised during 1997 by the persons named in the summary compensation under the Company's stock option plans. The table also represents information as to the number of options outstanding as of December 31, 1997 with respect to options granted pursuant to the Company's Employee Stock Option Plans.

                   Number                                                       Value of Unexercised
                   of Shares    Value         Number of Unexercised Options     In-The-Money Options
                   Exercised    Realized ($)        at Year-end                    at Year-End(1)($)
                                              Exercisable   Unexercisable       Exercisable      Unexercisable

James N. Ryan         -              -         401,000       108,000             1,716,187         13,500
Steven R. Williams    -              -         391,000       108,000             1,673,062         13,500
Dale G. Rettinger     -              -         391,000       108,000             1,673,062         13,500

[FN]
(1) For all unexercised options held as of December 31, 1997, the aggregate dollar value is equal to the of excess of the market value of the stock underlying those options over the exercise price of those unexercised options. On December 31, 1997, the closing sales price of the Common
Stock was $5.25 per  share.

Employment and Other Agreements and Arrangements

     The Company has entered into employment agreements with each of the Named Executives, each of which has a term that has been extended to December 31, 2000. Pursuant to the respective terms of the employment agreements, each of the Named Executives is entitled to receive the basic annual salary set forth therein that is subject to increase, but not decrease (unless dire economic circumstances as declared by the Board of Directors requires a reduction for all senior executive employees of the Company), as the Board of Directors may determine to reflect changes in the cost of living, the financial success of the Company and the performance of such Named Executive. For 1997, the basic salary has been set by the Board of Directors
                                                        2

under the respective agreements as $170,760 for Mr. Ryan, $132,360 for Mr. Williams and $132,360 for Mr. Rettinger. Each Named Executive is also entitled to be paid an annual bonus equal to 2.5% of the Company's net pre-tax earnings for any year in which the Company's net pre-tax earnings exceed $300,000. The Company has been required to establish a deferred compensation plan, described below, for the Named Executives and to fund such plan with an annual contribution of $30,000 commencing in 1994, subject to adjustment for inflation.

     In the event of a change in control of the Company, each Named Executive has the right within six months after such change of control to elect to terminate his employment under his employment agreement and receive severance compensation equal to the sum of his basic salary plus an amount equal to the average bonus paid to him over the preceding three years as provided in the agreement multiplied by the remaining years of the employment agreement, provided, however, that the minimum severance compensation must not be less than the amount equal to three years of basic compensation plus an amount equal to three times the average bonus paid to such person over the preceding three-year period.

     Each employment agreement also provides that if the Company obtains the right to sell working interests in any drilling program, the Named Executive is entitled to participate as an investor in such oil and gas drilling project subject to the prior approval by the Board of Directors of the terms of any such participation.

     Each employment agreement contains a standard non-disclosure covenant. Each employment agreementalso provides that the Named Executive is prohibited during the term of his employment and for a period ofone year following his termination from engaging in any business that is competitive with the Company's oiland gas drilling business in West Virginia, unless his termination results from a change of control of the Company. During any period for which the non-competition provision prohibits the officer from pursuing activities that would compete with the Company's business as provided in the agreement following termination of the agreement, the Company is required to pay the officer his basic salary and bonus as provided in the agreement.

     In the event of termination under the terms of the agreement, the Company will be required to loan to the officer funds equal to the exercise price of all options held by the Named Executive under the Company's stock option plans, which loan, if made, must be repaid within nine months and will bear interest at the prime rate then in effect.

     Each employment agreement may be terminated for cause for willful misfeasance or malfeasance, disregard of the Named Executive's duties or negligence related to the performance of his duties, if so determined by a court of competent jurisdiction. Also, the Company may terminate the employment agreement without cause, in which case the Company must either
(i) reassign the Named Executive to a comparable executive position or designate him as a consultant for the remaining term of his agreement (ii) pay him liquidated damages in an amount equal to his then basic salary for the remaining term of the employment agreement, with a minimum payment equal to twelve months of basic salary.

     The Company has entered into stock redemption agreements with each of the Named Executives. The agreements require the Company to maintain life insurance policies on each of them in the amount of $1 million. At the election of the Named Executive's estate or heirs made within one year of such person's death, the Company must utilize the proceeds from such insurance policies to purchase from his estate or heirs all or a portion of his shares of the Company's Common Stock owned by him, including shares subject to outstanding stock options or warrants owned by such Named Executive at the time of his death, up to an aggregate sale price of $1 million. The purchase price for such shares of Common Stock will be based upon the average closing asked price for the Company's Common Stock as quoted by Nasdaq during a specified period. The Company is not required to purchase any shares in excess of the amount provided by such insurance policies. If the Named Executive's estate or heirs elect not to sell any or all of the shares to the Company, the estate or heirs will be precluded from selling the shares to anyone for a period of two years after the date of the person's death, except that the shares may be transferred into the names of the decedent's heirs and beneficiaries and the stock sold pursuant to Rule 144 under the Securities Act. If the Named Executive terminates his employment with the Company or disposes of all of all or substantially all of his shares of Common Stock in the Company, the Named Executive has the right to purchase his respective insurance policy for a price equal to the cash surrender value of the policy as of the date of such event. If the Named Executive fails to purchase the policy within ninety days after such event, the Company may cancel all policies covering the life of the Name Executive. The stock redemption agreements will terminate upon bankruptcy or cessation of business by the Company.


                                                        3

     Mr. Ryan, Mr. Williams and Mr. Rettinger are also the participants in the Company's deferred bonus compensation plan. Under this plan, the Company's Board of Directors must declare a year-end bonus for each participant, the receipt of which is automatically deferred pursuant to the plan, unless prior to the beginning of a particular year, the participant enters into a voluntary bonus compensation agreement under which he irrevocably elects to receive his year-end bonus as cash compensation, payable as soon as practicable following the end of the year. The amount of the participant's year-end bonus is a minimum of $30,000 or such greater amount as may be declared by the Board of Directors. The participant also has the right to elect to defer receipt of his other bonus compensation under this plan. Any bonus compensation deferred under this plan will not be paid until such participant's retirement, or upon termination of employment, disability or death or upon hardship, as provided in the plan. A trustee selected by the Board of Directors maintains accounts for each participant under the plan. The Company has reserved the right to terminate the deferred bonus compensation plan, in whole or in part, at any time and without liability for such termination or discontinuance.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth certain information regarding ownership of the Company's Common Stock as of December 31, 1997 by (a) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (b) each director of the Company; (c) each Named Executive; (d) all directors and executive officers as a group.

                                                                                Beneficial Ownership (1)
Name and Address                                                  Number         Percent
Fidelity Management. . . . . . . . . . . . . . . . . . . . . . . 1,255,000         8.2
82 Devonshire Street
Boston, MA 02109

James N. Ryan(2) . . . . . . . . . . . . . . . . . . . . . . .     971,434         6.4
103 East Main Street
Bridgeport, WV 26330

Steven R. Williams(3). . . . . . . . . . . . . . . . . . . . . . . 562,560         3.6
103 East Main Street
Bridgeport, WV 26330

Dale G. Rettinger(3) . . . . . . . . . . . . . . . . . . . . . . . 517,834         3.3
103 East Main Street
Bridgeport, WV 26330

Roger J. Morgan(4) . . . . . . . . . . . . . . . . . . . . . . . . 132,504         *

Vincent F. D'Annunzio(5) . . . . . . . . . . . . . . . . . . . . . .53,600         *

Jeffrey C. Swoveland(6). . . . . . . . . . . . . . . . . . . . . . .22,094         *

All directors and executive officers as a
 group (6 persons)(7). . . . . . . . . . . . . . . . . . . . . . 2,260,026        13.7

[FN]

* Less than 1%

(1) Includes shares over which the person currently holds or shares voting or investment power. Unless otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to the shares benefically owned.

(2) Includes 200,000 shares owned jointly with Mr. Ryan's wife, 200,369 shares owned by Mr. Ryan's wife and 64,258 shares owned by Mr. Ryan's wife as guardian for their minor grandchildren. The balance of the shares are owned solely by Mr. Ryan. Also includes options to purchase 401,000 shares of Common Stock that Mr. Ryan can currently exercise or that will become exercisable within 60 days. Excludes 108,000 shares underlying options granted on July 15, 1997 exercisable after such 60-day period.

                                                        4

(3) Includes options to purchase 391,000 shares that such person can currently exercise or that will become exercisable within 60 days. Excludes 108,000 shares underlying options granted to such person on July 15, 1997 exercisable after such 60-day period.

(4) Includes options to purchase 47,500 shares that Mr. Morgan can currently exercise or that will become exercisable within 60 days.

(5) Includes options to purchase 13,600 shares that Mr. D'Annunzio can currently exercise or that will become exercisable within 60 days.

(6) Includes options to purchase 3,550 shares that Mr. Swoveland can currently exercise or that will become exercisable within 60 days.

(7) Includes options to purchase 1,247,650 shares that such persons can currently exercise or that will become exercisable within 60 days.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and holders of more than 10% of the Common Stock are required by regulations promulgated by the Commission pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. The Company assists officers and directors, and will assist beneficial owners, if any, of more than 10% of the Common Stock, in complying with the reporting requirements of Section 16(a) of the Exchange Act.

     Based solely on its review of the copies of such forms received by it, the Company believes that since January 1, 1997, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were met.

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


                                                               April 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                          Date


/s/ James N. Ryan                   Chairman, Chief Executive    April 29, 1998
James N. Ryan                       Officer and Director


/s/ Steven R. Williams              President and Director       April 29, 1998
Steven R. Williams


/s/ Dale G. Rettinger               Chief Financial Officer      April 29, 1998
Dale G. Rettinger                   Executive Vice President,
                                    Treasurer and Director
                                    (principal financial and
                                    accounting officer)


/s/ Roger J. Morgan                 Secretary and Director       April 29, 1998
Roger J. Morgan