Form 10-Q
period 1998-03-31
PETROLEUM DEVELOPMENT CORP
filed 1998-05-13
CIK 77877

CONFORMED COPY




                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              FORM 10-Q


                      [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                               the Securities and Exchange Act of 1934
                                 For the period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,510,762 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 1998.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                                INDEX



PART I - FINANCIAL INFORMATION                                                       Page No.

  Item 1.  Financial Statements

             Independent Auditors' Review Report                                             1

             Condensed Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997                                            2

             Condensed Consolidated Statements of Income -
             Three Months Ended March 31, 1998 and 1997                                      4

             Condensed Consolidated Statements of Cash Flows-Three
             Months Ended March 31, 1998 and 1997                                            5

             Notes to Condensed Consolidated Financial Statements                            6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                             7

PART II      OTHER INFORMATION

 Item 1.     Legal Proceedings                                                              10

 Item 6.     Exhibits and Reports on Form 8-K                                               10






                                   PART I - FINANCIAL INFORMATION

                                 Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


             We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

             We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                        KPMG PEAT MARWICK LLP



Pittsburgh, Pennsylvania
May 13, 1998

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                Condensed Consolidated Balance Sheets
                                March 31, 1998 and December 31, 1997



             ASSETS

                                                                     1998                  1997
                                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                                       $30,820,800          $46,561,000
 Accounts and notes receivable                                     5,215,800            4,923,400
 Inventories                                                         336,300              297,900
 Prepaid expenses                                                  1,534,200            2,076,500

             Total current assets                                 37,907,100           53,858,800



Properties and equipment                                          71,561,100           67,792,200
 Less accumulated depreciation, depletion,
 and amortization                                                 24,963,400           24,222,900
                                                                  46,597,700           43,569,300

Other assets                                                       1,096,200              983,500

                                                                 $85,601,000          $98,411,600








                                                                   (Continued)

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                March 31, 1998 and December 31, 1997



               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                                     1998                 1997
                                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses                          $12,083,100          $12,424,300
 Advances for future drilling contracts                           8,342,000           23,291,600
 Funds held for future distribution                                 957,600            1,659,700

             Total current liabilities                           21,382,700           37,375,600


Other liabilities                                                 2,215,400            1,684,000
Deferred income taxes                                             3,437,100            3,585,900


Stockholders' equity:
 Common stock                                                       155,100              152,500
 Additional paid-in capital                                      31,615,000           31,617,600
 Warrants outstanding                                                46,300               46,300
 Retained earnings                                               26,810,900           24,014,200
 Unamortized stock award                                            (61,500)             (64,500)

             Total stockholders' equity                          58,565,800           55,766,100


                                                                $85,601,000          $98,411,600






        See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Income
                             Three Months ended March 31, 1998 and 1997
                                             (Unaudited)

                                                                    1998                  1997

Revenues:
 Oil and gas well drilling operations                            $15,489,200          $13,261,100
 Oil and gas sales                                                 8,040,000            8,767,500
 Well operations and pipeline income                               1,066,800            1,130,600
 Other income                                                        651,400              248,600

                                                                  25,247,400           23,407,800

Costs and expenses:
 Cost of oil and gas well drilling operations                     12,990,400           11,319,400
 Oil and gas purchases and production costs                        7,454,400            7,561,000
 General and administrative expenses                                 440,100              498,600
 Depreciation, depletion, and amortization                           758,500              610,200
 Interest                                                               -                 102,600

                                                                  21,643,400           20,091,800

             Income before income taxes                            3,604,000            3,316,000

Income taxes                                                         807,300              812,400

             Net income                                          $ 2,796,700          $ 2,503,600

Basic earnings per common share                                      $  .18                $  .24

Diluted earnings per common and
 common equivalent share                                             $  .17                $  .21






        See accompanying notes to condensed consolidated financial statements

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three Months Ended March 31, 1998 and 1997
                                             (Unaudited)

                                                                      1998               1997
Cash flows from operating activities:
 Net income                                                    $  2,796,700           $2,503,600
 Adjustments to net income to reconcile
     to cash used in operating activities:
     Deferred federal income taxes                                 (148,800)             133,800
     Depreciation, depletion & amortization                         758,500              610,200
     Leasehold acreage expired or surrendered                        70,500               30,000
     Employee compensation paid in stock                              3,000                3,100
     Gain on disposal of assets                                      (5,000)             (54,000)
     Decrease in current assets                                     211,500            2,396,500
     Increase in other assets                                      (118,100)             (14,500)
     Decrease in current liabilities                            (15,992,900)         (13,302,200)
     Increase in other liabilities                                  531,400               69,000

             Total adjustments                                  (14,689,900)         (10,128,100)

             Net cash used in operating activities              (11,893,200)          (7,624,500)

Cash flows from investing activities:
 Capital expenditures                                            (4,444,600)          (1,253,700)
 Proceeds from sale of leases                                       592,600              586,000
 Proceeds from sale of assets                                         5,000               55,600

             Net cash used in investing activities               (3,847,000)            (612,100)

Cash flows from financing activities:
 Proceeds from sale of common stock                                    -                  21,900
 Retirement of debt                                                    -              (1,100,000)

             Net cash used in financing activities                     -              (1,078,100)

Net change in cash and cash equivalents                         (15,740,200)          (9,314,700)

Cash and cash equivalents, beginning of period                   46,561,000           20,615,400

Cash and cash equivalents, end of period                       $ 30,820,800          $11,300,700




        See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Notes to Condensed Consolidated Financial Statements
                                           March 31, 1998
                                             (Unaudited)


1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for 1997, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.   Basis of Presentation

     The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4.   Earnings Per Share

     Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                                    1998                    1997

     Weighted average common shares outstanding                 15,490,151              10,478,337

     Weighted average common and
      common equivalent shares outstanding                      16,378,383              11,702,968

     Net income                                                $ 2,796,700             $ 2,503,600

     Basic earnings per common share                               $  .18                   $  .24

     Diluted earnings per common and
       common equivalent share                                     $  .17                   $  .21

5.   Commitments and Contingencies

     The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas, Inc., a regulated public utility, accounted for 5.0 percent of total revenues in the first three months of 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 Compared With March 31, 1997

     Revenues. Total revenues for the three months ended March 31, 1998 were $25.2 million compared to $23.4 million for the three months ended March 31, 1997, an increase of approximately $1.8 million, or 7.7 percent. Such increase was primarily a result of increased drilling revenues. Drilling revenues for the three months ended March 31, 1998 were $15.5 million compared to $13.3 million for the three months ended March 31, 1997, an increase of approximately $2.2 million, or 16.5 percent. Such increase resulted from higher volumes of drilling and completion activities, due to increased levels of drilling partnership-related financing. Oil and gas sales for the three months ended March 31, 1998 were $8.0 million compared to $8.8 million for the three months ended March 31, 1997, a decrease of approximately $800,000, or 9.1 percent. Such decrease was due primarily to lower average sales prices in the production and gas marketing activities offset in part by increased natural gas production volumes from the Company's producing properties. Well operations and pipeline income for the three months ended March 31, 1998 remained relatively constant at approximately $1.1 million. Other income for the three months ended March 31, 1998 was $651,000 compared to $249,000 for the three months ended March 31, 1997, an increase of approximately $402,000, or 161.4 percent. Such increase resulted from interest earned on higher average cash balances.

     Costs and expenses. Costs and expenses for the three months ended March 31, 1998 were $21.6 million compared to $20.1 million for the three months ended March 31, 1997, an increase of approximately $1.5 million or 7.5 percent. Oil and gas well drilling operations costs for the three months ended March 31, 1998 were $13.0 million compared to $11.3 million for the three months ended March 31, 1997, an increase of approximately $1.7 million, or 15.0 percent. Such increase resulted from additional expenses resulting from the increased drilling activity. Oil and gas purchases and production costs for the three months ended March 31, 1998 remained relatively constant at approximately $7.5 million. General and administrative expenses for the three months ended March 31, 1998 decreased to $440,000 compared with $499,000 for the three months ended March 31, 1997. Depreciation, depletion, and amortization costs for the three months ended March 31, 1998 were $758,000 compared to $610,000 for the three months ended March 31, 1997, an increase of $148,000 or 24.3 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company.
Interest costs were eliminated after the Company extinguished the balance on its bank credit line in November 1997.

     Net income. Net income for the three months ended March 31, 1998 was $2.8 million compared to a net income of $2.5 million for the three months ended March 31, 1997, an increase of approximately $300,000 or 12.0 percent.

Liquidity and Capital Resources

     The Company funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships, and use of the Company's credit facility. Operational cash flow is generated by sales of natural gas from the Company's well interests, well drilling and operating activities for the Company's investor partners, natural gas gathering and transportation, and natural gas marketing. Cash payments from Company-sponsored partnerships are used to drill and complete wells for the partnerships, with operating cash flow accruing to the Company to the extent payments exceed drilling costs. The Company utilizes its revolving credit arrangement, if needed, to meet the cash flow requirements of its operating and investment activities.

     Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's natural gas sales prices are subject to increase and decrease based on various market-sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for natural gas, which typically peaks during the winter months. The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activities and additional investment by the Company in oil and gas properties. The Company utilizes commodity-based derivative instruments (natural gas futures contracts traded on the NYMEX) as hedges to manage a portion of its exposure to this price volatility. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three- to twelve-month period.


     The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of March 31, 1998, no balance is outstanding on the line of credit.
Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

     The Company has commenced sales of units in the first partnership in its registered PDC 2000 public drilling program which consists of twelve partnerships scheduled to close over the next three years. The first partnership is scheduled to close in early June, 1998, with drilling planned in the second and third quarters of 1998. Additional programs are scheduled to close in September, November and December of 1998. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership.
The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

     The Company was notified that it had submitted a successful bid for the acquisition of Columbia Gas Transmission Company's Rimersburg natural gas gathering system, located in northern Pennsylvania. If consummated, this transaction would occur in the second or third quarter of 1998 and would add to the Company's existing natural gas gathering system 207 miles of pipeline located in an area contiguous to the Company's Pennsylvania drilling operations, at a cost to the Company of $1.4 million.

     In the fourth quarter of 1997, the Company completed a public offering of 4,077,500 shares of its common stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of the common stock has been partially used to extinguish the balance on the Company's bank credit line and to purchase producing oil and gas properties. The remaining $18 million will be used primarily to fund development drilling on new and existing properties, acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.

     On February 19, 1998, the Company offered to purchase from Investors their units of investment in the Company's Drilling Programs formed prior to 1993. The Company purchased approximately $2.2 million of producing oil and gas properties in conjunction with this offer, which expired on March 31, 1998. The Company utilized capital received from its Public Stock Offering to fund this purchase.

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

New Accounting Standards

     The Company will implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's result of operations or financial condition. In the year of adoption, the disclosure requirements of SFAS No. 131 need not be applied to interim financial statements. The Company will implement SFAS No. 131 in its full year 1998 financial statements.

                                                              CONFORMED COPY


                                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.   Exhibits and Reports on Form 8-K

          (a) None.

          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



                                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Petroleum Development Corporation
                                                        (Registrant)




Date:      May 13, 1998                              /s/ Steven R. Williams
                                                         Steven R. Williams
                                                                President


Date:      May 13, 1998                             /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                        Executive Vice President
                                                        and Treasurer