Form 10-Q
period 1998-06-30
PETROLEUM DEVELOPMENT CORP
filed 1998-08-07
CIK 77877

CONFORMED COPY




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,510,762 shares of the
Company's Common Stock ($.01 par value) were outstanding as of June 30, 1998.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION                                     Page No.

  Item 1.  Financial Statements

          Independent Auditors' Review Report                          1

          Condensed Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997                          2

          Condensed Consolidated Statements of Income -
          Three Months and Six Months Ended June 30, 1998 and 1997     4

          Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 1998 and 1997                          5

          Notes to Condensed Consolidated Financial Statements         6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                           11

 Item 6.  Exhibits and Reports on Form 8-K                            11

                        PART I - FINANCIAL INFORMATION

                      Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


          We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
August 5, 1998

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997



          ASSETS

                                                     1998             1997
                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                       $23,621,500     $46,561,000
 Accounts and notes receivable                     6,563,600       4,923,400
 Inventories                                         395,600         297,900
 Prepaid expenses                                  1,645,600       2,076,500

          Total current assets                    32,226,300      53,858,800



Properties and equipment                          77,129,800      67,792,200
 Less accumulated depreciation, depletion,
 and amortization                                 25,759,100      24,222,900

                                                  51,370,700      43,569,300

Other assets                                       1,194,500         983,500

                                                 $84,791,500     $98,411,600







                                                                   (Continued)

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      June 30, 1998 and December 31, 1997


               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                     1998            1997
                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses          $11,607,200     $12,424,300
 Advances for future drilling contracts           6,005,500      23,291,600
 Funds held for future distribution               1,257,600       1,659,700

          Total current liabilities              18,870,300      37,375,600


Other liabilities                                 2,208,600       1,684,000
Deferred income taxes                             3,419,300       3,585,900


Stockholders' equity:
 Common stock                                       155,100         152,500
 Additional paid-in capital                      31,615,000      31,617,600
 Warrants outstanding                                46,300          46,300
 Retained earnings                               28,535,300      24,014,200
 Unamortized stock award                            (58,400)        (64,500)

          Total stockholders' equity             60,293,300      55,766,100


                                                $84,791,500     $98,411,600






    See accompanying notes to condensed consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
               Three and Six Months ended June 30, 1998 and 1997
                                  (Unaudited)

                                               Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                             1998          1997         1998           1997

Revenues:
  Oil and gas well drilling operations   $ 8,209,200  $ 6,015,700   $23,698,400  $19,276,800
  Oil and gas sales                        9,392,500    7,581,300    17,432,500   16,348,800
  Well operations and pipeline income      1,079,700    1,117,500     2,146,500    2,248,100
  Other income                               480,200      202,900     1,131,600      451,500

                                          19,161,600   14,917,400    44,409,000   38,325,200

Costs and expenses:
  Cost of oil and gas well drilling
   operations                              7,085,800    4,439,400    20,076,200   15,758,800
  Oil and gas purchases
   and production costs                    8,429,100    7,155,400    15,883,500   14,716,400
  General and administrative expenses        611,000      592,900     1,051,100    1,091,500
  Depreciation, depletion, and
    amortization                             813,600      610,200     1,572,100    1,220,400
  Interest                                      -         101,900          -         204,500

                                          16,939,500   12,899,800    38,582,900   32,991,600

       Income before income taxes          2,222,100    2,017,600     5,826,100    5,333,600

Income taxes                                 497,700      611,700     1,305,000    1,424,100


       Net income                        $ 1,724,400  $ 1,405,900   $ 4,521,100  $ 3,909,500

Basic earnings per common share              $  .11        $  .13        $  .29       $  .37

Diluted earnings per common and
 common equivalent share                     $  .11        $  .12        $  .28       $  .33


      See accompanying notes to condensed consolidated financial statements.

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1998 and 1997
                                         (Unaudited)

                                                            1998           1997
Cash flows from operating activities:
      Net income                                     $ 4,521,100       3,909,500
      Adjustments to net income
       to reconcile to cash used in
       operating activities:
         Deferred federal income taxes                  (166,600)        279,100
         Depreciation, depletion & amortization        1,572,100       1,220,400
         Leasehold acreage expired or surrendered         84,500         120,000
         Employee compensation paid in stock               6,100           6,100
         Gain on disposal of assets                      (36,800)        (58,800)
         (Increase) decrease in current assets        (1,307,000)      2,065,800
         Increase in other assets                       (221,700)        (54,700)
         Decrease in current liabilities             (18,505,300)    (16,264,200)
         Increase in other liabilities                   524,600         148,300

               Total adjustments                     (18,050,100)    (12,538,000)

               Net cash used in operating activities (13,529,000)     (8,628,500)

Cash flows from investing activities:
      Capital expenditures                           (10,215,900)     (2,711,500)
      Proceeds from sale of leases                       758,600         729,000
      Proceeds from sale of other assets                  46,800          60,300
               Net cash (used in) provided by
                investing activities                  (9,410,500)     (1,922,200)

Cash flows from financing activities:
      Proceeds from sale of common stock                    -             21,900
      Retirement of debt                                    -         (1,625,000)

               Net cash used in financing activities        -         (1,603,100)

Net changes in cash and cash equivalents             (22,939,500)    (12,153,800)

Cash and cash equivalents, beginning of period        46,561,000      20,615,400
Cash and cash equivalents, end of period            $ 23,621,500     $ 8,461,600









     See accompanying notes to condensed consolidated financial statements.

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Condensed Consolidated Financial Statements
                                        June 30, 1998
                                         (Unaudited)


1.    Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form 10-K for 1997, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.    Basis of Presentation

         The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.    Oil and Gas Properties

      Oil and Gas Properties are reported on the successful efforts method.

4.    Earnings Per Share

      Computation of earnings per common and common equivalent share are as follows for the six months ended June 30, 1998 and 1997:

                                    Three Months Ended              Six Months Ended
                                           June 30,                     June 30,
                                      1998          1997             1998         1997
Weighted average common
 shares outstanding                15,510,762     10,485,753      15,500,513   10,482,625

Weighted average common and
 common equivalent shares outstanding16,406,990   11,699,595      16,395,395   11,696,467

Net income                        $ 1,724,400    $ 1,405,900     $ 4,521,100 $ 3,909,500

Basic earnings per common share       $  .11        $  .13            $  .29      $  .37

Diluted earnings per common and
 common equivalent share              $  .11        $  .12            $  .28      $  .33

5.    Acquisitions

      On June 12, 1998 the Company purchased for $3.1 million a majority interest in the assets of Pemco Gas, Inc., a Pennsylvania producing company. The assets include 122 natural gas wells, 2,700 undeveloped acres, gathering systems, natural gas compressors and other facilities. The Company estimates that its interest includes 4.7 Bcf of natural gas reserves. The Company utilized capital received from its Public Stock Offering to fund this purchase.

6.       Commitments and Contingencies

         The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas Inc., a regulated public utility, accounted for 7.7% of total revenues in the first six months of 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1998 Compared With June 30, 1997

         Revenues. Total revenues for the three months ended June 30, 1998 were $19.2 million compared to $14.9 million for the three months ended June 30, 1997, an increase of approximately $4.3 million, or 28.9 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the three months ended June 30, 1998 were $8.2 million compared to $6.0 million for the three months ended June 30, 1997, an increase of approximately $2.2 million, or 36.7 percent. Such increase resulted from higher volumes of drilling and completion activities, due to increased levels of drilling partnership-related financing. Oil and gas sales for the three months ended June 30, 1998 were $9.4 million compared to $7.6 million for the three months ended June 30, 1997, an increase of approximately $1.8 million, or 23.7 percent. Such increase was due primarily to the natural gas marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary, along with increased production from the Company's producing properties. Well operations and pipeline income for the three months ended June 30, 1998 remained relatively constant at approximately $1.1 million. Other income for the three months ended June
30, 1998 was $480,000 compared to $203,000 for the three months ended June 30, 1997, an increase of approximately $277,000, or 136.5 percent. Such increase resulted from interest earned on higher average cash balances.


         Costs and expenses. Costs and expenses for the three months ended June 30, 1998 were $16.9 million compared to $12.9 million for the three months ended June 30, 1997, an increase of approximately $4.0 million or 31.0 percent. Oil and gas well drilling operations costs for the three months ended June 30, 1998 were $7.1 million compared to $4.4 million for the three months ended June 30, 1997, an increase of approximately $2.7 million, or
61.4 percent. Such increase resulted from additional expenses resulting from the increased drilling activity. Oil and gas purchases and production costs for the three months ended June 30, 1998 were $8.4 million compared to $7.2 million for the three months ended June 30, 1997, an increase of approximately $1.2 million or 16.7 percent. Such increase was due primarily to natural gas purchases by RNG for resale. General and administrative expenses for the three months ended June 30, 1998 increased to $611,000 compared with $593,000 for the three months ended June 30, 1997. Depreciation, depletion, and amortization costs for the three months ended June 30, 1998 were $814,000 compared to $610,000 for the three months ended June 30, 1997, an increase of $204,000 or 33.4 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were eliminated after the Company extinguished the balance on its bank credit line in November 1997.

         Net income. Net income for the three months ended June 30, 1998 was $1.7 million compared to a net income of $1.4 million for the three months ended June 30, 1997, an increase of approximately $300,000 or 21.4 percent.


Six Months Ended June 30, 1998 Compared with June 30, 1997

         Revenues. Total revenues for the six months ended June 30, 1998 were $44.4 million compared to $38.3 million for the six months ended June
30, 1997, an increase of approximately $6.1 million, or 15.9 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the six months ended June 30, 1998 were $23.7 million compared to $19.3 million for the six months ended June 30, 1997, an increase of approximately $4.4 million, or 22.8 percent. Such increase resulted from higher volumes of drilling and completion activities, due to increased levels of drilling partnership-related financing. Oil and gas sales for the six months ended June 30, 1998 were $17.4 million compared to $16.3 million for the six months ended June 30, 1997, an increase of approximately $1.1 million, or 6.7 percent. Such increase was due primarily to the natural gas marketing activities of RNG, along with increased production from the Company's producing properties offset in part by lower average sales prices from the Company's producing properties and lower volumes of gas purchased for resale. Well operations and pipeline income for the six months ended June 30 1998 remained relatively constant at approximately $2.2 million. Other income for the six months ended June 30, 1998 was $1.1 million compared to $451,000 for the six months ended June 30, 1997, an increase of approximately $649,000, or 143.9 percent. Such increase resulted from interest earned on higher average cash balances.

         Costs and expenses. Costs and expenses for the six months ended June 30, 1998 were $38.6 million compared to $33.0 million for the six months ended June 30, 1997, an increase of approximately $5.6 million or 17.0 percent. Oil and gas well drilling operations costs for the six months ended June 30, 1998 were $20.1 million compared to $15.8 million for the six months ended June 30, 1997, an increase of approximately $4.3 million, or 27.2 percent. Such increase resulted from additional expenses resulting from the increased drilling activity. Oil and gas purchases and production costs for the six months ended June 30, 1998 were $15.9 million compared to $14.7 million for the six months ended June 30, 1997, an increase of approximately $1.2 million, or 8.2 percent. Such increase was due primarily to natural gas marketing activities of RNG offset in part by lower volumes of gas purchased for resale by the Company. General and administrative expenses for the six months ended June 30, 1998 remained relatively constant at approximately
$1.1 million. Depreciation, depletion, and amortization costs for the six months ended June 30, 1998 were $1.6 million compared to $1.2 million for the six months ended June 30, 1997, an increase of approximately $400,000 or 33.3 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were eliminated after the Company extinguished the balance on its bank credit line in November 1997.

         Net income. Net income for the six months ended June 30, 1998 was $4.5 million compared to a net income of $3.9 million for the six months ended June 30, 1997, an increase of approximately $600,000 or 15.4 percent.

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

         The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of June 30, 1998, no balance is outstanding on the line of credit. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

         The Company closed its first drilling program of 1998 in the second quarter and has drilled the wells in the second and third quarters of 1998.
The Company's first drilling program of 1998 closed with approximately 27% higher subscriptions than the first program of 1997. The Company will close its second drilling program of 1998 in September, 1998 and will drill the wells during the third and fourth quarters of 1998. Additional programs are scheduled to close in November and December of 1998. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership.
The Company has adequate capital to meet this funding obligation. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

         The Company was notified that it had submitted a successful bid for the acquisition of Columbia Gas Transmission Company's Rimersburg natural gas gathering system, located in northern Pennsylvania. If consummated, this transaction would occur in the third or fourth quarter of 1998 and would add to the Company's existing natural gas gathering system 207 miles of pipeline located in an area contiguous to the Company's Pennsylvania drilling operations, at a cost to the Company of $1.4 million.

         In the fourth quarter of 1997, the Company completed a public offering of 4,077,500 shares of its common stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of the common stock has been partially used to extinguish the balance on the Company's bank credit line and to purchase producing oil and gas properties. The remaining $13 million will be used primarily to fund development drilling on new and existing properties, acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.

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

         On June 12, 1998 the Company purchased for $3.1 million a majority interest in the assets of Pemco Gas, Inc., a Pennsylvania producing company. The assets include 122 natural gas wells, 2,700 undeveloped acres, gathering systems, natural gas compressors and other facilities. The Company estimates that its interest includes 4.7 Bcf of natural gas reserves. The Company utilized capital received from its Public Stock Offering to fund this purchase.

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

         Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the
Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Company had not determined the impact that SFAS No. 133 will have on its financial statements.

                                                             CONFORMED COPY


                                PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.



                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Petroleum Development Corporation
                                                   (Registrant)




Date:     August 7, 1998                            /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:     August 7, 1998                            /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                        Executive Vice President
                                                        and Treasurer