Form 10-Q
period 1998-09-30
PETROLEUM DEVELOPMENT CORP
filed 1998-11-06
CIK 77877

CONFORMED COPY




                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              FORM 10-Q


                      [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                               the Securities and Exchange Act of 1934
                               For the period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,510,762 shares of the Company's Common Stock ($.01 par value) were outstanding as of September 30, 1998.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                                INDEX

PART I - FINANCIAL INFORMATION                                                       Page No.

  Item 1.  Financial Statements

             Independent Auditors' Review Report                                           1

             Condensed Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997                                      2

             Condensed Consolidated Statements of Income - Three
             Months and Nine Months Ended September 30, 1998 and 1997                       4

             Condensed Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1998 and 1997                                      5

             Notes to Condensed Consolidated Financial Statements                          6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                           7

PART II      OTHER INFORMATION

 Item 1.     Legal Proceedings                                                            12

 Item 4.     Submission of Matters to a Vote of Security Holders                          12

 Item 6.     Exhibits and Reports on Form 8-K                                             12



                                   PART I - FINANCIAL INFORMATION

                                 Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


             We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                         KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
November  5, 1998

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                Condensed Consolidated Balance Sheets
                              September 30, 1998 and December 31, 1997





             ASSETS

                                                                     1998                  1997
                                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                                       $21,987,000          $46,561,000
 Accounts and notes receivable                                     7,103,800            4,923,400
 Inventories                                                                              398,500
297,900
 Prepaid expenses                                                  1,953,300            2,076,500

             Total current assets                                 31,442,600           53,858,800



Properties and equipment                                          81,555,000           67,792,200
 Less accumulated depreciation, depletion,
 and amortization                                                 26,483,200           24,222,900

                                                                  55,071,800           43,569,300

Other assets                                                      1,574,200               983,500

                                                                 $88,088,600          $98,411,600







                                                                   (Continued)

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                              September 30, 1998 and December 31, 1997




               LIABILITIES AND
             STOCKHOLDERS' EQUITY

                                                                    1998                 1997
                                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses                          $11,796,700          $12,424,300
 Advances for future drilling contracts                           8,111,300           23,291,600
 Funds held for future distribution                               1,589,500            1,659,700

             Total current liabilities                           21,497,500           37,375,600


Other liabilities                                                 2,301,400            1,684,000
Deferred income taxes                                             3,413,200            3,585,900


Stockholders' equity:
 Common stock                                                       155,100              152,500
 Additional paid-in capital                                      31,615,000           31,617,600
 Warrants outstanding                                                46,300               46,300
 Retained earnings                                               29,115,500           24,014,200
 Unamortized stock award                                            (55,400)             (64,500)

             Total stockholders' equity                          60,876,500           55,766,100


                                                                $88,088,600          $98,411,600






        See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Income
                       Three and Nine Months Ended September 30, 1998 and 1997
                                             (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                              September 30,                       September 30,
                                                            1998             1997             1998              1997

Revenues:
   Oil and gas well drilling operations                 $ 5,764,600     $ 5,265,300       $29,463,000     $24,542,100
   Oil and gas sales                                      9,273,300       7,363,300        26,705,800      23,712,100
   Well operations and pipeline income                    1,190,900       1,111,500         3,337,400       3,359,600
   Other income                                             420,600         214,900         1,552,200         666,400

                                                         16,649,400      13,955,000        61,058,400      52,280,200

Costs and expenses:
  Cost of oil and gas well drilling
   operations                                             5,217,900       3,833,500        25,294,100      19,592,300
  Oil and gas purchases
   and production costs                                   9,175,000       6,968,800        25,058,500      21,685,200
  General and administrative expenses                       731,600         631,900         1,782,700       1,723,400
  Depreciation, depletion, and
    amortization                                            764,300         607,400         2,336,400       1,827,800
  Interest                                                     -             83,600             -             288,100

                                                         15,888,800      12,125,200        54,471,700      45,116,800

       Income before income taxes                           760,600       1,829,800         6,586,700       7,163,400

Income taxes                                                180,400         376,800         1,485,400       1,800,900


       Net income                                       $   580,200     $ 1,453,000       $ 5,101,300     $ 5,362,500

Basic earnings per common share                           $  .04           $  .14            $  .33            $  .51

Diluted earnings per common and
 common equivalent share                                  $  .03           $  .12            $  .31            $  .46


       See accompanying notes to condensed consolidated financial statements.


                                                          -4-
                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         Condensed Consolidated Statements of Cash Flows
                          Nine Months Ended September 30, 1998 and 1997
                                       (Unaudited)

                                                                             1998               1997
Cash flows from operating activities:
        Net income                                                     $ 5,101,300          $ 5,362,500
        Adjustments to net income
         to reconcile to cash used in
         operating activities:
            Deferred federal income taxes                                 (172,700)             374,900
            Depreciation, depletion & amortization                       2,336,400            1,827,800
            Leasehold acreage expired or surrendered                       144,500              100,000
            Employee compensation paid in stock                              9,200                9,200
            Gain on disposal of assets                                     (43,300)             (69,500)
            (Increase) decrease in current assets                       (2,157,800)           1,158,400
            Increase in other assets                                      (610,500)            (117,200)
            Decrease in current liabilities                            (15,878,100)         (13,970,300)
            Increase in other liabilities                                  617,400              216,700

                    Total adjustments                                  (15,754,900)         (10,470,000)

                    Net cash used in operating activities              (10,653,600)          (5,107,500)

Cash flows from investing activities:
        Capital expenditures                                           (14,895,800)          (5,856,900)
        Proceeds from sale of leases                                       922,100              882,800
        Proceeds from sale of other assets                                  53,300               71,000
                    Net cash used in investing activities              (13,920,400)          (4,903,100)

Cash flows from financing activities:
        Proceeds from sale of common stock                                    -               2,017,200
        Retirement of debt                                                    -              (2,320,000)

                    Net cash used in financing activities                     -                (302,800)

Net changes in cash and cash equivalents                               (24,574,000)         (10,313,400)

Cash and cash equivalents, beginning of period                          46,561,000           20,615,400
Cash and cash equivalents, end of period                              $ 21,987,000          $10,302,000









       See accompanying notes to condensed consolidated financial statements.

                                                          -5-
                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         Notes to Condensed Consolidated Financial Statements
                                       September 30, 1998
                                           (Unaudited)


1.      Accounting Policies

        Reference is hereby made to the Company's Annual Report on Form 10-K for 1997, which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.      Basis of Presentation

        The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.      Oil and Gas Properties

        Oil and Gas Properties are reported on the successful efforts method.

4.      Earnings Per Share

        Computation of earnings per common and common equivalent share are as follows for the six months ended September 30, 1998 and 1997:

                                                    Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                                   1998             1997                  1998              1997
Weighted average common
 shares outstanding                             15,510,762        10,567,927           15,503,967        10,511,028

Weighted average common and
 common equivalent shares outstanding           16,324,670        12,038,142           16,356,520        11,775,663

Net income                                     $   580,200       $ 1,453,000          $ 5,101,300      $ 5,362,500

Basic earnings per common share                  $  .04            $  .14                $  .33          $  .51

Diluted earnings per common and
 common equivalent share                         $  .03            $  .12                $  .31          $  .46

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

6.       Commitments and Contingencies

         The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas Inc., a regulated public utility, accounted for 6.8% of total revenues in the first nine months of 1998.

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

7.       Subsequent Event

         On November 2, 1998 the Company announced that it has agreed to purchase all of the working interest in a 13 well Antrim Shale production unit and adjacent development locations in Montmorency County, Michigan. The company estimates that the purchase includes approximately 4 Bcf of proved developed producing reserves and 1.5 Bcf of proved undeveloped reserves, with an acquisition cost of approximately $2.8 million. The effective date of the transaction is November 1, 1998 with closing scheduled for November 16, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1998 Compared With September 30, 1997

            Revenues. Total revenues for the three months ended September 30, 1998 were $16.6 million compared to $14.0 million for the three months ended September 30, 1997, an increase of approximately $2.6 million, or 18.6 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the three months ended
September 30, 1998 were $5.8 million compared to $5.3 million for the three months ended September 30, 1997, an increase of approximately $500,000, or
9.4 percent. Such increase resulted from higher volumes of drilling and completion activities due to increased levels of drilling partnership-related financing. Oil and gas sales for the three months ended September 30, 1998 were $9.3 million compared to $7.4 million for the three months ended September 30, 1997, an increase of approximately $1.9 million, or 25.7 percent. Such increase was due primarily to the natural gas marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary, along with increased production from the Company's producing properties, offset in part by lower average sales prices from the Company's producing properties. Well operations and pipeline income for the three months ended September 30, 1998 were $1.2 million compared to $1.1 million for the three months ended September 30, 1997, an increase of approximately $100,000, or
9.1 percent. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the three months ended September 30, 1998 was $421,000 compared to $215,000 for the three months ended September 30, 1997, an increase of approximately $206,000, or 95.8 percent. Such increase resulted from interest earned on higher average cash balances.

            Costs and expenses. Costs and expenses for the three months ended September 30, 1998 were $15.9 million compared to $12.1 million for the three months ended September 30, 1997, an increase of approximately $3.8 million or 31.4 percent. Oil and gas well drilling operations costs for the three months ended September 30, 1998 were $5.2 million compared to $3.8 million for the three months ended September 30, 1997, an increase of approximately $1.4 million, or 36.8 percent. Such increase resulted from additional expenses resulting from the increased drilling activity. Oil and gas purchases and production costs for the three months ended September 30, 1998 were $9.2 million compared to $7.0 million for the three months ended September 30, 1997, an increase of approximately $2.2 million or 31.4 percent. Such increase was due primarily to natural gas purchases by RNG for resale along with production costs associated with the increased production from the Company's producing properties. General and administrative expenses for the three months ended September 30, 1998 increased to $732,000 compared with $632,000 for the three months ended September 30, 1997. Depreciation, depletion, and amortization costs for the three months ended September 30, 1998 were $764,000 compared to $607,000 for the three months ended September 30, 1997, an increase of $157,000 or 25.9 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were eliminated after the Company extinguished the balance on its bank credit line in November 1997.

            Net income. Net income for the three months ended September 30, 1998 was $580,000 compared to a net income of $1,453,000 for the three months ended September 30, 1997, a decrease of approximately $873,000.

Nine Months Ended September 30, 1998 Compared with September 30, 1997

            Revenues. Total revenues for the nine months ended September 30, 1998 were $61.1 million compared to $52.3 million for the nine months ended September 30, 1997, an increase of approximately $8.8 million, or 16.8 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the nine months ended September 30, 1998 were $29.5 million compared to $24.5 million for the nine months ended September 30, 1997, an increase of approximately $5.0 million, or 20.4 percent. Such increase resulted from higher volumes of drilling and completion activities, due to increased levels of drilling partnership-related financing. Oil and gas sales for the nine months ended September 30, 1998 were $26.7 million compared to $23.7 million for the nine months ended September 30, 1997, an increase of approximately $3.0 million, or 12.7 percent. Such increase was due primarily to the natural gas marketing activities of RNG, along with increased production from the Company's producing properties offset in part by lower average sales prices from the Company's producing properties and lower volumes of gas purchased for resale. Well operations and pipeline income for the nine months ended September 30, 1998 remained relatively constant at approximately $3.3 million. Other income for the nine months ended September 30, 1998 was $1.6 million compared to $666,000 for the nine months ended September 30, 1997, an increase of approximately $934,000, or 140.2 percent. Such increase resulted from interest earned on higher average cash balances.

            Costs and expenses. Costs and expenses for the nine months ended September 30, 1998 were $54.5 million compared to $45.1 million for the nine months ended September 30, 1997, an increase of approximately $9.4 million or 20.8 percent. Oil and gas well drilling operations costs for the nine months ended September 30, 1998 were $25.3 million compared to $19.6 million for the nine months ended September 30, 1997, an increase of approximately $5.7 million, or 29.1 percent. Such increase resulted from additional expenses resulting from the increased drilling activity. Oil and gas purchases and production costs for the nine months ended September 30, 1998 were $25.1 million compared to $21.7 million for the nine months ended September 30, 1997, an increase of approximately $3.4 million, or 15.7 percent. Such increase was due primarily to natural gas marketing activities of RNG along with production costs associated with the increased production from the Company's producing properties, offset in part by lower volumes of gas purchased for resale by the Company. General and administrative expenses for the nine months ended September 30, 1998 remained relatively constant at approximately $1.7 million. Depreciation, depletion, and amortization costs for the nine months ended September 30, 1998 were $2.3 million compared to $1.8 million for the nine months ended September 30, 1997, an increase of approximately $500,000 or 27.8 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were eliminated after the Company extinguished the balance on its bank credit line in November 1997.

            Net income. Net income for the nine months ended September 30, 1998 was $5.1 million compared to a net income of $5.4 million for the nine months ended September 30, 1997, a decrease of approximately $300,000 or 5.6 percent.

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

            The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of September 30, 1998, no balance is outstanding on the line of credit. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999.

            The Company closed its first drilling program of 1998 in the second quarter and has drilled the wells in the second and third quarters of 1998. The Company's first drilling program of 1998 closed with $5.3 million in investor subscriptions, approximately 27% higher subscriptions than the first program of 1997. The Company closed its second drilling program of 1998 in September and have drilled wells during the third and fourth quarters of 1998. This second drilling program of 1998 closed with $7.1 million in investor subscriptions, approximately 5.7% higher subscriptions than the second program of 1997. Additional programs are scheduled to close in November and December of 1998. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The Company has adequate capital to meet this funding obligation. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

            The Company was notified that it had submitted a successful bid for the acquisition of Columbia Gas Transmission Company's Rimersburg natural gas gathering system, located in northern Pennsylvania. If consummated, this transaction would be signed in the fourth quarter of 1998 and upon regulatory approval the funding would occur in the second quarter of 1999. This acquisition would add to the Company's existing natural gas gathering system 207 miles of pipeline located in an area contiguous to the Company's Pennsylvania drilling operations, at a cost to the Company of $1.4 million.

            In the fourth quarter of 1997, the Company completed a public offering of 4,077,500 shares of its common stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of the common stock has been partially used to extinguish the balance on the Company's bank credit line and to purchase producing oil and gas properties. The remaining $10 million will be used primarily to fund development drilling on new and existing properties, acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.

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

            On November 2, 1998 the Company announced that it has agreed to purchase all of the working interest in a 13 well Antrim Shale production unit and adjacent development locations in Montmorency County, Michigan. The company estimates that the purchase includes approximately 4 Bcf of proved developed producing reserves and 1.5 Bcf of proved undeveloped reserves, with an acquisition cost of approximately $2.8 million. The effective date of this transaction is November 1, 1998 with closing scheduled for November 16, 1998.

            The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

Year 2000 Issue

State of Readiness

            The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. The Company has assessed the extent of the Year
2000 Issues affecting the Company. The Company believes that the new computer system including operating software currently being installed along with modifications being made by the Company's computer technicians will address the dating system flaw inherent in most operating systems. The Company expects to be fully Year 2000 Compliant by the end of 1998.


            The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by March 31, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

            Expenditures related to Year 2000 remediation are not expected to exceed $25,000. These expenditures include costs related to the data processing transition, a new computer system, purchase of software, modifications and implementation costs. A portion of these costs are being capitalized and will be amortized over the estimated useful life of the asset beginning in the third quarter of 1998. The remainder of these costs have been or will be expensed as incurred. Management believes that the cost to become Year 2000 Compliant is not material to the Company's financial position or results of operations.

Risks of Year 2000 Issues

            The Company presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to the Company's business.

Contingency Plan

            The Company has a contingency plan, and will implement it on any system that remains non-complaint at December 31, 1998, if any, by early 1999.

New Accounting Standards

            The Company will implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in its full year 1998 financial statements. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's result of operations or financial condition. In the year of adoption, the disclosure requirements of SFAS No. 131 need not be applied to interim financial statements.


            Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures contracts, outstanding at the date of adoption.

                                             PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

                 The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) An annual meeting of the Registrant's stockholders was held on September 4, 1998.

            (c) The following matters were voted upon with the results as indicated below:

                 1.  Common Stock
                     a. Increase the number of authorized shares of common stock.
                     b.  Repeal Class A Common Stock
                     c. Restatement of Articles of Incorporation to Conform to Nevada Law.
                         Number of Votes Casted For - 11,621,944
                         Number of Votes Casted Against - 939,894
                         Number of Abstentions or Withheld - 104,822

                 2. Limitation of Personal Liability of Directors and Officers of the Company.
                     Number of Votes Casted For - 12,055,982
                     Number of Votes Casted Against - 699,760
                     Number of Abstentions or Withheld - 108,314

                 3. Ratification of Selection of KPMG Peat Marwick as Independent Accountants
                     Number of Votes Casted For - 12,500,613
                     Number of Votes Casted Against - 52,608
                     Number of Abstentions or Withheld - 66,748

Item 6.     Exhibits and Reports on Form 8-K

                 (a) None.

                 (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

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


                     Petroleum Development Corporation
                            (Registrant)




Date:        November 6, 1998                          /s/ Steven R. Williams
                                                           Steven R. Williams
                                                           President


Date:        November 6, 1998                         /s/ Dale G. Rettinger
                                                          Dale G. Rettinger
                                                          Executive Vice
                                                          President
                                                          and Treasurer