Form 10-K
period 1998-12-31
PETROLEUM DEVELOPMENT CORP
filed 1999-03-17
CIK 77877

CONFORMED COPY

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

-  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1999, 15,737,795 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $42,401,823 (based on the last traded price of $3.344).

                        DOCUMENTS INCORPORATED BY REFERENCE
Document                                                Form 10-K Part III
Proxy                                                   Items 11 and 12

                                     PART I
Item 1.  Business

      The Company is a regional independent energy company engaged primarily in the development, production and marketing of natural gas. The Company has grown primarily through increased drilling and development activities, the acquisition and subsequent development of natural gas producing wells and the expansion of its natural gas marketing activities. As of December 31, 1998, the Company operated approximately 1,600 wells located in the Appalachian and Michigan Basins, and had net proved reserves of 80.8 Bcf of natural gas. The Company's wells currently produce an aggregate of approximately 27,000 Mcf of natural gas per day, of which the Company's share is approximately 7,500 Mcf.

      The majority of the wells operated by the Company are located in the West Virginia and Pennsylvania portions of the Appalachian Basin. The Appalachian Basin is characterized by shallow developmental wells, which generally have provided highly predictable drilling success rates. In addition, because wells drilled in the Appalachian Basin are closer to the large demand centers for natural gas in the northeastern United States, natural gas from this area typically has commanded a price premium relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. In 1997, the Company commenced drilling in the Antrim shale formation of the Michigan Basin, and, through December 31, 1998, had drilled 122 wells in this location. In addition to its drilling activities, the Company purchases natural gas producing properties. During 1998, the Company purchased 133 net wells.

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

      Since 1984, the Company has sponsored limited partnerships formed to engage in drilling operations. The Company typically retains a 20% ownership interest in these drilling limited partnerships. In 1998, the Company raised $40.9 million through four public drilling partnerships, making it the sponsor of the largest public oil and gas partnership program in the United States in that year. The drilling programs have provided the Company with access to the capital resources necessary to expand its drilling opportunities and to maintain the infrastructure necessary to support such activities.

Industry Overview

      Natural gas is the second largest energy source in the United States, after liquid petroleum. The 22 Tcf of natural gas consumed in 1997 represented approximately 23% of the total energy used in the United States. Natural gas is consumed in the United States as follows: 46% by industrial end-users as feedstock for products such as plastic and fertilizer or as the energy source for producing products such as glass; 23% and 15% by residential and commercial end-users, respectively, for uses including heating, cooling and cooking; 13.4% by utilities for the generation of electricity; and the remainder for transportation purposes.

      The Company believes that the market for natural gas will grow in the future. The demand for natural gas has increased due to four main factors:

      - Efficiency. Relative to other energy sources, natural gas losses during transportation from source to destination are slight, averaging only about 9% of the natural gas energy.

      - Environmentally favorable. Natural gas is the cleanest and most environmentally safe of the fossil fuels.

      - Safety. The delivery of natural gas is among the safest means of distributing energy to customers, as the natural gas transmission system is fixed and is located underground.

      - Price. The deregulation of the natural gas industry and a favorable regulatory environment have resulted in end-users' ability to purchase natural gas on a competitive basis from a greater variety of sources.

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

      During 1998 the Company began to establish a lease position in the Rocky Mountain producing region. While the region is believed to hold substantial undeveloped natural gas resources, it is relatively undeveloped compared to other producing regions. Recent additions to pipeline capacity in the region have made the area more attractive for development. Gas from the region will generally sell for less than gas in the Appalachian and Michigan Basins, but costs of development are expected to be less. During 1998, the Company leased 39,500 acres of oil and gas development rights acres in Utah, and was investigating opportunities in several other areas.

Business Strategy

      The Company's objective is to expand its natural gas reserves, production and revenues through a strategy that includes the following key elements:

      Expand drilling operations. The Company has had one of the most active drilling programs in the Northeast in the 1990's and will seek to continue to build on the experience developed in drilling more than 625 shallow natural gas wells since 1993. The Company drilled 214 wells in 1998, compared to 168 for the year of 1997. The Company believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 1998, the Company had

62,600 net undeveloped acres in the Michigan Basin, 34,990 net undeveloped acres in the Appalachian Basin and 39,500 acres in Utah. As drilling activity increases, the Company benefits as its fixed costs may be spread over a larger number of wells.

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

      Pursue geographic expansion. The Company has a proven ability to drill and operate shallow natural gas wells successfully. There are a number of areas outside the Appalachian Basin where drilling and operating characteristics are similar to those in Appalachia. For example, since 1996, the Company expanded into the Michigan Basin, which permitted the Company to leverage its expertise developed in the Appalachian Basin because of the similarities in methods of drilling, depth, equipment and operations. Moreover, expected reserves and production levels of two to three times that of Appalachian levels for a similar investment should more than offset higher expected operating costs. The Company will continue to evaluate opportunities to expand geographically on an ongoing basis.

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

      On the basis of these models, the geologists instruct the Company's land department to obtain available natural gas leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, the Company pays a lease bonus and annual rental payments, converting, upon initiation of production, to a 12.5% royalty on gross production revenue in return for obtaining the leases. In some instances of particularly attractive properties, additional overriding royalty payments may be made to third parties or royalty owners. As of December 31, 1998, the Company had a total leasehold inventory of approximately 220,820 gross acres and 214,090 net acres. See--"Properties--Natural Gas Leases."

Drilling Activities

      When prospects have been identified and leased, the Company develops these properties by drilling wells. In 1998, the Company drilled a total of 214 wells, of which 11 were dry holes. Typically, the Company will act as driller-operator for these prospects, entering into contracts with partnerships, including Company-sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. See "Financing of Drilling Activities."

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

      In 1996, the Company purchased approximately 188 producing wells from Angerman Associates, Inc. The wells, located primarily in Gilmer County, West Virginia, added more than four Bcf of proved producing reserves at December 31, 1996, in addition to several proved undeveloped locations. During 1998 the Company purchased an 80% interest in 122 producing wells located in Pennsylvania from Pemco, and a 100% working interest in 13 producing wells in Michigan, as well as certain well interests in its Company sponsored partnerships. These acquistions added 12 Bcf to the Company's reserves at December 31, 1998.

Production

      The following table shows the Company's net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last five years.

                                       Year Ended December 31,
                             1998      1997     1996     1995      1994

Production(1):
  Oil(MBbls)                    8          9       7       11        11
  Natural Gas (MMcf)        2,453      1,810   1,495    1,336     1,195
  Equivalent MMcfs(2)       2,501      1,864   1,537    1,402     1,261
Average sales price:
  Oil (per Bbl)            $10.61     $16.10  $16.35   $15.80   $14,.41
  Natural gas (per Mcf)     $2.46      $2.88   $3.04    $1.75     $2.01
Average production cost
  (lifting cost) per
  equivalent Mcf(3)         $0.61      $0.65   $0.63    $0.53     $0.58
----------

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

Well Operations

      The Company currently operates approximately 1,422 natural gas wells in the Appalachian Basin and 129 natural gas wells in the Michigan Basin. The Company also operates 50 oil wells in the Appalachian Basin. The Company's ownership interest in these wells ranges from 0% to 100%, and, on average, the Company has an approximate 43% ownership interest in the wells it operates. Currently these wells produce an aggregate of about 27,000 Mcf of natural gas per day, including the Company's share of 7,500 Mcf per day.

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

Item 2. Properties

Drilling Activity

      The following table summarizes the Company's development drilling activity for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. The Company's exploratory wells drilled in the past five years consist of one dry hole (0.19 net) drilled in 1998.

                                            Development Wells Drilled

                            Total            Productive Gas          Dry
                        Drilled   Net       Drilled    Net     Drilled   Net

      1994                75     13.76        71      13.00       4      .76
      1995                72     13.40        64      11.80       8     1.60
      1996                97     17.44        92      16.46       5      .98
      1997               168     40.72       158      38.00      10     2.72
      1998               214     58.11       203      55.34      11     2.77

           Total         626    143.43       588     134.60      38     8.83

Summary of Productive Wells

The table below shows the number of the Company's productive gross and net wells at December 31, 1998.

                                            WELLS
                                   Gas                   Oil
Location                  Gross            Net    Gross         Net
Michigan                    129          60.50       -          -
Ohio                         16           5.51       5          2.34
Pennsylvania                443         142.60       -          -
Tennessee                     1           0.71      39         15.81
West Virginia               962         461.90       6          2.58
   Total                  1,551         671.22      50         20.73

Reserves

       All of the Company's oil and natural gas reserves are located in the United States. The Company's approximate net proved reserves were estimated by Wright & Company, Inc. independent petroleum engineers ("Wright & Company"), to be 80,819,000 Mcf of natural gas and 29,000 Bbls of oil at December 31, 1998; 57,243,000 Mcf of natural gas and 45,000 Bbls of oil at December 31, 1997; and 43,312,000 Mcf of natural gas and 81,000 Bbls of oil at December 31, 1996.

       The Company's approximate net proved developed reserves were estimated, by Wright & Company to be 64,562,000 Mcf of natural gas and 29,000 Bbls of oil at December 31, 1998; 42,411,000 Mcf of natural gas and 45,000 Bbls of oil at December 31, 1997; and 35,516,000 Mcf of natural gas and 81,000 Bbls of oil at December 31, 1996.

       No major discovery or other favorable or adverse event that would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1998. Reserves cannot be measured exactly, as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

       The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated by Wright & Company in 1998, 1997 and 1996 to be $30.2 million as of December 31, 1998, $27.9 million as of December 31, 1997, and $34.3 million as of December 31, 1996. These amounts are based on year-end prices at the respective dates. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

Net Proved Natural Gas and Oil Reserves

       The proved reserves of natural gas and oil of the Company as estimated by Wright & Company at December 31, 1998 are set forth below. These reserves have been prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 1998 to December 31, 1998, all of which are located within the United States, is shown below:

                                                       Natural Gas (Mcf)

 Proved developed and undeveloped reserves:
 Beginning of year (January 1, 1998)                         57,243,000
 Revisions of previous estimates                             (3,517,000)
 Beginning of year as revised                                53,726,000
 New discoveries and extensions                              23,552,000
 Dispositions, to partnerships                               (6,009,000)
 Acquisitions                                                12,003,000
 Production                                                  (2,453,000)
 End of period (December 31, 1998)                           80,819,000

 Proved developed reserves:
 Beginning of year (January 1, 1998)                         42,411,000
 End of period (December 31, 1998)                           64,562,000

                                                              Oil (Bbls)
Proved developed and undeveloped reserves:
Beginning of year (January 1, 1998)                              45,000
Revisions of previous estimates                                 (10,000)
Beginning of year as revised                                     35,000
Dispositions                                                        -
Acquisitions                                                      2,000
Production                                                       (8,000)
End of period (December 31, 1998)                                29,000

Proved developed reserves:
Beginning of year (January 1, 1998)                              45,000
End of period (December 31, 1998)                                29,000

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Natural Gas and Oil Reserves

       Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves. Future cash inflows are computed by applying year-end prices of natural gas and oil relating to the Company's proved reserves to year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at December 31, 1998 to the future pretax net cash flows, less the tax basis of the properties, and gives effect to permanent differences, tax credits and allowances related to the properties.

                                                       December 31, 1998

Future estimated cash flows                                $186,598,000
Future estimated production and development costs           (95,670,000)
Future estimated income tax expense                         (20,322,000)
Future net cash flows                                        70,606,000
10% annual discount for estimated
 timing of cash flows                                       (40,412,000)
Standardized measure of discounted
 future estimated net cash flows                           $ 30,194,000

       The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows from January 1, 1998 through December 31, 1998:

 Sales of oil and natural gas production,
  net of production costs                                  $ (4,605,000)
 Net changes in prices and production costs                 (23,083,000)
 Extensions, discoveries and improved recovery,
  less related cost                                          18,615,000
 Dispositions to partnerships                                (5,762,000)
 Acquisitions                                                13,938,000
 Development costs incurred during the period                14,903,000
 Revisions of previous quantity estimates                    (5,605,000)
 Changes in estimated income taxes                              459,000
 Accretion of discount                                        1,224,000
 Other                                                       (7,826,000)
                                                           $  2,258,000

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

       Substantially all of the Company's natural gas and oil reserves have been mortgaged or pledged as security for the Company's credit agreement. See Note 3 of Notes to Consolidated Financial Statements.

Natural Gas Leases

       The following table sets forth, as of December 31, 1998, the acres of developed and undeveloped natural gas and oil properties in which the Company had an interest, listed alphabetically by state.

                          Developed             Undeveloped
                           Acreage                Acreage
                        Gross     Net         Gross       Net
       Michigan        19,200   18,400       67,420     62,600
       Ohio               740      740        1,300      1,220
       Pennsylvania     4,460    4,460       18,600     18,470
       Tennessee        5,400    5,400         -          -
       Utah              -        -          39,500     39,500
       West Virginia   48,900   48,000       15,300     15,300
      Total            78,700   77,000      142,120    137,090

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

       The Company sells its natural gas to industrial end-users and utilities. One customer, Hope Gas, Inc., a regulated public utility ("Hope Gas"), accounted for 12.6% of the Company's revenues from oil and gas sales (5.4% of total revenues) in 1998; 26.6% of the Company's revenues from oil and gas sales (12.0% of total revenues) in 1997 and 30.7% of the Company's revenues from oil and gas sales (16.1% of total revenues) in 1996. The Company and Hope Gas are parties to a Pipeline Purchase Agreement, which expires on May 31, 1999, pursuant to which agreement the Company must deliver to Hope Gas, upon demand, minimum quantities of natural gas (4,500 dth per day delivered directly to Hope Gas's pipelines and 11,000 dth per day for total deliveries including both direct and transferred volumes). The Company and Hope Gas are also parties to a Master Gas Purchase Agreement, which expires on May 31, 1999, pursuant to which the Company must offer to Hope Gas all volumes of natural gas available at specific points of delivery, up to the minimum delivery requirements of the Pipeline Purchase Agreement. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's total revenues during 1998, 1997 or 1996.

       At December 31, 1998, natural gas produced by the Company sold at prices per Mcf ranging from $0.90 to $3.28, depending upon well location, the date of the sales contract and whether the natural gas was sold in interstate or intrastate commerce. The weighted net average price of natural gas sold by the Company during 1998 was $2.46 per Mcf.

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

       In West Virginia, Pennsylvania and Michigan, the Company markets natural gas from its own wells and wells operated for its investment partnerships. The gas is marketed to natural gas utilities, pipelines and industrial and commercial customers, either directly through the Company's gathering system, or utilizing transportation services provided by regulated interstate pipeline companies.

Hedging Activities

       The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price volatility stemming from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures and option contracts. The contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three- to twelve-month period. Company policy prohibits the use of natural gas futures or options for speculative purposes and permits utilization of hedges only if there is an underlying physical position.

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

       Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market. The Company continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Company may also close out any portion of hedges that may exist from time to time. As of December 31, 1998, there were 73 existing hedge positions. Total natural gas purchased and sold under hedging arrangements during the year ended December 31, 1998 was 2,020,000 MMbtu. Under such hedging arrangements, the Company realized a gain of $171,400 for the year ended December 31, 1998.

Financing of Drilling Activities

       The Company conducts development drilling activities for its own account and for other investors. In 1984, the Company began sponsoring private drilling limited partnerships, and, in 1989, the Company began to register the partnership interests offered under public drilling programs with the SEC. The Company's public partnerships had $40.9 million in subscriptions in 1998. Funds received pursuant to drilling contracts were $35.5 million in 1997 and $25.5 million in 1996. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received. Most of the Company's drilling and development funds now are received from partnerships in which the Company serves as managing general partner. However, because wells produce for a number of years, the Company continues to serve as operator for a large number of unaffiliated parties. In addition to the partnership structure, the Company also utilizes joint venture arrangements for financing drilling activities.

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

Oil Production

       Before 1980, the Company generated a significant portion of its revenues from oil production. However, the Company made a strategic decision to concentrate its development efforts on natural gas production and most of the Company's current oil production is associated with natural gas production. The Company does not believe its current production of oil, from wells located in Tennessee, Ohio and West Virginia, to be material, as its share of oil production has declined to about 8,000 barrels per year. The Company is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Company does not refine any of its oil production. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements which are customary in the oil industry. No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 1998, 1997 or 1996. At December 31, 1998, oil produced by the Company sold at prices ranging from $8.25 to $9.25 per barrel, depending upon the location and quality of oil. In 1998, the weighted net average price per barrel of oil sold by the Company was $10.61.

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

Governmental Regulation

       The Company's business and the natural gas industry in general are heavily regulated. The availability of a ready market for natural gas production depends on several factors beyond the Company's control. These factors include regulation of natural gas production, federal and state regulations governing environmental quality and pollution control, the amount of natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas, protect rights to produce natural gas between owners in a common reservoir and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. The Company takes the steps necessary to comply with applicable regulations both on its own behalf and as part of the services it provides to its investor partnerships. The Company believes that it is in substantial compliance with such statutes, rules, regulations and governmental orders, although there can be no assurance that this is or will remain the case. The following discussion of the regulation of the United States natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Company's operations may be subject.

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

       The Company's expenses relating to preserving the environment during 1998 were not significant in relation to operating costs and the Company expects no material change in 1999. Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's business, financial condition or results of operations.

       As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations. For example, during 1998, the Company was one of the most active drilling companies in the northeast. Even with this level of activity, the Company was able to maintain a high level of environmental sensitivity. During the 1990's, the Company has been a four-time recipient of the West Virginia Department of Environmental Protection's top award in recognition of the quality of the Company's environmental and reclamation work in its drilling activities.

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

Employees

       As of December 31, 1998, the Company had 81 employees, including 13 in finance, 7 in administration, 14 in exploration and development, 42 in production and 5 in natural gas marketing. The Company's engineers, supervisors and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, the Company retains subcontractors to perform drilling, fracturing, logging, and pipeline construction functions at drilling sites. The Company's employees act as supervisors of the subcontractors.

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

                                               High         Low

              1997
              First Quarter                     5 1/8       3 9/16
              Second Quarter                    5 5/16      2 7/8
              Third Quarter                    11 7/16      4 13/16
              Fourth Quarter                   10 7/16      4 3/4

              1998
              First Quarter                    6 5/8        4 1/8
              Second Quarter                   6 1/2        4 13/16
              Third Quarter                    5 1/2        3 5/16
              Fourth Quarter                   5 3/8        2 15/16

       As of December 31, 1998, there were approximately 1,715 record holders of the Company's common stock.

       The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6.  Selected Financial Data (1)

                                                      Year Ended December 31,
                             1998         1997             1996             1995            1994
Revenues
 Oil and gas well
 drilling
 operations           $40,447,100     $34,405,400      $18,698,200    $13,941,000       $15,190,200
 Oil and gas sales     35,560,300      33,390,200       26,051,100      4,150,600         4,361,300
 Well operations
  income                4,581,000       4,509,300        3,928,800      3,750,900         3,730,300
 Other income           2,385,200       1,573,100          935,600        504,000           524,400
   Total              $82,973,600     $73,878,000      $49,613,700    $22,346,500       $23,806,200
Costs and Expenses
  (excluding
  interest and
  depreciation,
  depletion and
  amortization)       $71,094,900     $61,219,600      $42,274,100    $18,042,300       $20,559,500
Interest Expense      $      -        $   315,900      $   380,000    $   319,700       $   300,200
Depreciation,
 Depletion and
 Amortization         $ 3,253,600     $ 2,660,300      $ 2,309,600    $ 2,152,100       $ 1,848,200

Net Income            $ 6,658,000     $ 7,586,800      $ 3,549,400    $ 1,481,500       $   921,600

Basic earnings
 per common share          $.43          $ .67             $ .34          $ .13            $ .08

Diluted earnings
 per share                 $.41          $ .67             $ .34          $ .13            $ .08

Average Common and
 Common Equivalent
 Shares Outstanding
 During the Year       16,338,298      12,540,165       11,542,315     11,611,164        12,115,612

                                                December 31,
                          1998           1997            1996               1995            1994
Total Assets          $111,300,400    $98,411,600     $63,604,200     $40,620,100      $38,325,300
Working Capital       $  1,524,800    $16,483,200     $(2,357,200)    $(1,519,700)     $(1,613,700)
Long-Term Debt,
 excluding current
 maturities           $       -       $      -        $ 5,320,000     $ 2,500,000      $ 3,100,000
Stockholders'
 Equity               $ 62,746,700    $55,766,100     $23,072,500     $19,920,900      $18,380,500

[FN]
(1) See Consolidated Financial Statements elsewhere herein.

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

Results of Operations

Year Ended December 31, 1998 Compared with December 31, 1997

      Revenues. Total revenues for the year ended December 31, 1998 were $83.0 million compared to $73.9 million for the year ended December 31, 1997, an increase of approximately $9.1 million, or 12.3%. Drilling revenues for the year ended December 31, 1998 were $40.4 million compared to $34.4 for the year ended December 31, 1997, an increase of approximately $6.0 million, or 17.4%. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Oil and gas sales for the year ended December 31, 1998 were $35.6 million compared to $33.4 million for the year ended December 31, 1997, an increase of approximately $2.2 million, or 6.6%. Such increase was due primarily to the natural gas marketing activities of RNG, along with increased production from the Company's producing properties. This increase in production was offset in part by lower average sales prices from the Company's producing properties and decreased natural gas purchased for resale. Well operations and pipeline income for the year ended December 31, 1998 was $4.6 million compared to $4.5 million for the year ended December 31, 1997, an increase of approximately $100,000, or 2.2%. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the year ended December 31, 1998 was $2.4 million compared to $1.6 million for the year ended December 31, 1997, an increase of approximately $800,000 or 50.0%. Such increase was due to management fees earned on higher volumes of drilling partnerships and interest earned on higher average cash balances.

      Costs and expenses. Costs and expenses for the year ended December 31, 1998 were $74.3 million compared to $64.2 million for the year ended
December 31, 1997, an increase of approximately $10.1 million, or 15.7%.
Oil and gas well drilling operations costs for the year ended December 31, 1998 were $35.0 million compared to $28.0 million for the year ended
December 31, 1997, an increase of approximately $7.0 million, or 25.0%. Such increase resulted from additional expenses due to increased drilling activity. Oil and gas purchases and production costs for the year ended December 31, 1998 were $33.6 million compared to $30.9 million for the year ended December 31, 1997, an increase of approximately $2.7 million, or 8.7%. Such increase was due primarily to natural gas marketing activities of RNG along with production costs associated with the increased production from the Company's producing properties, offset in part by lower volumes of gas purchased for resale by the Company. General and administrative expenses for the year ended December 31, 1998 were $2.5 million compared to $2.3 million for the year ended December 31, 1997, an increase of approximately $200,000. Depreciation, depletion and amortization costs for the year ended December 31, 1998 were $3.3 million compared to $2.7 million for the year ended December 31, 1997, an increase of approximately $600,000 or 18.5%.
Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were eliminated after the Company extinguished the balance on its bank credit line in November, 1997.

      Net income. Net income for the year ended December 31, 1998 was $6.7 million compared to $7.6 million for the year ended December 31, 1997, a decrease of approximately $900,000, or 11.8%.

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

Year 2000 Issue

State of Readiness

      The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. The Company has assessed the extent of the Year 2000 Issues affecting the Company. The Company believes that the new computer system including operating software installed during 1998 along with modifications made by the Company's computer technicians have addressed the dating system flaw inherent in most operating systems. The Company has completed a remediation plan and believes it is currently fully Year 2000 Compliant.

      The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues.
It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

      Expenditures related to Year 2000 remediation did not exceed $35,000. These expenditures include costs related to the data processing transition, a new computer system, purchase of software, modifications and implementation costs. A portion of these costs were capitalized and will be amortized over the estimated useful life of the asset beginning in the third quarter of 1998. The remainder of these costs have been expensed as incurred. Management believes that the cost to become Year 2000 Compliant is not material to the Company's financial position or results of operations.

Risks of Year 2000 Issues

      The Company presently believes the Year 2000 Issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to the Company's business.

Contingency Plan

      The Company has a contingency plan, and will implement it on systems that remains non-compliant as of December 31, 1999, if any.

Liquidity and Capital Resources

      The Company funds its operations through a combination of cash flow from operations, capital raised through stock offerings and drilling partnerships, and use of the Company's credit facility. Operational cash flow is generated by sales of natural gas from the Company's well interests, well drilling and operating activities for the Company's investor partners, natural gas gathering and transportation, and natural gas marketing. Cash payments from Company-sponsored partnerships are used to drill and complete wells for the partnerships, with operating cash flow accruing to the Company to the extent payments exceed drilling costs. The Company utilizes its revolving credit arrangement to meet the cash flow requirements of its operating and investment activities.

      Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's natural gas sales prices are subject to increase and decrease based on various market-sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for the natural gas, which typically peaks during the winter months. The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activities and additional investment by the Company in oil and gas properties. The Company utilizes commodity-based derivative instruments (natural gas futures and option contracts traded on the NYMEX) as hedges to manage a portion of its exposure to this price volatility. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three to twelve-month period.

      The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of December 31, 1998, no balance is outstanding on the line of credit. Interest accrues at prime, with LIBOR (London Interbank Market
Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999. The Company is currently working on an amendment with the bank to extend the expiration date of the credit agreement.

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

      In November 1997, the Company completed a public offering of 4,077,500 shares of its Common Stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of common stock is designated to fund development drilling on new and existing properties, potential acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.

      The Company closed four public drilling partnerships during 1998. The total amount received during 1998 was $40.9 million compared to $35.5 million for 1997, an increase of $5.4 million or 15.2%. The Company closed a record drilling program on December 31, 1998 in the amount of $20.6 million and will drill the wells during the first quarter 1999. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

      On February 19, 1998, the Company offered to purchase from Investors their units of investment in the Company's Drilling Programs formed prior to 1993. The Company purchased approximately $2.3 million of producing oil and gas properties in conjunction with this offer, which expired on March 31, 1998. The Company utilized capital received from its Public Stock Offering to fund this purchase.

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

      On November 16, 1998, the Company purchased all of the working interest in a 13 well Antrim Shale production unit and adjacent development locations in Montmorency County, Michigan. The Company estimates that the purchase includes approximately 4 Bcf of proved developed producing reserves and 1.5 Bcf of proved undeveloped reserves, with an acquisition cost of $2.8 million. The Company utilized capital received from its Public Offering to fund this purchase.

      On January 29, 1999, the Company offered to purchase from the Investors their units of investment in the Company's Drilling Programs formed prior to 1996. The total of the offer if accepted by all of the approximately 6,500 investors would be approximately $13.8 million. The offer expires on March 31, 1999. Management does not expect the entire amount of the offer to be accepted by the investors. The Company plans to utilize capital received from its Public Stock Offering to fund this purchase obligation.

      The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standards

      During the fourth quarter of 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in its full year 1998 financial statements. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's result of operations or financial condition.

      Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and options contracts, outstanding at the date of adoption.


Item 7.a.   Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

      The Company's primary market risk exposures are interest rate risk and commodity price risk. These exposures are discussed in detail below:

Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's interest-bearing cash and cash equivalents. The Company has no interest rate risk related to long-term debt including current maturities, since no amounts were outstanding as of December 31, 1998. Interest-bearing cash and cash equivalents includes money market funds, certificates or deposit and checking and savings accounts with various banks. The amount of interest-bearing cash and cash equivalents as of December 31, 1998 is 13,769,100 with an average interest rate of 4.9 percent.

Commodity Price Risk

      The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 1998, PDC had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 1999 are for the purchase of 520,000 MMBtu of natural gas with a weighted average price of $2.15/MMBtu resulting in a total contract amount of $1,120,300, with a fair value of $(105,400). Open option contracts maturing in 1999 are for the purchase of 210,000 MMBtu of natural gas with a weighted average price of $.15 per MMBtu resulting in a total contract amount of $31,500 with a fair value of $45,800.

                                     PART III

Item 8.   Financial Statements and Supplementary Data:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

Item 10.   Directors and Executive Officers of the Company

Directors and Officers of the Company

      The directors and officers of the Company, their principal occupations for the past five years and additional information are set forth below:

 Name                      Age    Positions and Offices Held

 James N. Ryan             67     Chairman, Chief Executive Officer and Director
 Steven R. Williams        47     President and Director
 Dale G. Rettinger         54     Chief Financial Officer, Executive Vice
                                   President, Treasurer and Director
 Ersel E. Morgan           55     Vice President of Production
 Thomas F. Riley           46     Vice President of Business Development
 Eric R. Stearns           40     Vice President of Exploration and Development
 Darwin L. Stump           43     Controller
 Roger J. Morgan           71     Secretary and Director
 Vincent F. D'Annunzio     46     Director
 Jeffrey C. Swoveland      43     Director

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

Ersel E. Morgan has served as Vice President of Production of the Company since 1995. Prior to assuming this position, Mr. Morgan served as the Company's Manager of the Land and Operations groups from 1981 until 1993 and as Manager of Production of the Company from 1993 to 1995.

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

Vincent F. D 'Annunzio, a director since February 1989, has for more than the past five years served as President of Beverage Distributors, Inc. located in Clarksburg, West Virginia.

Jeffrey C. Swoveland, a director since March 1991, has been employed by Equitable Resources, an oil and gas production, marketing and distribution company, since 1994 and presently serves as Treasurer. Mr. Swoveland previously served as Vice President and a lending officer with Mellon Bank, N.A. from July 1989 until 1994.

The Company's By-Laws provide that the directors of the Company shall be divided into three classes and that, at each annual meeting of stockholders of the Company, successors to the class of directors whose term expires at the annual meeting will be elected for a three-year term. The classes are staggered so that the term of one class expires each year. Mr. Rettinger and Mr. Swoveland are members of the class whose term expires in 1999; Mr Williams and Mr. Morgan are members of the class whose term expires in 2000; and Mr. Ryan and Mr. D'Annunzio are members of the class whose term expires in 2001. There is no family relationship between any director or executive officer and any other director or executive officer of the Company. There are no arrangements or understandings between any director or officer and any other person pursuant to which such person was selected as an officer.

Item 11.  Management Remuneration and Transactions

      There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 1999 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 1999 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 1999.

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


                                                     March 17, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                        Title                          Date


/s/ James N. Ryan                Chairman, Chief Executive      March 17, 1999
James N. Ryan                    Officer and Director


/s/ Steven R. Williams           President and Director         March 17, 1999
Steven R. Williams


/s/ Dale G. Rettinger            Chief Financial Officer        March 17, 1999
Dale G. Rettinger                Executive Vice President,
                                 Treasurer and Director
                                 (principal financial and
                                 accounting officer)


/s/ Roger J. Morgan              Secretary and Director         March 17, 1999
Roger J. Morgan

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

          Index to Financial Statements and Financial Statement Schedules






1.   Financial Statements:
       Independent Auditors' Report                                     F-2
       Consolidated Balance Sheets - December 31, 1998 and 1997         F-3 & 4
       Consolidated Statements of Income - Years Ended
         December 31, 1998, 1997, and 1996                              F-5
       Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 1998, 1997, and 1996                  F-6
       Consolidated Statements of Cash Flows -
         Years Ended December 31, 1998, 1997, and 1996                  F-7
       Notes to Consolidated Financial Statements                       F-8 - 23


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                                      KPMG LLP










Pittsburgh, Pennsylvania
March 5, 1999

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                            December 31, 1998 and 1997



                                                      1998          1997

           Assets

Current assets:
  Cash and cash equivalents (includes
   restricted cash of $156,200 and
   $926,100, respectively)                      $ 34,894,600     46,561,000
  Notes and accounts receivable                    6,024,100      4,923,400
  Inventories                                        702,400        297,900
  Prepaid expenses                                 2,387,500      2,076,500

                  Total current assets            44,008,600     53,858,800


Properties and equipment:
  Oil and gas properties (successful
   efforts accounting method)                     81,592,700     57,614,900
  Pipelines                                        7,669,700      7,007,800
  Transportation and other equipment               2,332,200      2,014,000
  Land and buildings                               1,152,700      1,155,500

                                                  92,747,300     67,792,200

  Less accumulated depreciation,
   depletion and amortization                     27,356,700     24,222,900

                                                  65,390,600     43,569,300

Other assets                                       1,901,200        983,500



                                                $111,300,400     98,411,600










(Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                            December 31, 1998 and 1997

                                                        1998              1997

        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                $ 11,218,900       9,792,300
  Accrued taxes                                           -            367,000
  Other accrued expenses                             1,959,900       2,265,000
  Advances for future drilling contracts            28,320,800      23,291,600
  Funds held for future distribution                   984,200       1,659,700

                  Total current liabilities         42,483,800      37,375,600

Other liabilities                                    2,233,500       1,684,000

Deferred income taxes                                3,836,400       3,585,900

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share;
    authorized 50,000,000 shares; issued and
    outstanding 15,510,762 and 15,245,758              155,100         152,500
  Additional paid-in capital                        31,925,400      31,617,600
  Warrants outstanding                                  46,300          46,300
  Retained earnings                                 30,672,200      24,014,200
  Unamortized stock award                              (52,300)        (64,500)

                  Total stockholders' equity        62,746,700      55,766,100

                                                  $111,300,400      98,411,600


See accompanying notes to consolidated financial statements.

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         Consolidated Statements of Income

                   Years Ended December 31, 1998, 1997 and 1996

                                                  1998         1997            1996
Revenues:

  Oil and gas well drilling operations       $ 40,447,100   34,405,400     18,698,200
  Oil and gas sales                            35,560,300   33,390,200     26,051,100
  Well operations and pipeline income           4,581,000    4,509,300      3,928,800
  Other income                                  2,385,200    1,573,100        935,600
                                               82,973,600   73,878,000     49,613,700
Costs and expenses:
  Cost of oil and gas well drilling
   operations                                  35,047,500   28,033,200     15,779,800
  Oil and gas purchases and production
   cost                                        33,556,900   30,867,600     24,190,300
  General and administrative expenses           2,490,500    2,318,800      2,304,000
  Depreciation, depletion
   and amortization                             3,253,600    2,660,300      2,309,600
  Interest                                           -         315,900        380,000
                                               74,348,500   64,195,800     44,963,700

        Income before income taxes              8,625,100    9,682,200      4,650,000

Income taxes                                    1,967,100    2,095,400      1,100,600
        Net income                            $ 6,658,000    7,586,800      3,549,400

Basic earnings per common share                   $.43          .67             .34

Diluted earnings per common
 and common equivalent share                      $.41          .61             .31


See accompanying notes to consolidated financial statements.

                     PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity

                        Years Ended December 31, 1998, 1997 and 1996

                                       Common stock
                                          issued
                                    Number                    Additional   Warrants
                                    of                        paid-in      out-         Retained        Unamortized
                                    shares      Amount        capital      standing     earnings        stock award       Total

Balance, December 31, 1995        11,208,6277  $112,100        7,019,800        -       12,878,000         (89,000)    19,920,900

Issuance of common stock:
  Exercise of employee
   stock options                     230,699      2,300          166,100        -            -                -           168,400
  Purchase of subsidiary             236,094      2,300          446,800        -            -                -           449,100
Amortization of stock award                                                                                 12,200         12,200
Repurchase and cancellation
 of treasury stock                (1,214,667)   (12,100)      (1,015,400)       -            -                -        (1,027,500)
Net income                              -           -               -           -        3,549,400            -         3,549,400

Balance December 31, 1996         10,460,753   $104,600        6,617,300        -       16,427,400         (76,800)    23,072,500

Issuance of common stock:
  Stock offerings                  4,577,500     45,800       24,903,600      46,300          -               -        24,995,700
  Exercise of employee
   stock options                     207,505      2,100           96,700        -             -               -            98,800
Amortization of stock award                                                                                 12,300         12,300
Net income                              -           -               -           -        7,586,800            -         7,586,800

 Balance December 31, 1997        15,245,758   $152,500       31,617,600      46,300    24,014,200         (64,500)    55,766,100

Issuance of common stock:
  Exercise of employee
   stock options                     324,333      3,200          300,800        -             -                -          304,000
Amortization of stock award             -           -               -           -             -             12,200         12,200
Repurchase and cancellation
 of treasury stock                   (59,329)      (600)        (303,400)       -             -               -          (304,000)
Income tax benefit from the
 exercise of stock options              -           -            310,400        -             -               -           310,400
Net income                              -           -               -           -        6,658,000            -         6,658,000

 Balance December 31, 1998        15,510,762   $155,100       31,925,400      46,300    30,672,200         (52,300)    62,746,700

See accompanying notes to consolidated financial statements.

                            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows

                               Years Ended December 31, 1998, 1997 and 1996

                                                         1998             1997             1996
Cash flows from operating activities:
  Net income                                        $ 6,658,000        7,586,800         3,549,400
   Adjustment to net income to reconcile
    to cash provided by operating activities:
    Deferred income taxes                               244,000          107,700           213,900
    Depreciation, depletion and amortization          3,253,600        2,660,300         2,309,600
    Disposition of leasehold acreage                    196,200          187,200           151,700
    Employee compensation paid in stock                  12,200           12,300            17,900
    (Increase) decrease in notes and
     accounts receivable                             (1,100,700)       1,772,600        (1,480,600)
    (Increase) decrease in inventories                 (404,500)         269,300          (349,300)
    (Increase) decrease in prepaid expenses                (600)        (998,200)          203,300
    Increase in other assets                           (911,200)        (453,000)         (226,400)
    Increase in accounts payable
     and accrued expenses                             1,304,000        1,298,400         3,938,200
    Increase in advances for future
     drilling contracts                               5,029,200        4,894,600         8,327,400
    (Decrease) increase in funds held for
     future distribution                               (675,500)         795,700           160,000
    Other                                                18,700          (39,600)           90,700
          Total adjustments                           6,965,400       10,507,300        13,356,400

         Net cash provided by operating
          activities                                 13,623,400       18,094,100        16,905,800

Cash flows from investing activities:
  Capital expenditures                              (26,629,700)     (13,675,100)      (10,415,500)
  Proceeds from sale of leases                        1,283,600        1,710,900           655,400
  Proceeds from sale of fixed assets                     56,300           87,600            10,800
  Net cash acquired from
    purchase of subsidiary                                 -                -            1,450,000

         Net cash used in investing
          activities                                (25,289,800)     (11,876,600)       (8,299,300)

Cash flows from financing activities:
  Proceeds from debt                                      -                 -            4,200,000
  Proceeds from issuance of stock                         -           25,048,100           135,300
  Purchase of treasury stock                              -                 -           (1,000,000)
  Retirement of debt                                      -           (5,320,000)       (1,380,000)

         Net cash provided by
           financing activities                           -           19,728,100         1,955,300

Net (decrease) increase in cash
 and cash equivalents                               (11,666,400)      25,945,600        10,561,800

Cash and cash equivalents,
 beginning of year                                   46,561,000       20,615,400        10,053,600

Cash and cash equivalents, end of year             $ 34,894,600       46,561,000        20,615,400


See accompanying notes to consolidated financial statements.

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                   Years Ended December 31, 1998, 1997 and 1996

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

      The Company is involved in three business segments. The segments are drilling and development, natural gas sales and well operations. (See
        Note 18)

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

      The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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




                                                                  (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

      The Company has established split-dollar life insurance arrangements with certain executive officers. Under these arrangements, advances are made to these officers equal to the premiums due. The advances are collateralized by the cash surrender value of the policies. The Company records as other assets its share of the cash surrender value of the policies.

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

      Derivatives

      Gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

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

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

      New Accounting Standards

        During the fourth quarter of 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in its full year 1998 financial statements. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's result of operations or financial condition.

        Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.

(2)   Notes and Accounts Receivable

      Included in other assets are noncurrent notes and accounts receivable as of December 31, 1998 and 1997, in the amounts of $617,870 and $22,522 net of the allowance for doubtful accounts of $129,800 and $129,800, respectively.

      The allowance for doubtful current accounts receivable as of December
        31, 1998 and 1997 was $144,800 and $145,600, respectively.

(3)   Long-Term Debt

      On March 13, 1997, the Company amended and restated its bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of December 31, 1998, the balance available under the line was $10.0 million. The Company is required to pay a commitment fee of 1/8% to 1/4% on the unused portion of the credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999. The Company is currently working on an amendment with the bank to extend the expiration date of the credit agreement.

      As of December 31, 1998 and 1997 there was no balance outstanding. Any amounts outstanding under the credit agreement are secured by substantially all properties of the Company. The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends.





                                                                  (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(4)  Income Taxes

     The Company's provision for income taxes consisted of the following:

                                1998             1997          1996
      Current:
       Federal              $1,197,800        1,349,600       545,600
       State                   525,300          638,100       341,100
        Total current
         income taxes        1,723,100        1,987,700       886,700

      Deferred:
       Federal                    (500)         (32,100)      165,800
       State                   244,500          139,800        48,100
        Total deferred
         income taxes          244,000          107,700       213,900

        Total taxes         $1,967,100         2,095,400    1,100,600

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                   1998         1997        1996
                                  Amount       Amount      Amount
Computed "expected" tax       $2,932,500    3,291,900   1,581,000
State income tax                 508,100      513,400     249,900
Percentage depletion            (343,400)    (263,500)   (205,800)
Nonconventional source
 fuel credit                    (696,700)    (846,400)   (510,500)
Adjustments to valuation
 allowance                      (473,200)    (565,200)       -
Other                             39,800      (34,800)    (14,000)
                              $1,967,100    2,095,400   1,100,600

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                 1998           1997
Deferred tax assets:
  Drilling notes, principally due to
   allowance for doubtful accounts           $  109,200        110,800
  Alternative minimum tax credit
   carryforwards (Section 29)                 1,783,000      1,413,400
   Deferred Compensation                        968,500        710,300
  Other                                         256,900        170,300
    Total gross deferred tax assets           3,117,600      2,404,800
    Less valuation allowance                   (375,000)      (848,200)
    Deferred tax assets                       2,742,600      1,556,600
    Less current deferred tax assets
      (included in prepaid expenses)           (818,800)      (713,600)
    Net non-current deferred
      tax assets                              1,923,800        843,000
Deferred tax liabilities:
  Plant and equipment, principally
   due to differences in
   depreciation and amortization             (5,760,200)    (4,428,900)
    Total gross deferred
     tax liabilities                         (5,760,200)    (4,428,900)
    Net deferred tax liability              $(3,836,400)    (3,585,900)



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

      The net changes in the total valuation allowance were for the year ended December 31, 1998 a decrease of $473,200 and a decrease of $782,300 for the year ended December 31, 1997.

      At December 31, 1998, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $1,783,000 which are available to reduce future federal regular income taxes over an indefinite period.

(5)   Common Stock

      Options

      Options amounting to 20,000 and 500,000 shares were granted during 1998 and 1997, respectively, to certain employees and directors under the Company's Stock Option Plans. These options were granted with an exercise price equal to market value as of the date of grant and vest over a two year period. The outstanding options expire from 2000 to 2007.

      The estimated fair value of the options granted during 1998 and 1997 was $3.92 and $3.30 per option. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions for the 1998 and 1997 grant, respectively: risk-free interest rate of 5.9% and 6.3%, expected dividend yield of 0%, expected volatility of 58.0% and 57.4% and expected life of 7 years.

                                                            Average      Range of
                                             Number         Exercise     Exercise
                                             of Shares      Price        Prices

Outstanding December 31, 1995             1,852,650         $0.91     .50 -  1.63
Granted                                        -
Exercised                                  (230,000)        $0.72     .50 - 1.125
Expired                                     (40,000)        $0.80     .50 - 1.625

Outstanding December 31, 1996             1,582,650         $0.94     .50 - 1.625

Granted                                     500,000         $5.13     5.13 - 5.13
Exercised                                  (210,000)        $0.58      .50 - 1.13
Expired                                        -            $ -        .   -  .

Outstanding December 31, 1997             1,872,650         $2.10      .94 - 5.13

Granted                                      20,000         $6.13    6.13 -  6.13
Exercised                                  (324,333)        $0.94     .94 -   .94
Expired                                        -            $ -       .   -   .

Outstanding December 31, 1998             1,568,317         $2.39      .94 - 6.13

   As of December 31, 1998, there were 1,048,317 options outstanding and exercisable in the $.94 to $1.63 exercise price range which have a weighted average remaining contractual life of 3.5 years and weighted average exercise price of $1.01. Also as of December 31, 1998 there were 520,000 options outstanding at a $5.13 to $6.13 exercise price range having weighted average remaining contractual life of 8.6 years and weighted average exercise price of $5.16. As of December 31, 1998 half of these options were exercisable.


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

                                      1998                         1997
                             As Reported    Pro Forma     As Reported    Pro Forma

       Net income            $6,658,000    $5,918,800      $7,586,800   $7,163,600

       Basic earnings
       per share               $ .43           $ .38         $ .67          $ .64

       Diluted earnings
       per share               $ .41           $ .37         $ .61          $ .58

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

   Stock Purchase

   On January 31, 1996, the Company purchased 1,200,000 shares of its common stock pursuant to an option agreement. The option was obtained in connection with a debt restructuring in 1990. The company utilized its' revolving credit line to acquire the shares for $1,000,000 or $0.83 a share. The shares representing approximately 11% of the outstanding stock at the date of acquisition were retired by the Company.

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

   In November 1997, the Company completed a public offering of 4,077,500 shares of its Common Stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of common stock is designated to fund development drilling on new and existing properties, potential acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.






                                                                  (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(6)   Employee Benefit Plans

   The Company made 401-K Plan contributions of $202,600, $171,300 and
      $139,800 for 1998, 1997 and 1996, respectively.

   The Company has a profit sharing plan (the Plan) covering full-time employees. The Company contributed $17,000, $15,500 and 50,000 to the plan in cash during 1998, 1997 and 1996, respectively.

   During 1998, 1997 and 1996 the Company expensed and established a liability for $90,000 each year under a deferred compensation arrangement with the executive officers of the Company.

   In 1995, a total of 90,000 restricted shares of the Company's common stock were granted to certain employees and available to them upon retirement. The market value of shares awarded was $101,300. This amount was recorded as unamortized stock award and is shown as a separate component of stockholders' equity. The unamortized stock award is being amortized to expense over the employees' expected years to retirement and amounted to $12,200, $12,300 and $12,200 in 1998, 1997 and 1996, respectively.

   At December 31, 1998 and 1997, the Company has recorded as other assets
      $240,000 and $180,000, respectively as its share of the cash surrender value of the life insurance pledged as collateral for the payment of premiums on split-dollar life insurance policies owned by certain executive officers.

(7)   Earnings Per Share

   In 1997, the Company adopted Statement of Financial Accounting Standards
      ("SFAS") No. 128, Earnings per share. All periods presented have been restated to conform to SFAS No. 128.

   Basic earnings per share is based on the weighted average number of common share outstanding of 15,505,680 for 1998, 11,278,800 for 1997 and 10,449,137 for 1996.

   Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 16,338,298 for 1998,
      12,540,165 for 1997 and 11,542,315 for 1996.   Stock options are
      considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding.

(8)   Transactions with Affiliates

   As part of its duties as well operator, the Company received $22,997,300 in 1998, $22,985,400 in 1997 and $18,234,200 in 1996 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties. The Company provided oil and gas well drilling services to affiliated partnerships, substantially all of the Company's oil and gas well drilling operations was for such partnerships. The Company also provided related services of operation of wells, reimbursement of syndication costs, management fees, tax return preparation and other services relating to the operation of the partnerships. The Company received $9,621,700 in 1998, $8,113,000 in 1997 and $6,435,700 in 1996 for those services.

   During 1998, 1997 and 1996, the Company paid $30,000, $63,800 and
      $35,400, respectively to the Corporate Secretary's law firm for various legal services.


                                                                  (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(9)   Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. No customer accounted for more than 10.0% of total revenues in 1998. One customer, Hope Gas, Inc., a regulated public utility accounted for 12.0% and 16.1% of total revenue in 1997 and 1996, respectively.

   Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $1.3 million. The Company has adequate capital to meet this obligation.

   The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

(10)  Supplemental Disclosure of Cash Flows

   The Company paid $380,000 and $319,700 for interest in 1997 and 1996, respectively. The Company paid income taxes in 1998, 1997 and 1996 in the amounts of $2,349,100, $1,932,500 and $664,300, respectively.

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

















                                                                   (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

   On February 19, 1998, the Company offered to purchase from Investors their units of investment in the Company's Drilling Programs formed prior to 1993. The Company purchased approximately $2.3 million of producing oil and gas properties in conjunction with this offer, which expired on March 31, 1998. The Company utilized capital received from its Public Stock Offering to fund this purchase.

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

   On November 16, 1998, the Company purchased all of the working interest in a 13 well Antrim Shale production unit and adjacent development locations in Montmorency County, Michigan. The Company estimates that the purchase includes approximately 4 Bcf of proved developed producing reserves and 1.5 Bcf of proved undeveloped reserves, with an acquisition cost of approximately $2.8 million. The Company utilized capital received from its Public Stock Offering to fund this purchase.

(12)  Derivatives and Hedging Activities

   The company utilizes commodity based derivative instruments as hedges to manage a portion of its exposure to price volatility stemming from its integrated natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Company does not hold or issue derivatives for trading or speculative purposes.

   As of December 31, 1998 and 1997, the Company had futures contracts for the purchase of $1,120,300 and sale of $4,599,700 of natural gas, respectively. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $(105,400) at December 31, 1998 and $277,200 at December 31, 1997.

   As of December 31, 1998, the Company had option contracts totalling
      $31,500 for the purchase of natural gas with a fair value of $45,800.

   The Company is required to maintain margin deposits with brokers for outstanding futures contracts. As of December 31, 1998 and 1997, cash in the amount of $156,200 and $926,100 was on deposit.

(13) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

   Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

                                           Years Ended December 31,
                                           1998            1997            1996
   Property acquisition cost:
     Proved undeveloped
     properties                         $1,903,200       3,109,000        543,600
     Producing properties                8,679,000          85,100      3,211,800
   Development costs                    14,902,500       9,863,200      5,344,900
                                       $25,484,700      13,057,300      9,100,300

                                                                   (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

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

(14)  Oil and Gas Capitalized Costs

      Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

                                                     December 31,
                                                 1998             1997
Proved properties:
  Tangible well equipment                    $46,722,500       31,820,100
  Intangible drilling costs                   28,379,200       19,700,200
  Well equipment leased to others              4,063,600        4,063,600
  Undeveloped properties                       2,427,400        2,031,000
                                              81,592,700       57,614,900
     Less accumulated depreciation,
      depletion and amortization              20,395,400       17,828,500
                                             $61,197,300       39,786,400

(15)    Results of Operations for Oil and Gas Producing Activities

   The results of operations for oil and gas producing activities (excluding marketing) are presented below:

                                           Years Ended December 31,
                                               1998        1997        1996
      Revenue:
        Oil and gas sales                $6,121,700      5,363,600    4,674,900
      Expenses:
        Production costs                  1,516,700      1,206,000      963,600
        Depreciation, depletion
          and amortization                2,392,000      1,629,900    1,248,200
                                          3,908,700      2,835,900    2,211,800
        Results of operations for
         oil and gas producing
         activities before provision
         for income taxes                 2,213,000      2,527,700    2,463,100

      Provision for income taxes            398,600        567,800      519,600

        Results of operations for oil
         and gas producing activities
         (excluding corporate over-
         head and interest costs)        $1,814,400      1,959,900    1,943,500

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

                                                                  (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(16)  Net Proved Oil and Gas Reserves (Unaudited)

      The proved reserves of oil and gas of the Company have been estimated by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1998, 1997 and 1996. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, is shown below:

                                                  Oil (BBLS)
                                               1998         1997           1996
Proved developed and
 undeveloped reserves:
   Beginning of year                         45,000         81,000       140,000
   Revisions of previous estimates          (10,000)       (27,000)      (30,000)
   Beginning of year as revised              35,000         54,000       110,000
   Dispositions                                -              -          (49,000)
   Acquisitions                               2,000           -           27,000
   Production                                (8,000)        (9,000)       (7,000)
   End of year                               29,000         45,000        81,000
Proved developed reserves:
   Beginning of year                         45,000         81,000       140,000
   End of year                               29,000         45,000        81,000

                                                         Gas (MCF)
                                             1998           1997          1996
Proved developed and
 undeveloped reserves:
   Beginning of year                     57,243,000     43,312,000    33,829,000
   Revisions of previous estimates       (3,517,000)       875,000    (1,037,000)
   Beginning of year as revised          53,726,000     44,187,000    32,792,000
   New discoveries and extensions        23,552,000      2,489,000     2,613,000
   Dispositions to partnerships          (6,009,000)          -         (127,000)
   Acquisitions, net of sales to
      partnerships in 1997 and 1996      12,003,000     12,377,000     9,529,000
   Production                            (2,453,000)    (1,810,000)   (1,495,000)
   End of year                           80,819,000     57,243,000    43,312,000
 Proved developed reserves:
   Beginning of year                     42,411,000     35,516,000    29,326,000
   End of year                           64,562,000     42,411,000    35,516,000

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




                                                                   (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                                   Years Ended December 31,
                                            1998            1997          1996
      Future estimated cash flows      $186,598,000    159,618,000   193,800,000
      Future estimated production
        and development costs           (95,670,000)   (69,265,000)  (59,806,000)
      Future estimated income
        tax expense                     (20,322,000)   (20,781,000)  (33,499,000)
        Future net cash flows            70,606,000     69,572,000   100,495,000
      10% annual discount for
        estimated timing of cash
        flows                           (40,412,000)   (41,636,000)  (66,233,000)
        Standardized measure of
         discounted future
         estimated net cash flows       $30,194,000     27,936,000    34,262,000

      The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                                   Years Ended December 31,
                                            1998            1997           1996
        Sales of oil and gas
         production, net of
         production costs              $ (4,605,000)    (4,158,000)   (3,711,000)
        Net changes in prices
         and production costs           (23,083,000)   (63,573,000)   42,384,000
        Extensions, discoveries
         and improved recovery,
         less related cost               18,615,000      3,705,000     9,659,000
        Dispositions to partnerships     (5,762,000)          -             -
        Acquisitions, net of sales
         to partnerships in
         1997 and 1996                   13,938,000     13,299,000    17,775,000
        Development costs incurred
         during the period               14,903,000      9,863,000     5,345,000
        Revisions of previous
         quantity estimates              (5,605,000)     2,332,000    (2,902,000)
        Changes in estimated
         income taxes                       459,000     12,718,000   (13,495,000)
        Accretion of discount             1,224,000     24,597,000   (37,107,000)
        Other                            (7,826,000)    (5,109,000)   (4,746,000)
                                       $  2,258,000     (6,326,000)   13,202,000

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





                                                                  (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(18)  Business Segments (Thousands)

PDC's operating activities can be divided into three major segments: drilling and developement, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commerical and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                  1998           1997          1996

   REVENUES
     Drilling and Development                    $40,447         34,406       18,698
     Natural Gas Sales                            35,560         33,390       26,051
     Well Operations                               4,581          4,509        3,929
     Unallocated amounts (1)                       2,385          1,573          936
   Total                                         $82,973         73,878       49,614

   (1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

                                                  1998           1997          1996
   SEGMENT INCOME BEFORE INCOME TAXES
     Drilling and Development                    $ 5,400          6,372        2,918
     Natural Gas Sales                             2,064          2,780        2,303
     Well Operations                               1,372          1,701        1,302
     Unallocated amounts (2)
           General and Administrative
            expenses                              (2,491)        (2,660)      (2,310)
           Interest expense                         -              (316)        (380)
           Other (1)                               2,280          1,805          817
   Total                                         $ 8,625          9,682        4,650

   (2)  Items which are not allocated in assessing segment performance.

                                                  1998           1997          1996
   SEGMENT ASSETS
     Drilling and Development                   $ 27,288         22,110       15,957
     Natural Gas Sales                            65,256         45,888       37,504
     Well Operations                               7,136          5,953        5,732
     Unallocated amounts
       Cash                                        7,814         20,942        1,985
       Other                                       3,806          3,519        2,426
           Total                                $111,300         98,412       63,604

                                                  1998           1997          1996
   EXPENDITURES FOR SEGMENT
   LONG-LIVED ASSETS
     Drilling and Development                    $ 1,953          2,862        1,140
     Natural Gas Sales                            23,645         10,207        8,633
     Well Operations                                 947            505          364
     Unallocated amounts                              85            101          279
           Total                                 $26,630         13,675       10,416

                  PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

(19)  Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 1998 and 1997, are as follows:

                                            1998
                                        Quarter                                Year

                          First       Second        Third       Fourth
Revenues              $25,247,400   $19,161,600  $16,649,400  $21,915,200   $82,973,600
Cost of operations     21,203,300    16,328,500   15,157,200   19,169,000    71,858,000
 Gross profit           4,044,100     2,833,100    1,492,200    2,746,200    11,115,600
General and
 administrative
 expenses                 440,100       611,000      731,600      707,800     2,490,500
Interest expense             -             -            -            -             -
                          440,100       611,000      731,600      707,800     2,490,500
Income before
 income taxes           3,604,000     2,222,100      760,600    2,038,400     8,625,100
Income taxes              807,300       497,700      180,400      481,700     1,967,100
 Net income            $2,796,700   $ 1,724,400  $   580,200   $1,556,700   $ 6,658,000
 Basic earnings
 per share               $ .18          $ .11         $ .04       $ .10        $ .43
 Diluted earnings
 per share               $ .17          $ .11         $ .03       $ .10        $ .41

                                            1997
                                        Quarter                                Year

                        First        Second        Third       Fourth
Revenues              $23,407,800   $14,917,400  $13,955,000  $21,597,800   $73,878,000
Cost of operations     19,490,600    12,205,000   11,409,700   18,455,800    61,561,100
 Gross profit           3,917,200     2,712,400    2,545,300    3,142,000    12,316,900
General and
 administrative
 expenses                 498,600       592,900      631,900      595,400     2,318,800
Interest expense          102,600       101,900       83,600       27,800       315,900
                          601,200       694,800      715,500      623,200     2,634,700
Income before
 income taxes           3,316,000     2,017,600    1,829,800    2,518,800     9,682,200
Income taxes              812,400       611,700      376,800      294,500     2,095,400
 Net income            $2,503,600   $ 1,405,900  $ 1,453,000  $ 2,224,300   $ 7,586,800
 Basic earnings
 per share               $ .24          $ .13         $ .14       $ .16        $ .67
 Diluted earnings
 per share               $ .21          $ .12         $ .12       $ .16        $ .61

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.

                  PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements



(20)  Subsequent Event (unaudited)

     On January 29, 1999, the Company offered to purchase from the Investors their units of investment in the Company's Drilling Programs formed prior to 1996. The total of the offer if accepted by all of the approximately 6,500 investors would be approximately $13.8 million. The offer expires on March 31, 1999. Management does not expect the entire amount of the offer to be accepted by the investors. The Company plans to utilize capital received from its Public Stock Offering (see Note 5) to fund this purchase obligation.

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   AND RESERVES

                   Years Ended December 31, 1998, 1997 and 1996




       Column A            Column B         Column C         Column D      Column E
                                            Additions,
                           Balance at       Charged to                     Balance
                           Beginning        Costs and                      at End
       Description         of Period        Expenses         Deductions    of Period

Allowance for doubtful
  accounts deducted from
  accounts and notes receivable
  in the balance sheet
     1998                   $275,400         $ 46,800         $ 47,600       $274,600

     1997                   $287,800         $  4,200         $ 16,600       $275,400

     1996                   $389,000         $108,100         $209,300       $287,800
