Form 10-Q
period 1999-03-31
PETROLEUM DEVELOPMENT CORP
filed 1999-05-13
CIK 77877

CONFORMED COPY




                                           UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                             FORM 10-Q


                     [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                              the Securities and Exchange Act of 1934
                                For the period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,737,795 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 1999.
                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                               INDEX



PART I - FINANCIAL INFORMATION                              Page No.

  Item 1.  Financial Statements

     Independent Auditors' Review Report                         1

     Condensed Consolidated Balance Sheets -
     March 31, 1999 and December 31, 1998                        2

     Condensed Consolidated Statements of Income -
     Three Months Ended March 31, 1999 and 1998                  4

     Condensed Consolidated Statements of Cash Flows-Three
     Months Ended March 31, 1999 and 1998                        5

     Notes to Condensed
     Consolidated Financial Statements                          6

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                   12

   Item 6.  Exhibits and Reports on Form 8-K                    12

                                  PART I - FINANCIAL INFORMATION

                                Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


            We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

            We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March
5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                              KPMG LLP



Pittsburgh, Pennsylvania
May 13, 1999

                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets
                               March 31, 1999 and December 31, 1998



     ASSETS

                                                            1999
1998
                                                         (Unaudited)

Current assets:
     Cash and cash equivalents                           $14,353,600     $
34,894,600
     Accounts and notes receivable                         6,054,600
6,024,100
     Inventories                                             307,000
702,400
     Prepaid expenses                                      1,928,800
2,387,500

        Total current assets                              22,644,000
44,008,600



Properties and equipment                                  98,272,600
92,747,300
     Less accumulated depreciation, depletion,
     and amortization                                     28,270,000
27,356,700
                                                          70,002,600
65,390,600

Other assets                                               2,264,500
1,901,200

                                                         $94,911,100
$111,300,400







                                                                  (Continued)

                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                               March 31, 1999 and December 31, 1998


               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                             1999
1998
                                                         (Unaudited)

Current liabilities:
     Accounts payable and accrued expenses              $11,750,100     $
13,178,800
     Advances for future drilling contracts              10,488,700
28,320,800
     Funds held for future distribution                     583,500
984,200

        Total current liabilities                        22,822,300
42,483,800


Other liabilities                                         2,652,900
2,233,500
Deferred income taxes                                     3,933,400
3,836,400


Stockholders' equity:
     Common stock                                           157,400
155,100
     Additional paid-in capital                          32,015,800
31,873,100
     Warrants outstanding                                    46,300
46,300
     Retained earnings                                   33,283,000
30,672,200

        Total stockholders' equity                       65,502,500
62,746,700


                                                        $94,911,100
$111,300,400






       See accompanying notes to condensed consolidated financial statements.

                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Statements of Income
                            Three Months ended March 31, 1999 and 1998
                                            (Unaudited)

                                                                   1999
    1998

Revenues:
  Oil and gas well drilling operations                          $17,745,600
     $15,489,200
  Oil and gas sales                                               8,274,700
       8,040,000
  Well operations and pipeline income                             1,156,100
       1,066,800
  Other income                                                      489,900
         651,400

                                                                 27,666,300
      25,247,400

Costs and expenses:
  Cost of oil and gas well drilling operations                   14,871,400
      12,990,400
  Oil and gas purchases and production costs                      8,030,400
       7,454,400
  General and administrative expenses                               464,400
         440,100
  Depreciation, depletion, and amortization                         935,600
         758,500

                                                                 24,301,800
      21,643,400

     Income before income taxes                                   3,364,500
       3,604,000

Income taxes                                                        753,700
         807,300

     Net income                                                 $2,610,800
     $ 2,796,700

Basic earnings per common share                                     $  .17
          $  .18

Diluted earnings per share                                          $  .16
          $  .17






       See accompanying notes to condensed consolidated financial statements

                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          Condensed Consolidated Statements of Cash Flows
                            Three Months Ended March 31, 1999 and 1998
                                            (Unaudited)

                                                                     1999
        1998
Cash flows from operating activities:
    Net income                                                 $ 2,610,800
     $2,796,700
    Adjustments to net income to reconcile
     to cash used in operating activities:
    Deferred federal income taxes                                   97,000
       (148,800)
    Depreciation, depletion & amortization                         935,600
        758,500
    Leasehold acreage expired or surrendered                       192,000
         70,500
    Amortization of stock award                                      3,100
          3,000
    Gain on disposal of assets                                      (8,300)
         (5,000)
    Decrease in current assets                                     823,600
        211,500
    Increase in other assets                                      (226,700)
       (118,100)
    Decrease in current liabilities                            (19,661,500)
    (15,992,900)
    Increase in other liabilities                                  419,400
        531,400

            Total adjustments                                  (17,425,800)
    (14,689,900)

            Net cash used in operating activities              (14,815,000)
    (11,893,200)

Cash flows from investing activities:
    Capital expenditures                                        (6,194,700)
     (4,444,600)
    Proceeds from sale of leases                                   460,400
        592,600
    Proceeds from sale of assets                                     8,300
          5,000

            Net cash used in investing activities               (5,726,000)
     (3,847,000)

Net change in cash and cash equivalents                        (20,541,000)
    (15,740,200)

Cash and cash equivalents, beginning of period                  34,894,600
     46,561,000

Cash and cash equivalents, end of period                      $ 14,353,600
   $ 30,820,800




     See accompanying notes to condensed consolidated financial statements.

                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       Notes to Condensed Consolidated Financial Statements
                                          March 31, 1999
                                            (Unaudited)


1.   Accounting Policies

     Reference is hereby made to the Company's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.   Basis of Presentation

     The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Oil and Gas Properties

     Oil and Gas Properties are reported on the successful efforts method.

4.   Earnings Per Share

     Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                             1999            1998


    Weighted average common shares outstanding            15,722,659
15,490,151

    Weighted average common and
     common equivalent shares outstanding                 16,216,020
16,378,383

    Net income                                           $ 2,610,800    $
2,796,700

    Basic earnings per common share                         $  .17          $
 .18

    Diluted earnings per share                              $  .16          $
 .17


5.    Business Segments (Thousands)

      PDC's operating activities can be divided into three major segments: drilling and developement, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commerical and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three months ended March 31, 1999 and 1998 is as follows:

                                                            1999
1998

       REVENUES
         Drilling and Development                          $17,746
15,489
         Natural Gas Sales                                   8,275
8,040
         Well Operations                                     1,156
1,067
         Unallocated amounts (1)                               489
  651
       Total                                               $27,666
25,247

       (1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

                                                              1999
 1998
       SEGMENT INCOME BEFORE INCOME TAXES
         Drilling and Development                          $ 2,874
2,499
         Natural Gas Sales                                     208
  571
         Well Operations                                       293
  350
         Unallocated amounts (2)
         General and Administrative
          expenses                                            (464)
 (440)
         Interest expense                                     -
 -
         Other (1)                                             454
  624
                     Total                                 $ 3,365
3,604

       (2)  Items which are not allocated in assessing segment performance.

                                                     March 31, 1999  December 31,
1998
       SEGMENT ASSETS
         Drilling and Development                           $ 5,912
27,288
         Natural Gas Sales                                   70,133
65,256
         Well Operations                                      6,751
 7,136
         Unallocated amounts
           Cash                                               6,772
 7,814
         Other                                                5,343
 3,806
           Total                                           $ 94,911
$111,300

6.     Commitments and Contingencies

       The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Hope Gas, Inc., a regulated public utility, accounted for 5.9 percent of total revenues in the first three months of 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 Compared With March 31, 1998

    Revenues. Total revenues for the three months ended March 31, 1999 were $27.7 million compared to $25.2 million for the three months ended March 31, 1998, an increase of approximately $2.5 million, or 9.9 percent. Such increase was primarily a result of increased drilling revenues. Drilling revenues for the three months ended March 31, 1999 were $17.7 million compared to $15.5 million for the three months ended March 31, 1998, an increase of approximately $2.2 million, or 14.2 percent. Such increase resulted from higher volumes of drilling and completion activities, due to increased levels of drilling partnership-related financing. Oil and gas sales for the three months ended March 31, 1999 were $8.3 million compared to $8.0 million for the three months ended March 31, 1998, an increase of approximately $300,000, or 3.8 percent. Such increase was due to increased production from the Company's producing properties offset in part by lower average sales prices of natural gas. Well operations and pipeline income for the three months ended March 31, 1999 was $1.2 million compared to $1.1 million for the three months ended March 31, 1998 an increase of approximately $100,000, or 9.1%. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the three months ended March 31, 1999 was $490,000 compared to $651,000 for the three months ended March 31, 1998, a decrease of approximately $161,000, or 24.7 percent. Such decrease resulted from interest earned on lower average cash balances.

    Costs and expenses. Costs and expenses for the three months ended March 31, 1999 were $24.3 million compared to $21.6 million for the three months ended March 31, 1998, an increase of approximately $2.7 million or 12.5 percent. Oil and gas well drilling operations costs for the three months ended March 31, 1999 were $14.9 million compared to $13.0 million for the three months ended March 31, 1998, an increase of approximately $1.9 million, or 14.6 percent. Such increase resulted from additional expenses resulting from the increased drilling activity. Oil and gas purchases and production costs for the three months ended March 31, 1999 were $8.0 million compared to $7.5 million for the three months ended March 31, 1998, an increase of approximately $500,000, or 6.7%. Such increase was due to natural gas marketing activities of RNG and production costs associated with the increased volumes of natural gas produced by the Company's producing properties. General and administrative expenses for the three months ended March 31, 1999 increased to $464,000 compared with $440,000 for the three months ended March 31, 1998. Depreciation, depletion, and amortization costs for the three months ended March 31, 1999 were $936,000 compared to $759,000 for the three months ended March 31, 1998, an increase of $177,000 or 23.3 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company.

    Net income. Net income for the three months ended March 31, 1999 was $2.6 million compared to a net income of $2.8 million for the three months ended March 31, 1998, a decrease of approximately $200,000 or 7.1 percent.

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

    The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues.
It is expected that full identification will be completed by June 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

    Expenditures related to Year 2000 remediation did not exceed $35,000. These expenditures include costs related to the data processing transition, a new computer system, purchase of software, modifications and implementation costs. A portion of these costs were capitalized and will be amortized over the estimated useful life. The remainder of these costs have been expensed as incurred. Management believes that the cost to become Year 2000 Compliant is not material to the Company's financial position or results of operations.

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

    The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $10.0 million, subject to adequate oil and natural gas reserves. At the request of the Company, the bank, at its sole discretion, may increase the borrowing base to $20.0 million. As of March 31, 1999, no balance is outstanding on the line of credit. Interest accrues at prime, with LIBOR (London Interbank Market
Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 1999. The Company is currently working on an amendment with the bank to extend the expiration date of the credit agreement.

    The Company has commenced sales of units in its fifth partnership in its registered PDC 2000 public drilling program which has remaining eight partnerships which are scheduled to close over the next two years. The fifth partnership is scheduled to close in late May, 1999, with drilling planned in the second and third quarters of 1999. Additional programs are scheduled to close in September, November and December of 1999. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

    On January 29, 1999, the Company offered to purchase from Investors their units of investment in the Company's Drilling Programs formed prior to 1996. The Company purchased approximately $1.6 million of producing oil and gas properties in conjunction with this offer, which expired on March 31, 1999. The Company utilized capital received from its 1997 public stock offering to fund this purchase.

    The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standard

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



                                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Petroleum Development Corporation
                                                     (Registrant)




Date:     May 13, 1999                     /s/ Steven R. Williams
                                               Steven R. Williams
                                               President


Date:     May 13, 1999                     /s/ Dale G. Rettinger
                                               Dale G. Rettinger
                                               Executive Vice President
                                               and Treasurer