Form 10-Q
period 1999-06-30
PETROLEUM DEVELOPMENT CORP
filed 1999-08-09
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 1999

OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities and Exchange Act of 1934

For the transition period from to

Commission file number 0-7246

I.R.S. Employer Identification Number 95-2636730

PETROLEUM DEVELOPMENT CORPORATION

(A Nevada Corporation)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,737,795 shares of the Company's Common Stock ($.01 par value) were outstanding as of June 30, 1999.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Independent Auditors' Review Report 1

Condensed Consolidated Balance Sheets -

June 30, 1999 and December 31, 1998 2

Condensed Consolidated Statements of Income - Three

Months and Six Months Ended June 30, 1999 and 1998 4

Condensed Consolidated Statements of Cash Flows- Six

Months Ended June 30, 1999 and 1998 5

Notes to Condensed Consolidated Financial Statements 6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 8

PART II OTHER INFORMATION

Item 1. Legal Proceedings 12

Item 6. Exhibits and Reports on Form 8-K 12

PART I - FINANCIAL INFORMATION

Independent Auditors' Review Report

The Board of Directors

Petroleum Development Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set fo

KPMG LLP

Pittsburgh, Pennsylvania

August 9, 1999

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 1999 and December 31, 1998

ASSETS

1999 1998

(Unaudited)

Current assets:

Cash and cash equivalents $ 9,053,300 $ 34,894,600

Accounts and notes receivable 8,761,400 6,024,100

Inventories 357,400 702,400

Prepaid expenses 1,910,700 2,387,500

Total current assets 20,082,800 44,008,600

Properties and equipment 101,752,000 92,747,300

Less accumulated depreciation, depletion,

and amortization 29,191,300 27,356,700

72,560,700 65,390,600

Other assets 2,501,400 1,901,200

$95,144,900 $111,300,400

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

June 30, 1999 and December 31, 1998

LIABILITIES AND

STOCKHOLDERS' EQUITY

1999 1998

(Unaudited)

Current liabilities:

Accounts payable and accrued expenses $14,171,700 $ 13,178,800

Advances for future drilling contracts 6,581,000 28,320,800

Funds held for future distribution 540,300 984,200

Total current liabilities 21,293,000 42,483,800

Other liabilities 2,729,600 2,233,500

Deferred income taxes 4,020,500 3,836,400

Stockholders' equity:

Common stock 157,400 155,100

Additional paid-in capital 32,018,800 31,873,100

Warrants outstanding 46,300 46,300

Retained earnings 34,879,300 30,672,200

Total stockholders' equity 67,101,800 62,746,700

$95,144,900 $111,300,400

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three and Six Months ended June 30, 1999 and 1998

(Unaudited)

Three Months Ended Six Months Ended

June 30, June 30,

1999 1998 1999 1998

Revenues:

Oil and gas well drilling operations $ 9,030,600 $ 8,209,200 $26,776,200 $23,698,400

Oil and gas sales 10,614,300 9,392,500 18,889,000 17,432,500

Well operations and pipeline income 1,215,700 1,079,700 2,371,800 2,146,500

Other income 203,400 480,200 693,300 1,131,600

21,064,000 19,161,600 48,730,300 44,409,000

Costs and expenses:

Cost of oil and gas well drilling

operations 7,525,900 7,085,800 22,397,300 20,076,200

Oil and gas purchases

and production costs 9,928,200 8,429,100 17,958,600 15,883,500

General and administrative expenses 595,800 611,000 1,060,200 1,051,100

Depreciation, depletion, and

amortization 957,100 813,600 1,892,700 1,572,100

19,007,000 16,939,500 43,308,800 38,582,900

Income before income taxes 2,057,000 2,222,100 5,421,500 5,826,100

Income taxes 460,700 497,700 1,214,400 1,305,000

Net income $ 1,596,300 $ 1,724,400 $ 4,207,100 $ 4,521,100

Basic earnings per common share $ .10 $ .11 $ .27 $ .29

Diluted earnings per common and

common equivalent share $ .10 $ .11 $ .26 $ .28

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 1999 and 1998

(Unaudited)

1999 1998

Cash flows from operating activities:

Net income $ 4,207,100 $4,521,100

Adjustments to net income to reconcile

to cash used in operating activities:

Deferred federal income taxes 184,100 (166,600)

Depreciation, depletion & amortization 1,892,700 1,572,100

Leasehold acreage expired or surrendered 321,200 84,500

Amortization of stock award 6,100 6,100

Gain on disposal of assets (9,800) (36,800)

Increase in current assets (1,773,600) (1,307,000)

Increase in other assets (606,100) (221,700)

Decrease in current liabilities (21,190,800) (18,505,300)

Increase in other liabilities 496,100 524,600

Total adjustments (20,680,100) (18,050,100)

Net cash used in operating activities (16,473,000) (13,529,000)

Cash flows from investing activities:

Capital expenditures (9,909,600) (10,215,900)

Proceeds from sale of leases 531,500 758,600

Proceeds from sale of assets 9,800 46,800

Net cash used in investing activities (9,368,300) (9,410,500)

Net change in cash and cash equivalents (25,841,300) (22,939,500)

Cash and cash equivalents, beginning of period 34,894,600 46,561,000

Cash and cash equivalents, end of period $ 9,053,300 $ 23,621,500

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 1999

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2. Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4. Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three and six months ended June 30, 1999 and 1998:

Three Months Ended Six Months Ended

June 30, June 30,

1999 1998 1999 1998

Weighted average common

shares outstanding 15,737,795 15,510,762 15,730,269 15,500,513

Weighted average common and

common equivalent shares outstanding 16,297,833 16,406,990 16,253,240 16,395,395

Net income $ 1,596,300 $ 1,724,400 $ 4,207,100 $ 4,521,100

Basic earnings per common share $ .10 $ .11 $ .27 $ .29

Diluted earnings per common and

common equivalent share $ .10 $ .11 $ .26 $ .28

5. Business Segments (in Thousands)

PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commerical and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas ga

Three Months Ended Six Months Ended

June 30, June 30,

1999 1998 1999 1998

REVENUES

Drilling and Development $ 9,030 $ 8,209 $26,776 $23,698

Natural Gas Sales 10,614 9,393 18,889 17,433

Well Operations 1,216 1,079 2,372 2,146

Unallocated amounts (1) 204 481 693 1,132

Total $21,064 $19,162 $48,730 $44,409

(1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

Three Months Ended Six Months Ended

June 30, June 30,

1999 1998 1999 1998

SEGMENT INCOME BEFORE INCOME TAXES

Drilling and Development $1,505 $1,123 $4,379 $3,622

Natural Gas Sales 563 777 771 1,348

Well Operations 423 486 716 836

Unallocated amounts (2)

General and Administrative

expenses (596) (611) (1,060) (1,051)

Interest expense - - - -

Other (1) 162 447 616 1,071

Total $ 2,057 2,222 $ 5,422 $ 5,826

(2) Items which are not allocated in assessing segment performance.

June 30, 1999 December 31, 1998

SEGMENT ASSETS

Drilling and Development $ 4,896 $ 27,288

Natural Gas Sales 75,108 65,256

Well Operations 7,273 7,136

Unallocated amounts

Cash 2,039 7,814

Other 5,829 3,806

Total $ 95,145 $111,300

6. Commitments and Contingencies

The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of three times the most recent 12 months' cash distributions), only if such units are tendered, subject t

The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1999 Compared With June 30, 1998

Revenues. Total revenues for the three months ended June 30, 1999 were $21.1 million compared to $19.2 million for the three months ended June 30, 1998, an increase of approximately $1.9 million, or 9.9 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the three months ended June 30, 1999 were $9.0 million compared to $8.2 million for the three months ended June 30, 1998, an increase of approximately $80

Costs and expenses. Costs and expenses for the three months ended June 30, 1999 were $19.0 million compared to $16.9 million for the three months ended June 30, 1998, an increase of approximately $2.1 million or 12.4 percent. Oil and gas well drilling operations costs for the three months ended June 30, 1999 were $7.5 million compared to $7.1 million for the three months ended June 30, 1998, an increase of approximately $400,000, or 5.6 percent. Such increase resulted from a

Net income. Net income for the three months ended June 30, 1999 was $1.6 million compared to $1.7 million for the three months ended June 30, 1998, a decrease of approximately $100,000 or 6.3 percent.

Six Months Ended June 30, 1999 Compared with June 30, 1998

Revenues. Total revenues for the six months ended June 30, 1999 were $48.7 million compared to $44.4 million for the six months ended June 30, 1998, an increase of approximately $4.3 million, or 9.7 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the six months ended June 30, 1999 were $26.8 million compared to $23.7 million for the six months ended June 30, 1998, an increase of approximately $3.1 mill

Costs and expenses. Costs and expenses for the six months ended June 30, 1999 were $43.3 million compared to $38.6 million for the six months ended June 30, 1998, an increase of approximately $4.7 million or 12.2 percent. Oil and gas well drilling operations costs for the six months ended June 30, 1999 were $22.4 million compared to $20.1 million for the six months ended June 30, 1998, an increase of approximately $2.3 million, or 11.4 percent. Such increase resulted from ad

Net income. Net income for the six months ended June 30, 1999 was $4.2 million compared to $4.5 million for the six months ended June 30, 1998, a decrease of approximately $300,000 or 6.7 percent.

Year 2000 Issue

State of Readiness

The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. The Company has assessed the extent of the Year 2000 Issues affecting the Company. The Company believes that the new computer system including operating software installed during 1

The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by September 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to take appropriate action, including identifying alternative suppliers and service providers

Cost of Readiness

Expenditures related to Year 2000 remediation did not exceed $35,000. These expenditures include costs related to the data processing transition, a new computer system, purchase of software, modifications and implementation costs. A portion of these costs were capitalized and will be amortized over the estimated useful life. The remainder of these costs have been expensed as incurred. Management believes that the cost to become Year 2000 Compliant is not material to the Company's results of operations.

Risks of Year 2000 Issues

The Company presently believes the Year 2000 Issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, inc

Contingency Plan

The Company has a contingency plan, and will implement it on systems that remains non-compliant as of December 31, 1999, if any.

Liquidity and Capital Resources

The Company funds its operations through a combination of cash flow from operations, capital raised through stock offerings and drilling partnerships, and use of the Company's credit facility. Operational cash flow is generated by sales of natural gas from the Company's well interests, well drilling and operating activities for the Company's investor partners, natural gas gathering and transportation, and natural gas marketing. Cash payments from Company-sponsored partnerships are u

Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's natural gas sales prices are subject to increase and decrease based on various market-sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for the natural gas, which typically peaks during the winter months. The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activit

On June 22, 1999 the Company executed an Amendment to its Credit Agreement with First National Bank of Chicago. The amendement provides a $20.0 million borrowing base, subject to adequate oil and gas reserves. The Company has activated $10.0 million of such borrowing base, and has at its discretion the ability to activate the additional $10.0 million. As of June 30, 1999, no balance is outstanding on the line of credit. Interest accrues at prime, with LIBOR (London Interbank Marke

The Company closed its first drilling program of 1999 in the second quarter and has drilled the wells in the second and third quarters of 1999. The Company will close its second drilling program of 1999 in September, 1999 and will drill the wells during the third and fourth quarters of 1999. Additional programs are scheduled to close in November and December of 1999. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximat

The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standard

Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the reported market risks faced by the Company since December 31, 1998.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Development Corporation

(Registrant)

Date: August 9, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: August 9, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer