Form 10-Q
period 1999-09-30
PETROLEUM DEVELOPMENT CORP
filed 1999-11-08
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 1999

OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities and Exchange Act of 1934

For the transition period from to

Commission file number 0-7246

I.R.S. Employer Identification Number 95-2636730

PETROLEUM DEVELOPMENT CORPORATION

(A Nevada Corporation)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,737,795 shares of the Company's Common Stock ($.01 par value) were outstanding as of September 30, 1999.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION Page No.

Item 1. Financial Statements

Independent Auditors' Review Report 1

Condensed Consolidated Balance Sheets -

September 30, 1999 and December 31, 1998 (audited) 2

Condensed Consolidated Statements of Income - Three

Months and Nine Months Ended September 30, 1999 and 1998 4

Condensed Consolidated Statements of Cash Flows- Nine

Months Ended September 30, 1999 and 1998 5

Notes to Condensed Consolidated Financial Statements 6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 8

PART II OTHER INFORMATION

Item 1. Legal Proceedings 12

Item 6. Exhibits and Reports on Form 8-K 12

PART I - FINANCIAL INFORMATION

Independent Auditors' Review Report

The Board of Directors

Petroleum Development Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's manage m

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Pittsburgh, Pennsylvania

November 5, 1999

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 1999 and December 31, 1998

ASSETS

1999 1998

(Unaudited)

Current assets:

Cash and cash equivalents $ 9,594,400 $ 34,894,600

Accounts and notes receivable 10,664,200 6,024,100

Inventories 509,500 702,400

Prepaid expenses 2,308,400 2,387,500

Total current assets 23,076,500 44,008,600

Properties and equipment 105,035,600 92,747,300

Less accumulated depreciation, depletion,

and amortization 30,135,600 27,356,700

74,900,000 65,390,600

Other assets 2,822,200 1,901,200

$100,798,700 $111,300,400

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

September 30, 1999 and December 31, 1998

LIABILITIES AND

STOCKHOLDERS' EQUITY

1999 1998

(Unaudited)

Current liabilities:

Accounts payable and accrued expenses $ 16,697,300 $ 13,178,800

Advances for future drilling contracts 4,558,600 28,320,800

Funds held for future distribution 772,400 984,200

Total current liabilities 22,028,300 42,483,800

Long term debt 3,735,000 -

Other liabilities 2,480,100 2,233,500

Deferred income taxes 3,436,900 3,836,400

Stockholders' equity:

Common stock 157,400 155,100

Additional paid-in capital 32,021,900 31,873,100

Warrants outstanding 46,300 46,300

Retained earnings 36,892,800 30,672,200

Total stockholders' equity 69,118,400 62,746,700

$100,798,700 $111,300,400

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three and Nine Months ended September 30, 1999 and 1998

(Unaudited)

Three Months Ended Nine Months Ended

September 30, September 30,

1999 1998 1999 1998

Revenues:

Oil and gas well drilling operations $ 7,963,200 $ 5,764,600 $34,739,400 $29,463,000

Oil and gas sales 13,525,700 9,273,300 32,414,700 26,705,800

Well operations and pipeline income 1,681,600 1,190,900 4,053,400 3,337,400

Other income 671,200 420,600 1,364,500 1,552,200

23,841,700 16,649,400 72,572,000 61,058,400

Costs and expenses:

Cost of oil and gas well drilling

operations 6,249,500 5,217,900 28,646,800 25,294,100

Oil and gas purchases

and production costs 12,782,300 9,175,000 30,740,900 25,058,500

General and administrative expenses 859,200 731,600 1,919,400 1,782,700

Depreciation, depletion, and

amortization 1,007,100 764,300 2,899,800 2,336,400

Interest 88,100 - 88,100 -

20,986,200 15,888,800 64,295,000 54,471,700

Income before income taxes 2,855,500 760,600 8,277,000 6,586,700

Income taxes 842,000 180,400 2,056,400 1,485,400

Net income $ 2,013,500 $ 580,200 $ 6,220,600 $ 5,101,300

Basic earnings per common share $ .13 $ .04 $ .40 $ .33

Diluted earnings per common and

common equivalent share $ .12 $ .03 $ .38 $ .31

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 1999 and 1998

(Unaudited)

1999 1998

Cash flows from operating activities:

Net income $ 6,220,600 $5,101,300

Adjustments to net income to reconcile

to cash used in operating activities:

Deferred federal income taxes (399,500) (172,700)

Depreciation, depletion & amortization 2,899,800 2,336,400

Leasehold acreage expired or surrendered 381,200 144,500

Amortization of stock award 9,200 9,200

Gain on disposal of assets (493,800) (43,300)

Increase in current assets (4,226,200) (2,157,800)

Increase in other assets (929,700) (610,500)

Decrease in current liabilities (20,455,500) (15,878,100)

Increase in other liabilities 246,600 617,400

Total adjustments (22,967,900) (15,754,900)

Net cash used in operating activities (16,747,300) (10,653,600)

Cash flows from investing activities:

Capital expenditures (13,655,400) (14,895,800)

Proceeds from sale of leases 724,500 922,100

Proceeds from sale of assets 643,000 53,300

Net cash used in investing activities (12,287,900) (13,920,400)

Cash flows from financing activities:

Net proceeds from borrowings 3,735,000 -

Net cash provided by financing activities 3,735,000 -

Net change in cash and cash equivalents (25,300,200) (24,574,000)

Cash and cash equivalents, beginning of period 34,894,600 46,561,000

Cash and cash equivalents, end of period $ 9,594,400 $ 21,987,000

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 1999

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2. Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4. Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three and nine months ended September 30, 1999 and 1998:

Three Months Ended Nine Months Ended

September 30, September 30,

1999 1998 1999 1998

Weighted average common

shares outstanding 15,737,795 15,510,762 15,732,805 15,503,967

Weighted average common and

common equivalent shares outstanding 16,325,937 16,324,670 16,279,999 16,356,520

Net income $ 2,013,500 $ 580,200 $ 6,220,600 $ 5,101,300

Basic earnings per common share $ .13 $ .04 $ .40 $ .33

Diluted earnings per common and

common equivalent share $ .12 $ .03 $ .38 $ .31

5. Business Segments (in Thousands)

PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas ga

Three Months Ended Nine Months Ended

September 30, September 30,

1999 1998 1999 1998

REVENUES

Drilling and Development $ 7,963 $ 5,765 $34,739 $29,463

Natural Gas Sales 13,526 9,273 32,415 26,706

Well Operations 1,682 1,191 4,053 3,337

Unallocated amounts (1) 671 420 1,365 1,552

Total $23,842 $16,649 $72,572 $61,058

(1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

Three Months Ended Nine Months Ended

September 30, September 30,

1999 1998 1999 1998

SEGMENT INCOME BEFORE INCOME TAXES

Drilling and Development $1,713 $ 547 $6,092 $4,169

Natural Gas Sales 808 379 1,579 1,727

Well Operations 648 177 1,364 1,013

Unallocated amounts (2)

General and Administrative

expenses (859) (732) (1,919) (1,783)

Interest expense (88) - (88) -

Other (1) 633 390 1,249 1,461

Total $ 2,855 $ 761 $ 8,277 $ 6,587

(2) Items which are not allocated in assessing segment performance.

September 30, December 31,

1999 1998

SEGMENT ASSETS

Drilling and Development $ 4,280 $ 27,288

Natural Gas Sales 80,335 65,256

Well Operations 7,972 7,136

Unallocated amounts

Cash 1,274 7,814

Other 6,938 3,806

Total $100,799 $111,300

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1999 Compared With September 30, 1998

Revenues. Total revenues for the three months ended September 30, 1999 were $23.8 million compared to $16.6 million for the three months ended September 30, 1998, an increase of approximately $7.2 million, or 43.4 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the three months ended September 30, 1999 were $8.0 million compared to $5.8 million for the three months ended September 30, 1998, an increase on or 37.9 percent. Such increase resulted from higher volumes of drilling and completion activities due to increased levels of drilling partnership-related financing. Oil and gas sales for the three months ended September 30, 1999 were $13.5 million compared to $9.3 million for the three months ended September 30, 1998, an increase of approximately $4.2 million, or 45.2 percent. Such increase was due to the natural gas marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary,

Costs and expenses. Costs and expenses for the three months ended September 30, 1999 were $21.0 million compared to $15.9 million for the three months ended September 30, 1998, an increase of approximately $5.1 million or 32.1 percent. Oil and gas well drilling operations costs for the three months ended September 30, 1999 were $6.2 million compared to $5.2 million for the three months ended September 30, 1998, an increase of approximately $1 million, or 19.2 percent. Such in

Such increase was due primarily to natural gas purchases by RNG for resale along with production costs associated with the increased production from the Company's producing properties. General and administrative expenses for the three months ended September 30, 1999 increased to $859,000 compared with $732,000 for the three months ended September 30, 1998. Depreciation, depletion, and amortization costs for the three months ended September 30, 1999 were $1,007,000 compared to $764,000 f

Net income. Net income for the three months ended September 30, 1999 was $2,013,000 compared to a net income of $580,000 for the three months ended September 30, 1998, an increase of approximately $1,433,000.

Nine Months Ended September 30, 1999 Compared with September 30, 1998

Revenues. Total revenues for the nine months ended September 30, 1999 were $72.6 million compared to $61.1 million for the nine months ended September 30, 1998, an increase of approximately $11.5 million, or 18.8 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales. Drilling revenues for the nine months ended September 30, 1999 were $34.7 million compared to $29.5 million for the nine months ended September 30, 1998, an increase

Costs and expenses. Costs and expenses for the nine months ended September 30, 1999 were $64.3 million compared to $54.5 million for the nine months ended September 30, 1998, an increase of approximately $9.8 million or 18.0 percent. Oil and gas well drilling operations costs for the nine months ended September 30, 1999 were $28.7 million compared to $25.3 million for the nine months ended September 30, 1998, an increase of approximately $3.4 million, or 13.4 percent. Such i

Net income. Net income for the nine months ended September 30, 1999 was $6.2 million compared to a net income of $5.1 million for the nine months ended September 30, 1998, an increase of approximately $1.1 million or 21.6 percent.

Year 2000 Issue

State of Readiness

The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. The Company has assessed the extent of the Year 2000 Issues affecting the Company. The Company believes that the new computer system including operating software installed during 1

The Company has initiated communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

The Company has a contingency plan, and will implement it on systems that remain non-compliant as of December 31, 1999, if any.

Liquidity and Capital Resources

The Company funds its operations through a combination of cash flow from operations, capital raised through stock offerings and drilling partnerships, and use of the Company's credit facility. Operational cash flow is generated by sales of natural gas from the Company's well interests, well drilling and operating activities for the Company's investor partners, natural gas gathering and transportation, and natural gas marketing. Cash payments from Company-sponsored partnerships are u

Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly. The Company's natural gas sales prices are subject to increase and decrease based on various market-sensitive indices. A major factor in the variability of these indices is the seasonal variation of demand for the natural gas, which typically peaks during the winter months. The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activit

On June 22, 1999 the Company executed an Amendment to its Credit Agreement with First National Bank of Chicago. The amendment provides a $20.0 million borrowing base, subject to adequate oil and gas reserves. The Company has activated $10.0 million of such borrowing base, and has at its discretion the ability to activate the additional $10.0 million. As of September 30, 1999, the outstanding balance was $3,735,000. Interest accrues at prime, with LIBOR (London Interbank Market Rat

The Company closed its first drilling program of 1999 in the second quarter and has drilled the wells in the second and third quarters of 1999. The Company closed its second drilling program of 1999 in September, 1999 and has drilled the wells during the third and fourth quarters of 1999. Additional programs are scheduled to close in November and December of 1999. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating

The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

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

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Development Corporation

(Registrant)

Date: November 8, 1999 /s/ Steven R. Williams

Steven R. Williams

President

Date: November 8, 1999 /s/ Dale G. Rettinger

Dale G. Rettinger

Executive Vice President

and Treasurer