Form 10-K
period 1999-12-31
PETROLEUM DEVELOPMENT CORP
filed 2000-03-17
CIK 77877

CONFORMED COPY

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

-  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2000, 15,982,376 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $45,985,012 (based on the last traded price of $4.00).

                        DOCUMENTS INCORPORATED BY REFERENCE
Document                                                Form 10-K Part III
Proxy                                                   Items 11 and 12

                                     PART I
Item 1.  Business

      The Company is a regional independent energy company engaged primarily in the development, production and marketing of natural gas. The Company has grown primarily through drilling and development activities, the acquisition of natural gas producing wells and the expansion of its natural gas marketing activities. As of December 31, 1999, the Company operated approximately 1,800 wells located in the Appalachian and Michigan Basins and the Rocky Mountain Region, and had net proved reserves of 101 Bcf of natural gas. The Company's wells currently produce an aggregate of approximately 37,000 Mcf of natural gas per day, of which the Company's share is approximately 14,500 Mcf.

      The majority of the wells operated by the Company are located in the West Virginia and Pennsylvania portions of the Appalachian Basin. The Appalachian Basin is characterized by shallow developmental wells, which generally have provided highly predictable drilling success rates. In addition, because wells drilled in the Appalachian Basin are closer to the large demand centers for natural gas in the northeastern United States, natural gas from this area has historically commanded a price premium relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. In 1997, the Company commenced drilling in the Antrim shale formation of the Michigan Basin and through December 31, 1999, had drilled 183 wells in this area. In 1999 in addition to its drilling activities, the Company purchased natural gas producing properties. In December 1999, the Company purchased 53 net wells in Colorado.

      The Company owns Riley Natural Gas (RNG), an Appalachian Basin natural gas marketing company, which aggregates and resells natural gas developed by the Company and other producers. This allows the Company to diversify its operations beyond natural gas drilling and production. RNG has established relationships with many of the small natural gas producers in the Appalachian Basin and has significant expertise in the natural gas end-user market. In addition, RNG has extensive experience in the use of hedging strategies, which the Company utilizes to reduce the financial impact on the Company of changes in the price of natural gas.

      Since 1984, the Company has sponsored limited partnerships formed to engage in drilling operations. The Company typically retains a 20% ownership interest in these drilling limited partnerships. In 1999, the Company raised $36.1 million through four public drilling partnerships, making it the sponsor of the largest public oil and gas partnership program in the United States in that year. The drilling programs have provided the Company with access to the capital resources necessary to expand its drilling opportunities and to maintain the infrastructure necessary to support such activities.

Industry Overview

      Natural gas is the second largest energy source in the United States, after liquid petroleum. The 22 Tcf of natural gas consumed in 1999 represented approximately 23% of the total energy used in the United States. Natural gas is consumed in the United States as follows: 46% by industrial end-users as feedstock for products such as plastic and fertilizer or as the energy source for producing products such as glass; 21% and 14% by residential and commercial end-users, respectively, for uses including heating, cooling and cooking; 15% by utilities for the generation of electricity; and the remainder for transportation purposes.

      The Company believes that the market for natural gas will grow in the future. The demand for natural gas has increased due to four main factors:

      - Efficiency. Relative to other energy sources, natural gas losses during transportation from source to destination are slight, averaging only about 9% of the natural gas energy.


                                       -2-
      - Environmentally favorable. Natural gas is the cleanest and most environmentally safe of the fossil fuels.

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

      In the early 1980's, natural gas companies began exploiting the northern portion of Michigan's lower peninsula, when certain favorable tax credits for natural gas development were enacted. The result of such development was new advances in drilling technology, which made natural gas drilling in this area profitable even after the expiration of these tax credits. In Michigan's lower peninsula, there is an abundance of shallow Antrim gas shale, which can provide significant reserves per well drilled. Additionally, this area is close to certain end-user markets, which has provided favorable premiums. With a current productive area of nearly 2.5 million acres, Michigan has been one of the most active areas for natural gas drilling in the United States over the past decade.

      During 1998 the Company began to establish a lease position in the Rocky Mountain producing region. The region is believed to hold substantial undeveloped natural gas resources. Recent additions to pipeline capacity in the region have made the area more attractive for development. Gas from the region will generally sell for less than gas in the Appalachian and Michigan Basins, but costs of development are expected to be less. During 1998, the Company leased 39,500 acres of oil and gas development rights acres in Utah, and was investigating opportunities in several other areas. In 1999 the company drilled four unsuccessful exploratory wells, two in Moffatt County, Colorado and two in Carter County, Montana. In November and December 1999 the Company acquired drilling rights to 20 locations in the Wattenberg field in Weld County, Colorado and a 7,400 acre lease in the Grand Valley field in Garfield County, Colorado. Prior to the end of 1999, the Company had drilled five successful wells in the Wattenberg field and was prepared to drill its first Grand Valley test well. Wells in both areas are generally development wells.

Business Strategy

      The Company's objective is to expand its natural gas reserves, production and revenues through a strategy that includes the following key elements:

      Expand drilling operations. The Company has had one of the most active drilling programs in the Northeast in the 1990's and will seek to continue to build on the experience developed. The Company drilled 178 wells in 1999, compared to 213 for the year of 1998. The Company believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 1999, the Company had 37,000 net undeveloped acres in the Michigan Basin, 28,430 net undeveloped acres in the Appalachian Basin and 88,020 net undeveloped acres in the Rocky Mountain Region. As drilling activity increases, the Company benefits as its fixed costs may be spread over a larger number of wells.

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

      Pursue geographic expansion. The Company has a proven ability to drill and operate shallow natural gas wells successfully. There are a number of areas outside the Appalachian Basin where drilling and operating characteristics are similar to those in Appalachia. For example, since 1996, the Company expanded into the Michigan Basin, which permitted the Company to leverage its expertise developed in the Appalachian Basin because of the similarities in methods of drilling, depth, equipment and operations. Moreover, reserves and production levels of two to three times that of Appalachian levels for a similar investment more than offset higher expected operating costs. The Company's Colorado development projects also build on our shallow gas well operating experience. The Company will continue to evaluate opportunities to expand geographically on an ongoing basis.

      Reduce risks inherent in natural gas development and marketing. An integral part of the Company's strategy has been and will continue to be to concentrate on shallow development, (rather than exploratory) drilling, and geographical diversification to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling and is likely to generate cash returns more quickly. The focus on shallow wells builds on the Company's knowledge and experience, and also provides greater investment diversification than an equal investment in a smaller number of deeper and/or more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area. The Company believes that, as natural gas markets are deregulated, successful natural gas marketing is essential to profitable operations. To further this goal, the Company has the expertise of RNG, an experienced natural gas marketer. The Company intends to continue to expand its marketing capacity to keep pace with the changing natural gas industry.

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

      On the basis of these models, the geologists instruct the Company's land department to obtain available natural gas leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, the Company pays a lease bonus and annual rental payments, converting, upon initiation of production, to a 12.5% royalty on gross production revenue in return for obtaining the leases. In some instances of particularly attractive properties, additional overriding royalty payments may be made to third parties or royalty owners. As of December 31, 1999, the Company had a total leasehold inventory of approximately 247,140 gross acres and 246,710 net acres. See--"Properties--Natural Gas Leases."

Drilling Activities

      When prospects have been identified and leased, the Company develops these properties by drilling wells. In 1999, the Company drilled a total of 178 wells, of which 13 were dry holes. Typically, the Company will act as driller-operator for these prospects, entering into contracts with partnerships, including Company-sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. See "Financing of Drilling Activities."

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

Acquisitions of Producing Properties

      In addition to drilling new wells, the Company continues to pursue opportunities to purchase existing wells from other producers and greater ownership interests in the wells it operates. Generally, outside interests purchased include a majority interest in the wells and well operations.

During 1998 the Company purchased an 80% interest in 122 producing wells located in Pennsylvania from Pemco Gas, Inc. and a 100% working interest in 13 producing wells in Michigan, as well as certain well interests in its Company sponsored partnerships. In 1999, the Company purchased a 100% working interest in 53 producing wells in the D-J Basin of Colorado which added 3.6 Bcf of natural gas and 370,000 barrels of oil to the Company's reserves. Also purchased in 1999 were certain well interests in its Company sponsored partnerships.

Production

      The following table shows the Company's net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last five years.

                                Year Ended December 31,
                             1999      1998     1997     1996      1995
Production(1):
  Oil(MBbls)                    8          8       9        7        11
  Natural Gas (MMcf)        3,451      2,453   1,810    1,495     1,336
  Equivalent MMcfs(2)       3,499      2,501   1,864    1,537     1,402
Average sales price:
  Oil (per Bbl)            $18.75     $10.61  $16.10   $16.35    $15.80
  Natural gas (per Mcf)     $2.46      $2.46   $2.88    $3.04     $1.75
Average production cost
  (lifting cost) per
  equivalent Mcf(3)         $0.69      $0.61   $0.65    $0.63     $0.53

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

Well Operations

      The Company currently operates approximately 1,538 natural gas wells in the Appalachian Basin, 200 wells in the Michigan Basin and 58 wells in the Rocky Mountain Region. The Company's ownership interest in these wells ranges from 0% to 100%, and, on average, the Company has an approximate 48% ownership interest in the wells it operates. Currently these wells produce an aggregate of about 37,000 Mcf of natural gas per day, including the Company's share of 14,500 Mcf per day.

      The Company is paid a monthly operating charge for each well it operates for outside owners. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, insurance and other recurring costs. The Company may also receive additional compensation for special non-recurring activities, such as reworks and recompletions.

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

Item 2. Properties

Drilling Activity

      The following table summarizes the Company's development drilling activity for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. The Company's exploratory wells drilled in the past five years consist of one dry hole (0.19 net) drilled in 1998 and five dry holes (2.44 net) drilled in 1999.

                                        Development Wells Drilled

                            Total            Productive              Dry
                        Drilled   Net       Drilled    Net     Drilled   Net

      1995                72     13.40        64      11.80       8     1.60
      1996                97     17.44        92      16.46       5      .98
      1997               168     40.72       158      38.00      10     2.72
      1998               212     56.99       201      54.22      11     2.77
      1999               173     54.64       165      53.10       8     1.54

           Total         722    183.19       680     173.58      42     9.61

Summary of Productive Wells

The table below shows the number of the Company's productive gross and net wells at December 31, 1999.

                                            WELLS
                                   Gas                   Oil
Location                  Gross           Net     Gross         Net
Colorado                     58          53.78       -          -
Michigan                    199          97.67       1           .80
Ohio                         16           7.19       5          2.34
Pennsylvania                527         164.26       -          -
Tennessee                     1           0.71      39         15.87
West Virginia               944         523.94       6          2.58
   Total                  1,745         847.55      51         21.59

Reserves

       All of the Company's oil and natural gas reserves are located in the United States. The Company's approximate net proved reserves were estimated by Wright & Company, Inc. independent petroleum engineers ("Wright & Company"), to be 101,245,000 Mcf of natural gas and 1,154,000 Bbls of oil at December 31, 1999; 80,819,000 Mcf of natural gas and 29,000 Bbls of oil at December 31, 1998; and 57,243,000 Mcf of natural gas and 45,000 Bbls of oil at December 31, 1997.

       The Company's approximate net proved developed reserves were estimated, by Wright & Company to be 82,628,000 Mcf of natural gas and 798,000 Bbls of oil at December 31, 1999; 64,562,000 Mcf of natural gas and 29,000 Bbls of oil at December 31, 1998; and 42,411,000 Mcf of natural gas and 45,000 Bbls of oil at December 31, 1997.

       No major discovery or other favorable or adverse event that would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1999. Reserves cannot be measured exactly, as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

       The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated by Wright & Company in 1999, 1998 and 1997 to be $58.5 million as of December 31, 1999, $30.2 million as of December 31, 1998 and $27.9 million as of December 31, 1997. These amounts are based on year-end prices at the respective dates. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

Net Proved Natural Gas and Oil Reserves

       The proved reserves of natural gas and oil of the Company as estimated by Wright & Company at December 31, 1999 are set forth below. These reserves have been prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 1999 to December 31, 1999, all of which are located within the United States, is shown below:

                                                       Natural Gas (Mcf)

 Proved developed and undeveloped reserves:
 Beginning of year (January 1, 1999)                         80,819,000
 Revisions of previous estimates                             (4,475,000)
 Beginning of year as revised                                76,344,000
 New discoveries and extensions                              24,781,000
 Dispositions, to partnerships                               (8,774,000)
 Acquisitions                                                12,345,000
 Production                                                  (3,451,000)
 End of period (December 31, 1999)                          101,245,000

 Proved developed reserves:
 Beginning of year (January 1, 1999)                         64,562,000
 End of period (December 31, 1999)                           82,628,000

                                                             Oil (Bbls)
Proved developed and undeveloped reserves:
Beginning of year (January 1, 1999)                              29,000
Revisions of previous estimates                                  67,000
Beginning of year as revised                                     96,000
New discoveries and extensions                                  404,000
Dispositions                                                        -
Acquisitions                                                    662,000
Production                                                       (8,000)
End of period (December 31, 1999)                             1,154,000

Proved developed reserves:
Beginning of year (January 1, 1999)                              29,000
End of period (December 31, 1999)                               798,000

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Natural Gas and Oil Reserves

       Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves. Future cash inflows are computed by applying year-end prices of natural gas and oil relating to the Company's proved reserves to year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at December 31, 1999 to the future pretax net cash flows, less the tax basis of the properties, and gives effect to permanent differences, tax credits and allowances related to the properties.

                                                       December 31, 1999

Future estimated cash flows                                $307,816,000
Future estimated production and development costs          (129,557,000)
Future estimated income tax expense                         (39,930,000)
Future net cash flows                                       138,329,000
10% annual discount for estimated
 timing of cash flows                                       (79,875,000)
Standardized measure of discounted
 future estimated net cash flows                           $ 58,454,000

                                       -9-
       The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows from January 1, 1999 through December 31, 1999:

 Sales of oil and natural gas production,
  net of production costs                                   $(6,206,000)
 Net changes in prices and production costs                  29,547,000
 Extensions, discoveries and improved recovery,
  less related cost                                          39,653,000
 Dispositions to partnerships                                (6,152,000)
 Acquisitions                                                31,915,000
 Development costs incurred during the period                17,168,000
 Revisions of previous quantity estimates                    (4,944,000)
 Changes in estimated income taxes                          (19,608,000)
 Changes in discount                                        (39,463,000)
 Changes in production rate (timing) and other              (13,650,000)
                                                           $ 28,260,000

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

Natural Gas Leases

       The following table sets forth, as of December 31, 1999, the acres of developed and undeveloped natural gas and oil properties in which the Company had an interest, listed alphabetically by state.

                             Developed          Undeveloped
                              Acreage             Acreage
                          Gross     Net       Gross       Net
       Colorado           2,080    2,080      7,600      7,600
       Michigan          27,500   27,500     37,000     37,000
       Montana              -        -       22,000     22,000
       Ohio                 740      740        500        500
       Pennsylvania       8,700    8,700     19,000     19,000
       Tennessee          5,400    5,400       -          -
       Utah                -        -        58,420     58,420
       West Virginia     49,000   48,840      9,200      8,930
      Total              93,420   93,260    153,720    153,450

Title to Properties

       The Company believes that it holds good and indefeasible title to its properties, in accordance with standards generally accepted in the natural gas industry, subject to such exceptions stated in the opinion of counsel employed in the various areas in which the Company conducts its exploration activities, which exceptions, in the Company's judgment, do not detract substantially from the use of such property. As is customary in the natural gas industry, only a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, an extensive title examination is conducted and curative work is performed with respect to defects which the Company deems

                                      -10-
to be significant. A title examination has been performed with respect to substantially all of the Company's producing properties. No single property owned by the Company represents a material portion of the Company's holdings. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

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

       The Company sells its natural gas to industrial end-users and utilities. No customer accounted for more than 10.0% of total revenues in 1999. One customer, Hope Gas, Inc., a regulated public utility ("Hope Gas"), accounted for 12.6% of the Company's revenues from oil and gas sales (5.4% of total revenues) in 1998 and 26.6% of the Company's revenues from oil and gas sales (12.0% of total revenues) in 1997. The Company and Hope Gas were parties to a Pipeline Purchase Agreement, pursuant to which agreement the Company delivered to Hope Gas, upon demand, minimum quantities of natural gas (4,500 dth per day delivered directly to Hope Gas's pipelines and 11,000 dth per day for total deliveries including both direct and transferred volumes). The Company and Hope Gas were also parties to a Master Gas Purchase Agreement, which expired on May 31, 1999, pursuant to which the Company offered to Hope Gas all volumes of natural gas available at specific points of delivery, up to the minimum delivery requirements of the Pipeline Purchase Agreement. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's total revenues during 1999, 1998 or 1997.

       At December 31, 1999, natural gas produced by the Company sold at prices per Mcf ranging from $0.90 to $4.35, depending upon well location, the date of the sales contract and whether the natural gas was sold in interstate or intrastate commerce. The weighted net average price of natural gas sold by the Company during 1999 was $2.46 per Mcf.

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

       In 1996, the Company acquired RNG, an Appalachian Basin natural gas marketing company that specializes in the acquisition and aggregation of Appalachian Basin gas production. The owner/managers and employees of RNG joined the Company, and RNG's operations were relocated to the Company's headquarters. RNG markets natural gas produced by the Company and also purchases natural gas from other producers and resells to utilities, end users or other marketers. The employees of RNG have extensive knowledge of the natural gas market in the Appalachian region. Such knowledge assists the Company in maximizing its prices as it markets natural gas from Company-operated wells. RNG and its management also brought to the Company specific knowledge and relationships with many producers in the Appalachian Basin region. Paramount Transmission Corporation ("PTC"), an Ohio subsidiary of the Company, focuses its efforts on the marketing of Ohio natural gas production to commercial and industrial end-users.

       In West Virginia, Pennsylvania, Michigan and Colorado, the Company markets natural gas from its own wells and wells operated for its investment partnerships. The gas is marketed to natural gas utilities, pipelines and industrial and commercial customers, either directly through the Company's gathering system, or utilizing transportation services provided by regulated interstate pipeline companies.

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

       Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market. The Company continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Company may also close out any portion of hedges that may exist from time to time. As of December 31, 1999, there were 182 existing hedge positions representing 1,820,000 Mmbtu.

Financing of Drilling Activities

       The Company conducts development drilling activities for its own account and for other investors. In 1984, the Company began sponsoring private drilling limited partnerships, and, in 1989, the Company began to register the partnership interests offered under public drilling programs with the SEC. The Company's public partnerships had $36.1 million in subscriptions in 1999. Funds received pursuant to drilling contracts were $40.9 million in 1998 and $35.5 million in 1997. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received. Most of the Company's drilling and development funds now are received from partnerships in which the Company serves as managing general partner. However, because wells produce for a number of years, the Company continues to serve as operator for a large number of unaffiliated parties. In addition to the partnership structure, the Company also utilizes joint venture arrangements for financing drilling activities.

       The financing process begins when the Company enters into a development agreement with an investor partner, pursuant to which the Company agrees to assign its rights in the property to be drilled to the partnership or other entity. The partnership or other entity thereby becomes owner of a working interest in the property.

        The Company's development contracts with its investor partners have historically taken many different forms. Generally the agreements can be classified as on a "footage-based" rate, whereby the Company receives drilling and completion payments based on the depth of the well; "cost-plus," in which the Company is reimbursed for its actual cost of drilling plus some additional amount for overhead and profit; or "turnkey," in which a specified amount is paid for drilling and another amount for completion. As part of the compensation for its services, the Company also has received some interest in the production from the well in the form of an overriding royalty interest, working interest or other proportionate share of revenue or profits. The Company's development contracts may provide for a combination of several of the foregoing payment options. Basic drilling and completion operations are performed on a footage-based rate, with leases and gathering pipelines being contributed at Company cost. The Company may also purchase a working interest in the subject properties.

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

Oil Production

       Before 1980, the Company generated a significant portion of its revenues from oil production. However, the Company made a strategic decision to concentrate its development efforts on natural gas production and most of the Company's current oil production is associated with natural gas production. The Company's current production of oil is from wells located in Tennessee, Ohio, West Virginia and Colorado. In 1999, its share of oil production is about 8,000 barrels. The Company's acquisition in December 1999 of 53 wells in Colorado, and ongoing development activities in Colorado and Michigan are resulting in a significant increase in oil production and reserves. At the end of 1999 oil was about 6% of the Company's total equivalent reserves. The Company is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Company does not refine any of its oil production. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements which are customary in the oil industry. No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 1999, 1998 or 1997. At December 31, 1999, oil produced by the Company sold at prices ranging from $21.75 to $24.57 per barrel, depending upon the location and quality of oil. In 1999, the weighted net average price per barrel of oil sold by the Company was $18.75.

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

Regulation of Natural Gas Exploration and Production

       The Company's natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, the Company must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, and such regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the natural gas industry increases the Company's costs of doing business and, consequently, affects its profitability. In as much as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

       The Company's expenses relating to preserving the environment during 1999 were not significant in relation to operating costs and the Company expects no material change in 2000. Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's business, financial condition or results of operations.

       As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations. For example, during 1999, the Company was one of the most active drilling companies in the northeast. Even with this level of activity, the Company was able to maintain a high level of environmental sensitivity. During the 1990's, the Company has been a nine-time recipient of the West Virginia Department of Environmental Protection's top award in recognition of the quality of the Company's environmental and reclamation work in its drilling activities.

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

Competition

       The Company believes that its exploration, drilling and production capabilities and the experience of its management generally enable it to compete effectively. The Company encounters competition from numerous other natural gas companies, drilling and income programs and partnerships in all areas of its operations, including drilling and marketing natural gas and obtaining desirable natural gas leases. Many of these competitors possess larger staffs and greater financial resources than the Company, which may enable them to identify and acquire desirable producing properties and drilling prospects more economically. The Company's ability to explore for natural gas prospects and to acquire additional properties in the future depends upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The Company competes with a number of other companies which offer interests in drilling partnerships with a wide range of investment objectives and program structures. Competition for investment capital for both public and private drilling programs is intense. The Company also faces intense competition in the marketing of natural gas from competitors including other producers as well as marketing companies. Also, international developments and the possible improved economics of domestic natural gas exploration may influence other oil companies to increase their domestic natural gas exploration. Furthermore, competition among natural gas companies for favorable natural gas prospects can be expected to continue, and it is anticipated that the cost of acquiring natural gas properties may increase in the future. Factors affecting competition in the natural gas industry include price, location, availability, quality and volume of natural gas. The Company believes that it can compete effectively in the natural gas industry on each of the foregoing factors. Nevertheless, the Company's business, financial condition or results of operations could be materially adversely affected by competition.

Employees

       As of December 31, 1999, the Company had 91 employees, including 13 in finance, 7 in administration, 14 in exploration and development, 52 in production and 5 in natural gas marketing. The Company's engineers, supervisors and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, the Company retains subcontractors to perform drilling, fracturing, logging, and pipeline construction functions at drilling sites. The Company's employees act as supervisors of the subcontractors.

       The Company's employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Facilities

       The Company owns and occupies three buildings in Bridgeport, West Virginia, two of which serve as the Company's headquarters and one which serves as a field operating site. The Company also owns a field operating building in Gilmer County, West Virginia. The Company leases field operating offices in Pennsylvania, Michigan, Colorado, and Ohio under operating leases. The Company believes that its current facilities are sufficient for its current and anticipated operations.

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

                                               High         Low

              1998
              First Quarter                     6 5/8       4 1/8
              Second Quarter                    6 1/2       4 13/16
              Third Quarter                     5 1/2       3 5/16
              Fourth Quarter                    5 3/8       2 15/16

              1999
              First Quarter                     3 15/16     2 7/8
              Second Quarter                    4 11/16     3 5/16
              Third Quarter                     5 3/8       4 3/16
              Fourth Quarter                    4 13/16     3 23/32


       As of December 31, 1999, there were approximately 1,349 record holders of the Company's common stock.

       The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6.  Selected Financial Data (1)

                                                         Year Ended December 31,
                        1999              1998             1997             1996            1995
Revenues
 Oil and gas well
 drilling
 operations          $42,115,600      $40,447,100      $34,405,400     $18,698,200     $13,941,000
 Oil and gas sales    46,988,100       35,560,300       33,390,200      26,051,100       4,150,600
 Well operations
  income               5,314,500        4,581,000        4,509,300       3,928,800       3,750,900
 Other income          2,392,400        2,385,200        1,573,100         935,600         504,000
   Total             $96,810,600      $82,973,600      $73,878,000     $49,613,700     $22,346,500
Costs and Expenses
  (excluding
  interest and
  depreciation,
  depletion and
  amortization)      $82,496,500      $71,094,900      $61,219,600     $42,274,100     $18,042,300
Interest Expense     $   182,400      $      -         $   315,900     $   380,000     $   319,700
Depreciation,
 Depletion and
 Amortization        $ 4,031,200      $ 3,253,600      $ 2,660,300     $ 2,309,600     $ 2,152,100

Net Income           $ 7,824,300      $ 6,658,000      $ 7,586,800     $ 3,549,400     $ 1,481,500

Basic earnings
 per common share          $.50          $.43              $ .67          $ .34            $ .13

Diluted earnings
 per share                 $.48          $.41              $ .67          $ .34            $ .13

Average Common and
 Common Equivalent
 Shares Outstanding
 During the Year       16,286,852     16,338,298        12,540,165      11,542,315      11,611,164

                                                December 31,
                          1999           1998            1997               1996            1995
Total Assets         $132,083,600    $111,409,000      $98,411,600    $63,604,200      $40,620,100
Working Capital      $ (2,503,900)   $  1,633,400      $16,483,200    $(2,357,200)     $(1,519,700)
Long-Term Debt,
 excluding current
 maturities           $ 9,300,000    $       -         $      -       $ 5,320,000      $ 2,500,000
Stockholders'
 Equity               $70,724,900    $ 62,746,700      $55,766,100    $23,072,500      $19,920,900

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

Results of Operations

Year Ended December 31, 1999 Compared with December 31, 1998

      Revenues. Total revenues for the year ended December 31, 1999 were $96.8 million compared to $83.0 million for the year ended December 31, 1998, an increase of approximately $13.8 million, or 16.6%. Drilling revenues for the year ended December 31, 1999 were $42.1 million compared to $40.4 for the year ended December 31, 1998, an increase of approximately $1.7 million, or 4.2%. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Oil and gas sales for the year ended December 31, 1999 were $47.0 million compared to $35.6 million for the year ended December 31, 1998, an increase of approximately $11.4 million, or 32.0%. Such increase was due to the natural gas marketing activities of RNG, along with increased production from the Company's producing properties. The increase in production from the Company's producing properties from 1998 to 1999 was 40.7%. Well operations and pipeline income for the year ended December 31, 1999 was $5.3 million compared to $4.6 million for the year ended December 31, 1998, an increase of approximately $700,000 or 15.2%. Such increase resulted from an increase in the number of wells operated by the Company. Other income remained constant at $2.4 million for the years ended December 31, 1999 and 1998. However for the year ended December 31, 1999 a gain on the sale of oil and gas property offset the decrease in interest earned in 1999 compared to 1998 due to lower average cash balances.

      Costs and expenses. Costs and expenses for the year ended December 31, 1999 were $86.7 million compared to $74.3 million for the year ended
December 31, 1998, an increase of approximately $12.4 million, or 16.7%.
Oil and gas well drilling operations costs for the year ended December 31, 1999 were $35.5 million compared to $35.0 million for the year ended
December 31, 1998, an increase of approximately $500,000 or 1.4%. Such increase resulted from additional expenses due to increased drilling activity. Oil and gas purchases and production costs for the year ended December 31, 1999 were $44.2 million compared to $33.6 million for the year ended December 31, 1998, an increase of approximately $10.6 million, or 31.5%. Such increase was due primarily to natural gas marketing activities of RNG along with production costs associated with the increased production from the Company's producing properties. General and administrative expenses for the year ended December 31, 1999 were $2.8 million compared to $2.5 million for the year ended December 31, 1998, an increase of approximately $300,000. Depreciation, depletion and amortization costs for the year ended December 31, 1999 were $4.0 million compared to $3.3 million for the year ended December 31, 1998, an increase of approximately $700,000 or 21.2%. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were $182,000 for the year ended December 31, 1999 as the Company utilized its credit agreement during the third and fourth quarters of 1999.

      Net income. Net income for the year ended December 31, 1999 was $7.8 million compared to $6.7 million for the year ended December 31, 1998, an increase of approximately $1.1 million or 16.4%.

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

Year 2000 Issue

      The Company experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

      The Company expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

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

      The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $20.0 million, subject to adequate oil and natural gas reserves. As of December 31, 1999, the balance outstanding on the line of credit is $9.3 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2002.

      The Company closed four public drilling partnerships during 1999. The total amount received during 1999 was $36.1 million compared to $40.9 million for 1998. The Company closed its fourth program of 1999 on December 31, 1999 in the amount of $18.7 million and will drill the wells during the first quarter 2000. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

      On January 29, 1999, the Company offered to purchase from Investors their units of investment in the Company's Drilling Programs formed prior to 1996. The Company purhased approximately $1.8 million of producing oil and gas properties in conjunction with this offer, which expired on March 31, 1999. The Company utilized capital received from its 1997 public stock offering to fund this purchase.

      On December 15, 1999, the Company purchased all of the working interest in 53 producing wells in the D-J Basin of Colorado. The Company estimates that the purchase includes proved developed reserves of approximately 3.6
Bcf of natural gas and 370,000 barrels of oil or approximately 5.8 Bcf equivalent (Bcfe), along with another 3.0 Bcfe of net development drilling locations. The total acquisition cost for the wells and locations was $5.2 million. The Company utilized part of its existing line of credit to fund the transaction. The effective date of the transaction was December 1, 1999.

      The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standards

      Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.


Item 7.a.   Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

      The Company's primary market risk exposures are interest rate risk and commodity price risk. These exposures are discussed in detail below:

Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's interest-bearing cash and cash equivalents and long-term debt. Interest-bearing cash and cash equivalents includes money market funds, certificates of deposit and checking and savings accounts with various banks. The amount of interest-bearing cash and cash equivalents as of December 31, 1999 is $9,992,700 with an average interest rate of 3.63 percent. As of December 31, 1999, the Company has long-term debt of $9,300,000 of which $6,300,000 is at a prime interest rate of 8.5% and $3,000,000 at a LIBOR interest rate of 7.73%.

Commodity Price Risk

      The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 1999, PDC had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2000 are for the purchase of 1,820,000 MMBtu of natural gas with a weighted average price of $2.3725 MBtu resulting in a total contract amount of $4,317,950, and a fair market value of $350,500.

                                     PART III

Item 8.   Financial Statements and Supplementary Data:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

Item 10.   Directors and Executive Officers of the Company

Directors and Officers of the Company

      The directors and officers of the Company, their principal occupations for the past five years and additional information are set forth below:

 Name                      Age    Positions and Offices Held

 James N. Ryan             68     Chairman, Chief Executive Officer and Director
 Steven R. Williams        48     President and Director
 Dale G. Rettinger         55     Chief Financial Officer, Executive Vice
                                   President, Treasurer and Director
 Ersel E. Morgan           56     Vice President of Production
 Thomas F. Riley           47     Vice President of Business Development
 Eric R. Stearns           41     Vice President of Exploration and Development
 Darwin L. Stump           44     Controller
 Roger J. Morgan           72     Secretary and Director
 Vincent F. D'Annunzio     47     Director
 Jeffrey C. Swoveland      44     Director
 Donald B. Nestor          50     Director

James N. Ryan served as President of the Company from 1969 to 1983 and has served as director of the Company since 1969. Mr. Ryan was elected Chairman and Chief Executive Officer of the Company in March 1983. Mr. Ryan focuses on capital formation through the Company's drilling partnerships.

Steven R. Williams has served as President and director of the Company since March 1983. Prior to joining the Company, Mr. Williams was employed by Exxon as an engineer from 1973 until 1979. A 1981 graduate of the Stanford Graduate School of Business, Mr. Williams was employed by Texas Oil and Gas Company as a financial analyst from 1981 until July 1982, when he joined Exco Enterprises as Manager of Operations, and served in that capacity until he joined the Company.
                                       -25-

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

Donald B. Nestor, elected as a director in March, 2000, is a Certified Public Accountant and a Partner in the CPA firm of Toothman Rice, P.L.L.C. and is in charge of the firm's Buckhannon, West Virginia office. Mr. Nestor has servied in that capacity for more than the past five years.


The Company's By-Laws provide that the directors of the Company shall be divided into three classes and that, at each annual meeting of stockholders of the Company, successors to the class of directors whose term expires at the annual meeting will be elected for a three-year term. The classes are staggered so that the term of one class expires each year. Mr Williams and Mr. Morgan are members of the class whose term expires in 2000; Mr. Ryan and Mr. D'Annunzio are members of the class whose term expires in 2001; and Mr. Rettinger and Mr. Swoveland are members of the class whose term expires in 2002. There is no family relationship between any director or executive officer and any other director or executive officer of the Company. There are no arrangements or understandings between any director or officer and any other person pursuant to which such person was selected as an officer.

Item 11.  Management Remuneration and Transactions

      There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 2000 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 2000 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 2000.

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


                                                     March 17, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                        Title                          Date


/s/ James N. Ryan                Chairman, Chief Executive        March 17, 2000
James N. Ryan                    Officer and Director


/s/ Steven R. Williams           President and Director           March 17, 2000
Steven R. Williams


/s/ Dale G. Rettinger            Chief Financial Officer          March 17, 2000
Dale G. Rettinger                Executive Vice President,
                                 Treasurer and Director
                                 (principal financial and
                                 accounting officer)


/s/ Roger J. Morgan              Secretary and Director           March 17, 2000
Roger J. Morgan

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

          Index to Financial Statements and Financial Statement Schedules






1.   Financial Statements:
       Independent Auditors' Report                                     F-2
       Consolidated Balance Sheets - December 31, 1999 and 1998         F-3 & 4
       Consolidated Statements of Income - Years Ended
         December 31, 1999, 1998, and 1997                              F-5
       Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 1999, 1998, and 1997                  F-6
       Consolidated Statements of Cash Flows -
         Years Ended December 31, 1999, 1998, and 1997                  F-7
       Notes to Consolidated Financial Statements                       F-8 - 22


2.   Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts
         and Reserves                                                   F-23

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                                      KPMG LLP










Pittsburgh, Pennsylvania
March 6, 2000

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                            December 31, 1999 and 1998



                                                      1999          1998

           Assets

Current assets:
  Cash and cash equivalents (includes
   restricted cash of $614,300 and
   $156,200, respectively)                       $29,059,200     34,894,600
  Notes and accounts receivable                   10,263,200      6,024,100
  Inventories                                        577,600        702,400
  Prepaid expenses                                 2,360,100      2,496,100

                  Total current assets            42,260,100     44,117,200


Properties and equipment:
  Oil and gas properties (successful
   efforts accounting method)                    105,837,900     81,592,700
  Pipelines                                        8,643,400      7,669,700
  Transportation and other equipment               2,686,800      2,332,200
  Land and buildings                               1,181,000      1,152,700

                                                 118,349,100     92,747,300

  Less accumulated depreciation,
   depletion and amortization                     31,207,300     27,356,700

                                                  87,141,800     65,390,600

Other assets                                       2,681,700      1,901,200



                                                $132,083,600    111,409,000










(Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                            December 31, 1999 and 1998


                                                        1999              1998

        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                 $ 14,678,900     11,218,900
  Accrued taxes                                         276,400           -
  Other accrued expenses                              2,643,700      1,959,900
  Advances for future drilling contracts             25,137,400     28,320,800
  Funds held for future distribution                  2,027,600        984,200

                  Total current liabilities          44,764,000     42,483,800

Long-term debt                                        9,300,000          -
Other liabilities                                     3,160,600      2,233,500
Deferred income taxes                                 4,134,100      3,945,000

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per share;
    authorized 50,000,000 shares; issued and
    outstanding 15,737,795 and 15,510,762               157,400        155,100
  Additional paid-in capital                         32,071,000     31,873,100
  Warrants outstanding                                     -            46,300
  Retained earnings                                  38,496,500     30,672,200


                  Total stockholders' equity         70,724,900     62,746,700

                                                   $132,083,600    111,409,000


See accompanying notes to consolidated financial statements.

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         Consolidated Statements of Income

                   Years Ended December 31, 1999, 1998 and 1997

                                                  1999         1998            1997
Revenues:

  Oil and gas well drilling operations        $42,115,600   40,447,100     34,405,400
  Oil and gas sales                            46,988,100   35,560,300     33,390,200
  Well operations and pipeline income           5,314,500    4,581,000      4,509,300
  Other income                                  2,392,400    2,385,200      1,573,100
                                               96,810,600   82,973,600     73,878,000
Costs and expenses:
  Cost of oil and gas well drilling
   operations                                  35,507,300   35,047,500     28,033,200
  Oil and gas purchases and production
   cost                                        44,188,200   33,556,900     30,867,600
  General and administrative expenses           2,801,000    2,490,500      2,318,800
  Depreciation, depletion
   and amortization                             4,031,200    3,253,600      2,660,300
  Interest                                        182,400         -           315,900
                                               86,710,100   74,348,500     64,195,800

        Income before income taxes             10,100,500    8,625,100      9,682,200

Income taxes                                    2,276,200    1,967,100      2,095,400
        Net income                            $ 7,824,300    6,658,000      7,586,800

Basic earnings per common share                   $.50          .43             .67

Diluted earnings per common
 and common equivalent share                      $.48          .41             .61


See accompanying notes to consolidated financial statements.

                           PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Stockholders' Equity

                                 Years Ended December 31, 1999, 1998 and 1997

                                            Common stock
                                               issued
                                         Number                    Additional   Warrants
                                         of                        paid-in      out-         Retained
                                         shares      Amount        capital      standing     earnings          Total

Balance December 31, 1996              10,460,753   $104,600        6,540,500        -       16,427,400      23,072,500

Issuance of common stock:
  Stock offerings                       4,577,500     45,800       24,903,600      46,300          -         24,995,700
  Exercise of employee
   stock options                          207,505      2,100           96,700        -             -             98,800
Amortization of stock award                                            12,300        -                           12,300
Net income                                   -           -               -           -        7,586,800       7,586,800

 Balance December 31, 1997             15,245,758   $152,500       31,553,100      46,300    24,014,200      55,766,100

Issuance of common stock:
  Exercise of employee
   stock options                          324,333      3,200          300,800        -             -            304,000
Amortization of stock award                  -           -             12,200        -             -             12,200
Repurchase and cancellation
 of treasury stock                        (59,329)      (600)        (303,400)       -             -           (304,000)
Income tax benefit from the
 exercise of stock options                   -           -            310,400        -             -            310,400
Net income                                   -           -               -           -        6,658,000       6,658,000

 Balance December 31, 1998             15,510,762   $155,100       31,873,100      46,300    30,672,200      62,746,700

Issuance of common stock:
  Exercise of employee
   stock options                          324,333      3,200          300,800        -             -            304,000
Amortization of stock award                  -           -             12,200        -             -             12,200
Repurchase and cancellation
 of treasury stock                        (97,300)      (900)        (303,100)       -             -           (304,000)
Income tax benefit from the
 exercise of stock options                   -           -            141,700        -             -            141,700
Warrants expired                             -           -             46,300     (46,300)         -               -
Net income                                   -           -               -           -        7,824,300       7,824,300

 Balance December 31, 1999             15,737,795   $157,400       32,071,000        -       38,496,500      70,724,900

See accompanying notes to consolidated financial statements.

                                                                    F-6
                            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows

                               Years Ended December 31, 1999, 1998 and 1997

                                                         1999             1998             1997
Cash flows from operating activities:
  Net income                                        $ 7,824,300        6,658,000         7,586,800
   Adjustment to net income to reconcile
    to cash provided by operating activities:
    Deferred income taxes                               108,900          244,000           107,700
    Depreciation, depletion and amortization          4,031,200        3,253,600         2,660,300
    (Gain) Loss from sale of assets                    (501,800)          18,700           (39,600)
    Disposition of leasehold acreage                    618,100          196,200           187,200
    Amortization of stock award                          12,200           12,200            12,300
    (Increase) decrease in notes and
     accounts receivable                             (4,239,100)      (1,100,700)        1,772,600
    Decrease (increase) in inventories                  124,800         (404,500)          269,300
    Decrease (increase) in prepaid expenses             312,600             (600)         (998,200)
    (Increase) in other assets                         (750,900)        (911,200)         (453,000)
    Increase in accounts payable
     and accrued expenses                             5,347,300        1,304,000         1,298,400
    (Decrease) increase in advances for
     future drilling contracts                       (3,183,400)       5,029,200         4,894,600
    Increase (decrease) in funds held for
     future distribution                              1,043,400         (675,500)          795,700

          Total adjustments                           2,923,300        6,965,400        10,507,300

         Net cash provided by operating
          activities                                 10,747,600       13,623,400        18,094,100

Cash flows from investing activities:
  Capital expenditures                              (27,758,200)     (26,629,700)      (13,675,100)
  Proceeds from sale of leases                        1,224,200        1,283,600         1,710,900
  Proceeds from sale of fixed assets                    651,000           56,300            87,600

         Net cash used in investing
          activities                                (25,883,000)     (25,289,800)      (11,876,600)

Cash flows from financing activities:
  Proceeds from debt                                  9,300,000            -                  -
  Proceeds from issuance of stock                          -               -            25,048,100
  Retirement of debt                                       -               -            (5,320,000)

         Net cash provided by
           financing activities                       9,300,000            -            19,728,100

Net (decrease) increase in cash
 and cash equivalents                                (5,835,400)     (11,666,400)       25,945,600

Cash and cash equivalents,
 beginning of year                                   34,894,600       46,561,000        20,615,400

Cash and cash equivalents, end of year             $ 29,059,200       34,894,600        46,561,000


See accompanying notes to consolidated financial statements.

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                   Years Ended December 31, 1999, 1998 and 1997

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

      The Company is involved in three business segments. The segments are drilling and development, natural gas sales and well operations. (See
        Note 18)

      The Company grants credit to purchasers of oil and gas and the owners of managed properties, substantially all of whom are located in West Virginia, Tennessee, Pennsylvania, Ohio, Michigan and Colorado.

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

      The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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

                                                                    (Continued)
                                        F-8
                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

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




                                                                    (Continued)
                                        F-9

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

      Stock Compensation

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based
        Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. See note 5 to the financial statements.

      Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.
                                                                    (Continued)
                                       F-10
                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


      Reclassifications

      Certain items and amounts reported in the 1998 and 1997 consolidated finnancial statements have been reclassified to conform to the current year's reporting format.

      Fair Value of Financial Instruments

      The carrying values and fair values of the Company's receivables, payables and debt obligations are estimated to be substantially the same as of December 31, 1999, 1998 and 1997.

      New Accounting Standards

        Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.



(2)   Notes and Accounts Receivable

      Included in other assets are noncurrent notes and accounts receivable as of December 31, 1999 and 1998, in the amounts of $494,000 and $617,900 net of the allowance for doubtful accounts of $216,900 and $129,800, respectively.

      The allowance for doubtful current accounts receivable as of December
        31, 1999 and 1998 was $221,500 and $144,800, respectively.

(3)   Long-Term Debt


      On June 22, 1999 the Company executed an Amendment to its Credit
        Agreement with First National Bank of Chicago. The amendment provides a $20.0 million borrowing base, subject to adequate oil and gas reserves. The Company has activated $10.0 million of such borrowing base, and has at its discretion the ability to activate the additional $10.0 million. The Company is required to pay a commitment fee of 1/4 percent on the unused portion of the activated credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2002.

      As of December 31, 1999 the outstanding balance was $9,300,000 of which $6,300,000 is at a prime rate of 8.5% and $3,000,000 at a LIBOR rate of 7.73%. At December 31, 1998 there was no balance outstanding. Any amounts outstanding under the credit agreement are secured by substantially all properties of the Company. The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends.

                                                                    (Continued)

                                       F-11
                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(4)  Income Taxes

     The Company's provision for income taxes consisted of the following:

                                1999             1998          1997
      Current:
       Federal              $1,434,300        1,197,800     1,349,600
       State                   733,000          525,300       638,100
        Total current
         income taxes        2,167,300        1,723,100     1,987,700

      Deferred:
       Federal                 (65,300)            (500)      (32,100)
       State                   174,200          244,500       139,800
        Total deferred
         income taxes          108,900          244,000       107,700

        Total taxes         $2,276,200        1,967,100     2,095,400

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                   1999         1998        1997
                                  Amount       Amount      Amount
Computed "expected" tax       $3,434,200    2,932,500   3,291,900
State income tax                 598,800      508,100     513,400
Percentage depletion            (612,000)    (343,400)   (263,500)
Nonconventional source
 fuel credit                    (846,800)    (696,700)   (846,400)
Adjustments to valuation
 allowance                      (375,000)    (473,200)   (565,200)
Other                             77,000       39,800     (34,800)
                              $2,276,200    1,967,100   2,095,400

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                 1999           1998
Deferred tax assets:
  Allowance for doubtful accounts           $   175,400        108,600
  Drilling notes                                105,700        109,200
  Alternative minimum tax credit
   carryforwards (Section 29)                 1,982,300      1,783,000
  Future abandonment                            273,100           -
  Deferred compensation                       1,213,800        968,500
  Other                                          51,600        148,300
    Total gross deferred tax assets           3,801,900      3,117,600
    Less valuation allowance                       -          (375,000)
    Deferred tax assets                       3,801,900      2,742,600
    Less current deferred tax assets
      (included in prepaid expenses)         (1,007,600)      (927,400)
    Net non-current deferred
      tax assets                              2,794,300      1,815,200
Deferred tax liabilities:
  Plant and equipment, principally
   due to differences in
   depreciation and amortization             (6,928,400)    (5,760,200)
    Total gross deferred
     tax liabilities                         (6,928,400)    (5,760,200)
    Net deferred tax liability              $(4,134,100)    (3,945,000)


                                                                   (Continued)
                                       F-12

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

      The net changes in the total valuation allowance were decreases of $375,000, $473,200 and $782,300 for the years ended December 31, 1999,
      1998 and 1997, respectively.

      At December 31, 1999, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $1,982,300 which are available to reduce future federal regular income taxes over an indefinite period.

(5)   Common Stock

      Options

      Options amounting to 145,000, 20,000 and 500,000 shares were granted during 1999, 1998 and 1997, respectively, to certain employees and directors under the Company's Stock Option Plans. These options were granted with an exercise price equal to market value as of the date of grant and vest over a six month period for the 1999 grant and a two year period for the 1998 and 1997 grants. The outstanding options expire from 2000 to 2009.

      The estimated fair value of the options granted during 1999, 1998 and 1997 was $2.44, $3.92 and $3.30 per option, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions for the 1999, 1998 and 1997 grant, respectively: risk-free interest rate of 5.1%, 5.9% and 6.3%, expected dividend yield of 0%, expected volatility of 61.3%, 58.0% and 57.4% and expected life of 7 years.

                                                            Average      Range of
                                             Number         Exercise     Exercise
                                             of Shares      Price        Prices

Outstanding December 31, 1996             1,582,650         $0.94     .50 - 1.625

Granted                                     500,000         $5.13     5.13 - 5.13
Exercised                                  (210,000)        $0.58      .50 - 1.13
Expired                                        -            $ -        .   -  .

Outstanding December 31, 1997             1,872,650         $2.10      .94 - 5.13

Granted                                      20,000         $6.13    6.13 -  6.13
Exercised                                  (324,333)        $0.94     .94 -   .94
Expired                                        -            $ -       .   -   .

Outstanding December 31, 1998             1,568,317         $2.39      .94 - 6.13

Granted                                     145,000         $3.75     3.75 - 3.75
Exercised                                  (324,333)        $0.94     .94 -  .94
Expired                                        -            $ -           -

Outstanding December 31, 1999             1,388,984         $2.87     .94 -  6.13

   As of December 31, 1999, there were 723,984 options outstanding and exercisable in the $.94 to $1.62 exercise price range which have a weighted average remaining contractual life of 2.7 years and weighted average exercise price of $1.05. Also as of December 31, 1999 there were 665,000 options outstanding and exercisable at a $3.75 to $6.13 exercise price range having a weighted average remaining contractual life of 7.9 years and weighted average exercise price of $4.86.





                                                                   (Continued)
                                       F-13

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

                                      1999                         1998
                             As Reported    Pro Forma     As Reported    Pro Forma

       Net income            $7,824,300    $7,336,200     $6,658,000    $5,918,800

       Basic earnings
       per share               $ .50           $ .47         $ .43          $ .38

       Diluted earnings
       per share               $ .48           $ .45         $ .41          $ .37

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

   Stock Offerings

   In September 1997, the Company completed a private offering of Common
      Stock pursuant to which it issued and sold 500,000 shares at a price of $4.00 per share and issued warrants for 125,000 shares of Common Stock exercisable during a two-year period ending September 15, 1999 at an exercise price of $6.00 per share, resulting in proceeds to the Company of $2.0 million. The warrants were not exercised and expired on September 15, 1999. No registration rights were granted in connection with the securities issued in this offering.

   In November 1997, the Company completed a public offering of 4,077,500 shares of its Common Stock at a price of $6.25 per share. Net proceeds to the Company of approximately $23 million from the sale of common stock was designated to fund development drilling on new and existing properties, potential acquisition of producing properties and general corporate purposes, including working capital and possible acquisitions of complementary businesses.





                                                                    (Continued)
                                       F-14

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(6)   Employee Benefit Plans

   The Company made 401-K Plan contributions of $217,400, $202,600 and
      $171,300 for 1999, 1998 and 1997, respectively.

   The Company has a profit sharing plan (the Plan) covering full-time employees. The Company contributed $47,000, $17,000 and $15,500, to the plan in cash during 1999, 1998 and 1997, respectively.

   During 1999, 1998 and 1997 the Company expensed and established a liability for $90,000 each year under a deferred compensation arrangement with the executive officers of the Company.

   In 1995, a total of 90,000 restricted shares of the Company's common stock were granted to certain employees and available to them upon retirement. The market value of shares awarded was $101,300. This amount was recorded as unamortized stock award. The unamortized stock award is being amortized to expense over the employees' expected years to retirement and amounted to $12,200, $12,200 and $12,300 in 1999, 1998 and 1997, respectively.

   At December 31, 1999 and 1998, the Company has recorded as other assets
      $300,000 and $240,000, respectively as its share of the cash surrender value of the life insurance pledged as collateral for the payment of premiums on split-dollar life insurance policies owned by certain executive officers.

(7)   Earnings Per Share

   Basic earnings per share is based on the weighted average number of common share outstanding of 15,734,063 for 1999, 15,505,680 for 1998, and 11,278,800 for 1997.

   Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 16,286,852 for 1999,
      16,338,298 for 1998 and 12,540,165 for 1997.   Stock options are
      considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding.

(8)   Transactions with Affiliates

   As part of its duties as well operator, the Company received $24,002,500 in 1999, $22,997,300 in 1998 and $22,985,400 in 1997 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties. The Company provided oil and gas well drilling services to affiliated partnerships, substantially all of the Company's oil and gas well drilling operations was for such partnerships. The Company also provided related services of operation of wells, reimbursement of syndication costs, management fees, tax return preparation and other services relating to the operation of the partnerships. The Company received $10,322,500 in 1999, $9,621,700 in 1998 and $8,113,000 in 1997 for those services.

   During 1999, 1998 and 1997, the Company paid $31,600, $30,000 and
      $63,800, respectively to the Corporate Secretary's law firm for various legal services.


                                                                    (Continued)

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(9)   Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various
      public utilities and   industrial customers.  No customer accounted for
      more than 10.0% of total revenues in 1999 or 1998. One customer, Hope Gas, Inc., a regulated public utility accounted for 12.0% of total revenue in 1997.

   Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $759,000. The Company has adequate capital to meet this obligation.

   The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

(10)  Supplemental Disclosure of Cash Flows

   The Company paid $124,200, $0, and $380,000 for interest in 1999, 1998 and 1997, respectively. The Company paid income taxes in 1999, 1998 and 1997 in the amounts of $1,327,800, $2,349,100 and $1,932,500, respectively.

(11)  Acquisitions

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

   On January 29, 1999, the Company offered to purchase from Investors their units of investment in the Company's Drilling Programs formed prior to 1996. The Company purchased approximately $1.8 million of producing oil and gas properties in conjunction with this offer, which expired on March 31, 1999. The Company utilized capital received from its Public Stock Offering to fund this purchase.

                                                                   (Continued)
                                       F-16

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements



   On December 15, 1999, the Company purchased all of the working interest in 53 producing wells in the D-J Basin of Colorado. The Company estimates that the purchase includes proved developed reserves of approximately 3.6 Bcf of natural gas and 370,000 barrels of oil or approximately 5.8 Bcf equivalent (Bcfe), along with another 3.0 Bcfe of proved undeveloped reserves. Also included in the acquistion was 16.5 net development drilling locations. The total acquisition cost for the wells and locations was $5.2 million. The company utiltized part of its existing line of credit to fund the transaction. The effective date of the transaction was December 1, 1999.

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

   As of December 31, 1999 and 1998, the Company had futures contracts for the purchase of $4,318,000 and $1,120,300 of natural gas, respectively. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $350,500 at December 31, 1999 and $(105,400) at December 31, 1998.

   The Company is required to maintain margin deposits with brokers for outstanding futures contracts. As of December 31, 1999 and 1998, cash in the amount of $614,300 and $156,200 was on deposit.

(13) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

   Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

                                            Years Ended December 31,
                                           1999            1998           1997
   Property acquisition cost:
     Proved undeveloped
     properties                         $2,532,200       1,903,200      3,109,000
     Producing properties                6,997,500       8,679,000         85,100
   Development costs                    17,168,000      14,902,500      9,863,200
                                       $26,697,700      25,484,700     13,057,300






                                                                   (Continued)
                                       F-17
                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

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

(14)  Oil and Gas Capitalized Costs

      Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

                                                     December 31,
                                                 1999             1998
Proved properties:
  Tangible well equipment                   $ 62,996,900       46,722,500
  Intangible drilling costs                   36,270,300       28,379,200
  Well equipment leased to others              4,063,600        4,063,600
  Undeveloped properties                       2,507,100        2,427,400
                                             105,837,900       81,592,700
     Less accumulated depreciation,
      depletion and amortization              23,652,000       20,395,400
                                            $ 82,185,900       61,197,300

(15)    Results of Operations for Oil and Gas Producing Activities

   The results of operations for oil and gas producing activities (excluding marketing) are presented below:

                                                  Years Ended December 31,
                                              1999          1998        1997
      Revenue:
        Oil and gas sales                 $8,628,400    6,121,700     5,363,600
      Expenses:
        Production costs                   2,422,000    1,516,700     1,206,000
        Depreciation, depletion
          and amortization                 3,220,900    2,392,000     1,629,900
                                           5,642,900    3,908,700     2,835,900
        Results of operations for
         oil and gas producing
         activities before provision
         for income taxes                  2,985,500    2,213,000     2,527,700

      Provision for income taxes             469,400      398,600       567,800

        Results of operations for oil
         and gas producing activities
         (excluding corporate over-
         head and interest costs)         $2,516,100    1,814,400     1,959,900

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

                                                                  (Continued)
                                       F-18

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(16)  Net Proved Oil and Gas Reserves (Unaudited)

      The proved reserves of oil and gas of the Company have been estimated by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1999, 1998 and 1997. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, is shown below:

                                                         Oil (BBLS)
                                            1999            1998           1997
Proved developed and
 undeveloped reserves:
   Beginning of year                         29,000         45,000        81,000
   Revisions of previous estimates           67,000        (10,000)      (27,000)
   Beginning of year as revised              96,000         35,000        54,000
   New discoveries and extensions           404,000           -             -
   Dispositions                                -              -             -
   Acquisitions                             662,000          2,000          -
   Production                                (8,000)        (8,000)       (9,000)
   End of year                            1,154,000         29,000        45,000
Proved developed reserves:
   Beginning of year                         29,000         45,000        81,000
   End of year                              798,000         29,000        45,000

                                                        Gas (MCF)
                                             1999           1998          1997
Proved developed and
 undeveloped reserves:
   Beginning of year                     80,819,000     57,243,000    43,312,000
   Revisions of previous estimates       (4,475,000)    (3,517,000)      875,000
   Beginning of year as revised          76,344,000     53,726,000    44,187,000
   New discoveries and extensions        24,781,000     23,552,000     2,489,000
   Dispositions to partnerships          (8,774,000)    (6,009,000)         -
   Acquisitions, net of sales to
      partnerships in 1997               12,345,000     12,003,000    12,377,000
   Production                            (3,451,000)    (2,453,000)   (1,810,000)
   End of year                          101,245,000     80,819,000    57,243,000
 Proved developed reserves:
   Beginning of year                     64,562,000     42,411,000    35,516,000
   End of year                           82,628,000     64,562,000    42,411,000

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




                                                                   (Continued)

                                       F-19

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                                   Years Ended December 31,
                                            1999            1998          1997
      Future estimated cash flows      $307,816,000    186,598,000   159,618,000
      Future estimated production
        and development costs          (129,557,000)   (95,670,000)  (69,265,000)
      Future estimated income
        tax expense                     (39,930,000)   (20,322,000)  (20,781,000)
        Future net cash flows           138,329,000     70,606,000    69,572,000
      10% annual discount for
        estimated timing of cash
        flows                           (79,875,000)   (40,412,000)  (41,636,000)
        Standardized measure of
         discounted future
         estimated net cash flows      $ 58,454,000     30,194,000    27,936,000

      The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                                   Years Ended December 31,
                                            1999            1998           1997
        Sales of oil and gas
         production, net of
         production costs               $(6,206,000)    (4,605,000)   (4,158,000)
        Net changes in prices
         and production costs            29,547,000    (23,083,000)  (63,573,000)
        Extensions, discoveries
         and improved recovery,
         less related cost               39,653,000     18,615,000     3,705,000
        Dispositions to partnerships     (6,152,000)    (5,762,000)         -
        Acquisitions, net of sales
         to partnerships in
         1997                            31,915,000     13,938,000    13,299,000
        Development costs incurred
         during the period               17,168,000     14,903,000     9,863,000
        Revisions of previous
         quantity estimates              (4,944,000)    (5,605,000)    2,332,000
        Changes in estimated
         income taxes                   (19,608,000)       459,000    12,718,000
        Changes in discount             (39,463,000)     1,224,000    24,597,000
        Changes in production rates
         (timing) and other             (13,650,000)    (7,826,000)   (5,109,000)
                                      $  28,260,000      2,258,000    (6,326,000)

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

                                       F-20

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(18)  Business Segments (Thousands)

PDC's operating activities can be divided into three major segments: drilling and developement, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                  1999           1998          1997

   REVENUES
     Drilling and Development                    $42,116         40,447       34,406
     Natural Gas Sales                            46,988         35,560       33,390
     Well Operations                               5,314          4,581        4,509
     Unallocated amounts (1)                       2,392          2,385        1,573
   Total                                         $96,810         82,973       73,878

   (1) Includes interest on investments, partnership management fees and gain on sale of assets in 1999 which are not allocated in assessing segment performance.

                                                  1999           1998          1997
   SEGMENT INCOME BEFORE INCOME TAXES
     Drilling and Development                     $6,608          5,400        6,372
     Natural Gas Sales                             2,967          2,064        2,780
     Well Operations                               1,219          1,372        1,701
     Unallocated amounts (2)
           General and Administrative
            expenses                              (2,801)        (2,491)      (2,660)
           Interest expense                         (182)          -            (316)
           Other (1)                               2,289          2,280        1,805
   Total                                         $10,100          8,625        9,682

   (2)  Items which are not allocated in assessing segment performance.

                                                  1999           1998          1997
   SEGMENT ASSETS
     Drilling and Development                    $23,957         27,288       22,110
     Natural Gas Sales                            93,073         65,256       45,888
     Well Operations                               7,977          7,136        5,953
     Unallocated amounts
       Cash                                        1,967          7,814       20,942
       Other                                       4,934          3,806        3,519
           Total                                $131,908        111,300       98,412

                                                  1999           1998          1997
   EXPENDITURES FOR SEGMENT
   LONG-LIVED ASSETS
     Drilling and Development                    $ 1,710          1,953        2,862
     Natural Gas Sales                            24,613         23,645       10,207
     Well Operations                               1,328            947          505
     Unallocated amounts                             107             85          101
           Total                                 $27,758         26,630       13,675

                                         F-21

                  PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

(19)  Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 1999 and 1998, are as follows:

                                            1999
                                        Quarter                                Year

                        First        Second        Third       Fourth
Revenues              $27,666,300   $21,064,000  $23,841,700  $24,238,600   $96,810,600
Cost of operations     23,837,400    18,411,200   20,038,900   21,439,200    83,726,700
 Gross profit           3,828,900     2,652,800    3,802,800    2,799,400    13,083,900
General and
 administrative
 expenses                 464,400       595,800      859,200      881,600     2,801,000
Interest expense             -             -          88,100       94,300       182,400
                          464,400       595,800      947,300      975,900     2,983,400
Income before
 income taxes           3,364,500     2,057,000    2,855,500    1,823,500    10,100,500
Income taxes              753,700       460,700      842,000      219,800     2,276,200
 Net income            $2,610,800   $ 1,596,300  $ 2,013,500  $ 1,603,700   $ 7,824,300
 Basic earnings
 per share               $ .17          $ .10         $ .13       $ .10        $ .50
 Diluted earnings
 per share               $ .16          $ .10         $ .12       $ .10        $ .48

                                            1998
                                        Quarter                                Year

                          First       Second        Third       Fourth
Revenues              $25,247,400   $19,161,600  $16,649,400  $21,915,200   $82,973,600
Cost of operations     21,203,300    16,328,500   15,157,200   19,169,000    71,858,000
 Gross profit           4,044,100     2,833,100    1,492,200    2,746,200    11,115,600
General and
 administrative
 expenses                 440,100       611,000      731,600      707,800     2,490,500
Interest expense             -             -            -            -             -
                          440,100       611,000      731,600      707,800     2,490,500
Income before
 income taxes           3,604,000     2,222,100      760,600    2,038,400     8,625,100
Income taxes              807,300       497,700      180,400      481,700     1,967,100
 Net income            $2,796,700   $ 1,724,400  $   580,200   $1,556,700   $ 6,658,000
 Basic earnings
 per share               $ .18          $ .11         $ .04       $ .10        $ .43
 Diluted earnings
 per share               $ .17          $ .11         $ .03       $ .10        $ .41

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.






                                         F-22
                  PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     AND RESERVES

                     Years Ended December 31, 1999, 1998 and 1997




       Column A            Column B         Column C         Column D      Column E
                                            Additions,
                           Balance at       Charged to                     Balance
                           Beginning        Costs and                      at End
       Description         of Period        Expenses         Deductions    of Period

Allowance for doubtful
  accounts deducted from
  accounts and notes receivable
  in the balance sheet
     1999                   $274,600         $272,500         $108,700       $438,400

     1998                   $275,400         $ 46,800         $ 47,600       $274,600

     1997                   $287,800         $  4,200         $ 16,600       $275,400
