Form 10-Q
period 2000-03-31
PETROLEUM DEVELOPMENT CORP
filed 2000-05-09
CIK 77877

CONFORMED COPY




                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              FORM 10-Q


                      [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                               the Securities and Exchange Act of 1934
                                 For the period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,982,376 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 2000.
                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                                INDEX



PART I - FINANCIAL INFORMATION                                         Page No.

  Item 1.  Financial Statements

             Independent Auditors' Review Report                          1

             Condensed Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999                         2

             Condensed Consolidated Statements of Income -
             Three Months Ended March 31, 2000 and 1999                   4

             Condensed Consolidated Statements of Cash Flows-Three
             Months Ended March 31, 2000 and 1999                         5

             Notes to Condensed Consolidated Financial Statements         6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8

PART II      OTHER INFORMATION

 Item 1.     Legal Proceedings                                           11

 Item 6.     Exhibits and Reports on Form 8-K                            11











                                   PART I - FINANCIAL INFORMATION

                                 Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


             We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

             We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                               KPMG LLP



Pittsburgh, Pennsylvania
May 9, 2000

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                Condensed Consolidated Balance Sheets
                                March 31, 2000 and December 31, 1999



             ASSETS

                                                                     2000                  1999
                                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                                      $ 13,838,100         $ 29,059,200
 Accounts and notes receivable                                    11,856,600           10,263,200
 Inventories                                                         364,700              577,600
 Prepaid expenses                                                  3,085,800            2,360,100

             Total current assets                                 29,145,200           42,260,100



Properties and equipment                                         120,456,900          118,349,100
 Less accumulated depreciation, depletion,
 and amortization                                                 32,694,800           31,207,300
                                                                  87,762,100           87,141,800

Other assets                                                       2,505,800            2,681,700

                                                                $119,413,100         $132,083,600








                                                                   (Continued)

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                March 31, 2000 and December 31, 1999



               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                                     2000                 1999
                                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses                          $ 18,322,400         $ 17,599,000
 Advances for future drilling contracts                            7,183,900           25,137,400
 Funds held for future distribution                                1,838,500            2,027,600

             Total current liabilities                            27,344,800           44,764,000


Long-term debt                                                    10,000,000            9,300,000
Other liabilities                                                  3,502,600            3,160,600
Deferred income taxes                                              4,382,300            4,134,100


Stockholders' equity:
 Common stock                                                        159,800              157,400
 Additional paid-in capital                                       32,285,700           32,071,000
 Retained earnings                                                41,737,900           38,496,500

             Total stockholders' equity                           74,183,400           70,724,900


                                                                $119,413,100         $132,083,600






      See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Income
                             Three Months ended March 31, 2000 and 1999
                                             (Unaudited)

                                                                    2000                  1999

Revenues:
 Oil and gas well drilling operations                            $17,757,800           17,745,600
 Oil and gas sales                                                15,322,000            8,274,700
 Well operations and pipeline income                               1,287,800            1,156,100
 Other income                                                        136,800              489,900

                                                                  34,504,400           27,666,300

Costs and expenses:
 Cost of oil and gas well drilling operations                     14,403,700           14,871,400
 Oil and gas purchases and production costs                       13,707,500            8,030,400
 General and administrative expenses                                 679,200              464,400
 Depreciation, depletion, and amortization                         1,489,700              935,600
 Interest                                                             14,600                 -

                                                                  30,294,700           24,301,800

             Income before income taxes                            4,209,700            3,364,500

Income taxes                                                         968,300              753,700

             Net income                                          $ 3,241,400            2,610,800

Basic earnings per common share                                      $  .20                $  .17

Diluted earnings per share                                           $  .20                $  .16






         See accompanying notes to condensed consolidated financial statements

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Condensed Consolidated Statements of Cash Flows
                             Three Months Ended March 31, 2000 and 1999
                                             (Unaudited)

                                                                      2000               1999
Cash flows from operating activities:
 Net income                                                     $ 3,241,400            2,610,800
 Adjustments to net income to reconcile
     to cash used in operating activities:
     Deferred federal income taxes                                  248,200               97,000
     Depreciation, depletion & amortization                       1,489,700              935,600
     Leasehold acreage expired or surrendered                        71,100              192,000
     Amortization of stock award                                      1,400                3,100
     Gain on disposal of assets                                        -                  (8,300)
     (Increase) decrease in current assets                       (1,959,500)             823,600
     Decrease (increase) in other assets                            242,300             (226,700)
     Decrease in current liabilities                            (17,419,200)         (19,661,500)
     Increase in other liabilities                                  342,000              419,400

             Total adjustments                                  (16,984,000)         (17,425,800)

             Net cash used in operating activities              (13,742,600)         (14,815,000)

Cash flows from investing activities:
 Capital expenditures                                            (2,319,900)          (6,194,700)
 Proceeds from sale of leases                                       141,400              460,400
 Proceeds from sale of assets                                          -                   8,300

             Net cash used in investing activities               (2,178,500)          (5,726,000)

Cash flows from financing activities:
 Proceeds from long-term debt                                    10,000,000                 -
 Retirement of debt                                              (9,300,000)                -

             Net cash provided by financing activities              700,000                 -

Net change in cash and cash equivalents                         (15,221,100)         (20,541,000)

Cash and cash equivalents, beginning of period                   29,059,200           34,894,600

Cash and cash equivalents, end of period                       $ 13,838,100           14,353,600




        See accompanying notes to condensed consolidated financial statements.

                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Notes to Condensed Consolidated Financial Statements
                                           March 31, 2000
                                             (Unaudited)


1.     Accounting Policies

       Reference is hereby made to the Company's Annual Report on Form 10-K for 1999, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.     Basis of Presentation

       The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.     Oil and Gas Properties

       Oil and Gas Properties are reported on the successful efforts method.

4.     Earnings Per Share

       Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                                   2000               1999

    Weighted average common shares outstanding                  15,966,250         15,722,659

    Weighted average common and
     common equivalent shares outstanding                       16,276,659         16,216,020

    Net income                                                 $ 3,241,400        $ 2,610,800

    Basic earnings per common share                              $  .20              $  .17

    Diluted earnings per share                                   $  .20              $  .16


5. Business Segments (Thousands)

    PDC's operating activities can be divided into three major segments: drilling and developement, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commerical and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three months ended March 31, 2000 and 1999 is as follows:

                                                  2000               1999

    REVENUES
       Drilling and Development                  $17,758             17,746
       Natural Gas Sales                          15,322              8,275
       Well Operations                             1,288              1,156
       Unallocated amounts (1)                       137                489
    Total                                        $34,505             27,666

    (1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

                                                   2000               1999
    SEGMENT INCOME BEFORE INCOME TAXES
       Drilling and Development                   $3,354              2,874
       Natural Gas Sales                           1,176                208
       Well Operations                               276                293
       Unallocated amounts (2)
             General and Administrative
              expenses                              (679)              (464)
             Interest expense                        (15)               -
             Other (1)                                98                454
    Total                                        $ 4,210              3,365

    (2)  Items which are not allocated in assessing segment performance.

                                               March 31, 2000     December 31, 1999
    SEGMENT ASSETS
       Drilling and Development                  $10,252              23,957
       Natural Gas Sales                          96,232              93,073
       Well Operations                             5,911               7,977
       Unallocated amounts
         Cash                                        182               1,967
         Other                                     6,836               5,110
             Total                              $119,413             132,084

6.  Commitments and Contingencies

    The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers.

    Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $850,000. The Company has adequate capital to meet this obligation.

    The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

7.  Subsequent Event

    On April 27, 2000 the Company entered into an agreement to purchase all of the working interest in 168 producing wells in Colorado for $5,650,000. The transaction is effective April 1, 2000 and is scheduled to close on or before May 31, 2000. The wells have net remaining reserves of 560,000 barrels of oil and 4.9 billion cubic feet of natural gas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2000 Compared With March 31, 1999

       Revenues. Total revenues for the three months ended March 31, 2000 were $34.5 million compared to $27.7 million for the three months ended March 31, 1999, an increase of approximately $6.8 million, or 24.5 percent. Such increase was primarily a result of increased oil and gas sales. Drilling revenues for the three months ended March 31, 2000 were $17.7 million approximately the same as the three months ended March 31, 1999. Oil and gas sales for the three months ended March 31, 2000 were $15.3 million compared to $8.3 million for the three months ended March 31, 1999, an increase of approximately $7.0 million, or 84.3 percent. Such increase was due to the natural gas marketing activities of Riley Natural Gas (RNG), the Company's market subsidiary, and increased production from the Company's producing properties along with higher average sales prices of oil and natural gas. Well operations and pipeline income for the three months ended March 31, 2000 was $1.3 million compared to $1.2 million for the three months ended March 31, 1999 an increase of approximately $100,000, or 8.3 percent.
Such increase resulted from an increase in the number of wells operated by the Company. Other income for the three months ended March 31, 2000 was $137,000 compared to $490,000 for the three months ended March 31, 1999, a decrease of approximately $353,000, or 72.0 percent. Such decrease resulted from less interest earned on lower average cash balances.

       Costs and expenses.  Costs and expenses for the three months ended
March 31, 2000 were $30.3 million compared to $24.3 million for the three months ended March 31, 1999, an increase of approximately $6.0 million or
24.7 percent. Oil and gas well drilling operations costs for the three months ended March 31, 2000 were $14.4 million compared to $14.9 million for the three months ended March 31, 1999, a decrease of approximately $500,000, or 3.4 percent. Such decrease resulted from an improved gross profit margin on the Company's drilling activity. Oil and gas purchases and production costs for the three months ended March 31, 2000 were $13.7 million compared to $8.0 million for the three months ended March 31, 1999, an increase of approximately $5.7 million, or 71.2 percent. Such increase was primarily due to natural gas marketing activities of RNG along with production costs associated with the increased production from the Company's producing properties. General and administrative expenses for the three months ended March 31, 2000 increased to $679,000 compared with $464,000 for the three months ended March 31, 1999, an increase of $215,000 or 46.3 percent. Such increase was due to higher personnel costs experienced during the quarter. Depreciation, depletion, and amortization costs for the three months ended March 31, 2000 were $1,489,000 compared to $936,000 for the three months ended March 31, 1999, an increase of $553,000 or 59.1 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were $15,000 for the three months ended March 31, 2000 as the Company utilized its line-of-credit for the development of oil and gas properties.

       Net income. Net income for the three months ended March 31, 2000 was $3.2 million compared to a net income of $2.6 million for the three months ended March 31, 1999, an increase of approximately $600,000 or 23.1 percent.

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

       The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $20.0 million, subject to adequate oil and natural gas reserves. As of March 31, 2000, the outstanding balance was $10.0 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2002.

       The Company has commenced sales of units in its ninth partnership in its registered PDC 2000 public drilling program which has four remaining partnerships which are scheduled to close during 2000. The ninth partnership is scheduled to close in late May, 2000, with drilling planned in the second and third quarters of 2000. Additional programs are scheduled to close in September, November and December of 2000. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

       On April 27, 2000 the Company entered into an agreement to purchase all of the working interest in 168 producing wells in Colorado for $5,650,000. The transaction is effective April 1, 2000 and is scheduled to close on or before May 31, 2000. The wells have net remaining reserves of 560,000 barrels of oil and 4.9 billion cubic feet of natural gas. The Company plans to utilize its bank credit agreement to finance this purchase.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a) None.

            (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



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


                                             Petroleum Development Corporation
                                                       (Registrant)




Date:        May 9, 2000                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:        May 9, 2000                       /s/ Dale G. Rettinger
                                                   Dale G. Rettinger
                                                   Executive Vice President
                                                   and Treasurer