Form 10-Q
period 2000-06-30
PETROLEUM DEVELOPMENT CORP
filed 2000-08-07
CIK 77877

CONFORMED COPY




                                           UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                             FORM 10-Q


                     [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                              the Securities and Exchange Act of 1934
                                For the period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 16,241,364 shares of the Company's Common Stock ($.01 par value) were outstanding as of June 30, 2000.
                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                               INDEX



PART I - FINANCIAL INFORMATION                                        Page No.

  Item 1.  Financial Statements

             Independent Auditors' Review Report                         1

             Condensed Consolidated Balance Sheets -
             June 30, 2000 and December 31, 1999                         2

             Condensed Consolidated Statements of Income - Three
             Months and Six Months Ended June 30, 2000 and 1999          4

             Condensed Consolidated Statements of Cash Flows- Six
             Months Ended June 30, 2000 and 1999                         5

             Notes to Condensed Consolidated Financial Statements        6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

PART II      OTHER INFORMATION

 Item 1.     Legal Proceedings                                         12

 Item 6.     Exhibits and Reports on Form 8-K                          12










                                  PART I - FINANCIAL INFORMATION

                                Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


             We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

             We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

             Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

             We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December
31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                               KPMG LLP



Pittsburgh, Pennsylvania
August 1, 2000
                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets
                                June 30, 2000 and December 31, 1999



             ASSETS

                                                     2000            1999
                                                 (Unaudited)

Current assets:
     Cash and cash equivalents                   $ 5,456,900   $ 29,059,200
     Accounts and notes receivable                16,430,300     10,263,200
     Inventories                                     525,200        577,600
     Prepaid expenses                              6,280,000      2,360,100

             Total current assets                 28,692,400     42,260,100



Properties and equipment                         129,987,300    118,349,100
     Less accumulated depreciation, depletion,
     and amortization                             34,345,400     31,207,300
                                                  95,641,900     87,141,800

Other assets                                       2,808,300      2,681,700

                                                $127,142,600   $132,083,600







                                                                  (Continued)




                                                -2-
                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         Condensed Consolidated Balance Sheets, Continued
                                June 30, 2000 and December 31, 1999


             LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                     2000           1999
                                                 (Unaudited)

Current liabilities:
     Accounts payable and accrued expenses     $ 20,646,800   $ 17,599,000
     Advances for future drilling contracts       4,897,500     25,137,400
     Funds held for future distribution           2,594,100      2,027,600

             Total current liabilities           28,138,400     44,764,000

Long-term debt                                   14,000,000      9,300,000
Other liabilities                                 3,695,100      3,160,600
Deferred income taxes                             4,530,900      4,134,100


Stockholders' equity:
     Common stock                                   162,400        157,400
     Additional paid-in capital                  32,930,100     32,071,000
     Retained earnings                           43,685,700     38,496,500

             Total stockholders' equity          76,778,200     70,724,900


                                               $127,142,600   $132,083,600






      See accompanying notes to condensed consolidated financial statements.

                                                -3-
                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Statements of Income
                         Three and Six Months ended June 30, 2000 and 1999
                                            (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                   June 30,                        June 30,
                                                            2000             1999             2000              1999

Revenues:
   Oil and gas well drilling operations                 $ 7,648,200     $ 9,030,600       $25,406,000      $26,776,200
   Oil and gas sales                                     19,835,500      10,614,300        35,157,500       18,889,000
   Well operations and pipeline income                    1,291,800       1,215,700         2,579,600        2,371,800
   Other income                                             287,700         203,400           424,500          693,300

                                                         29,063,200      21,064,000        63,567,600       48,730,300

Costs and expenses:
  Cost of oil and gas well drilling
   operations                                             6,012,600       7,525,900        20,416,300       22,397,300
  Oil and gas purchases
   and production costs                                  17,548,400       9,928,200        31,255,900       17,958,600
  General and administrative expenses                     1,032,300         595,800         1,711,500        1,060,200
  Depreciation, depletion, and
    amortization                                          1,664,800         957,100         3,154,500        1,892,700
  Interest                                                  275,400            -              290,000             -

                                                         26,533,500      19,007,000        56,828,200       43,308,800

       Income before income taxes                         2,529,700       2,057,000         6,739,400        5,421,500

Income taxes                                                581,900         460,700         1,550,200        1,214,400


       Net income                                       $ 1,947,800     $ 1,596,300       $ 5,189,200      $ 4,207,100

Basic earnings per common share                           $  .12           $  .10            $  .32            $  .27

Diluted earnings per common and
 common equivalent share                                  $  .12           $  .10            $  .32            $  .26


     See accompanying notes to condensed consolidated financial statements.

                                                          -4-

                        PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         Condensed Consolidated Statements of Cash Flows
                              Six Months Ended June 30, 2000 and 1999
                                          (Unaudited)

                                                                             2000               1999
Cash flows from operating activities:
        Net income                                                      $5,189,200          $ 4,207,100
        Adjustments to net income to reconcile
            to cash used in operating activities:
            Deferred federal income taxes                                  396,800              184,100
            Depreciation, depletion & amortization                       3,154,500            1,892,700
            Leasehold acreage expired or surrendered                       196,100              321,200
            Amortization of stock award                                      2,700                6,100
            Gain on disposal of assets                                      (6,700)              (9,800)
            Increase in current assets                                  (9,887,900)          (1,773,600)
            Increase in other assets                                       (62,700)            (606,100)
            Decrease in current liabilities                            (16,625,600)         (21,190,800)
            Increase in other liabilities                                  534,500              496,100

                    Total adjustments                                  (22,298,300)         (20,680,100)

                    Net cash used in operating activities              (17,109,100)         (16,473,000)

Cash flows from investing activities:
        Capital expenditures                                           (11,688,000)          (9,909,600)
        Proceeds from sale of leases                                       392,500              531,500
        Proceeds from sale of assets                                         6,700                9,800

                    Net cash used in investing activities              (11,288,800)          (9,368,300)

Cash flows from financing activities:
        Proceeds from exercise of stock options                             95,600                 -
        Net proceeds from revolving credit agreement                     4,700,000                 -

                    Net cash provided from financing activities          4,795,600                 -

Net change in cash and cash equivalents                                (23,602,300)         (25,841,300)

Cash and cash equivalents, beginning of period                          29,059,200           34,894,600

Cash and cash equivalents, end of period                              $  5,456,900         $  9,053,300




      See accompanying notes to condensed consolidated financial statements.

                                                          -5-
                       PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Condensed Consolidated Financial Statements
                                         June 30, 2000
                                          (Unaudited)


1.      Accounting Policies

 Reference is hereby made to the Company's Annual Report on Form 10-K for 1999, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.      Basis of Presentation

        The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.      Oil and Gas Properties

        Oil and Gas Properties are reported on the successful efforts method.

4.      Earnings Per Share

        Computation of earnings per common and common equivalent share are as follows for the three and six months ended June 30, 2000 and 1999:

                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                             June 30,
                                                   2000             1999                2000           1999

Weighted average common
 shares outstanding                             16,174,331        15,737,795         16,070,290    15,730,269

Weighted average common and
 common equivalent shares outstanding           16,436,754        16,297,833         16,313,108    16,253,240

Net income                                     $ 1,947,800       $ 1,596,300        $ 5,189,200   $ 4,207,100

Basic earnings per common share                  $  .12            $  .10             $  .32        $  .27

Diluted earnings per common and
 common equivalent share                         $  .12            $  .10             $  .32        $  .26





                                                         - 6-
5.    Business Segments (in Thousands)

    PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                       Three Months Ended  Six Months Ended
                                                         June 30,              June 30,
                                                    2000         1999        2000      1999
     REVENUES
        Drilling and Development                   $ 7,648       $ 9,030     $25,406   $26,776
        Natural Gas Sales                           19,835        10,614      35,157    18,889
        Well Operations                              1,292         1,216       2,580     2,372
        Unallocated amounts (1)                        288           204         425       693
     Total                                         $29,063       $21,064     $63,568   $48,730

     (1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

                                                     Three Months Ended      Six Months Ended
                                                        June 30,                 June 30,
                                                     2000         1999       2000      1999

     SEGMENT INCOME BEFORE INCOME TAXES
        Drilling and Development                    $1,635        $1,505     $4,990    $4,379
        Natural Gas Sales                            1,556           563      2,732       771
        Well Operations                                397           423        673       716
        Unallocated amounts (2)
          General and Administrative
           expenses                                 (1,032)         (596)    (1,712)   (1,060)
          Interest expense                            (275)          -         (290)      -
          Other (1)                                    249           162        346       616
     Total                                         $ 2,530       $ 2,057    $ 6,739   $ 5,422

     (2) Items which are not allocated in assessing segment performance.

                                                          June 30, 2000      December 31, 1999
     SEGMENT ASSETS
        Drilling and Development                              $  6,557               $ 23,957
        Natural Gas Sales                                      106,535                 93,073
        Well Operations                                          7,292                  7,977
        Unallocated amounts
       Cash                                                        135                  1,967
       Other                                                     6,624                  5,110
     Total                                                    $127,143               $132,084

                                                -7-

6.   Commitments and Contingencies

     The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers.

     Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $900,000. The Company has adequate capital to meet this obligation.

     The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2000 Compared With June 30, 1999

    Revenues. Total revenues for the three months ended June 30, 2000 were $29.1 million compared to $21.1 million for the three months ended June 30, 1999, an increase of approximately $8.0 million, or 37.9 percent. Such increase was primarily a result of increased oil and gas sales. Drilling revenues for the three months ended June 30, 2000 were $7.6 million compared to $9.0 million for the three months ended June 30, 1999, a decrease of approximately $1.4 million, or 15.6 percent. Such decrease resulted from lower volumes of drilling and completion activities as a result of the decreased levels of drilling partnership-related financing. Oil and gas sales for the three months ended June 30, 2000 were $19.8 million compared to $10.6 million for the three months ended June 30, 1999, an increase of approximately $9.2 million, or 86.8 percent. Such increase was due primarily to the natural gas marketing activities of Riley Natural Gas
(RNG), the Company's marketing subsidiary, along with increased production from the Company's producing properties along with higher average sales prices of natural gas. Well operations and pipeline income for the three months ended June 30, 2000 was $1.3 million compared to $1.2 million for the three months ended June 30, 1999 an increase of approximately $100,000, or
8.3 percent. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the three months ended June 30, 2000 was $288,000 compared to $203,000 for the three months ended June 30, 1999, an increase of approximately $85,000, or 41.9 percent. Such increase resulted from interest earned on higher average cash balances.

    Costs and expenses. Costs and expenses for the three months ended June 30, 2000 were $26.5 million compared to $19.0 million for the three months ended June 30, 1999, an increase of approximately $7.5 million or 39.5 percent. Oil and gas well drilling operations costs for the three months ended June 30, 2000 were $6.0 million compared to $7.5 million for the three months ended June 30, 1999, a decrease of approximately $1.5 million, or
20.0 percent. Such decrease resulted from lower expenses resulting from the decreased drilling activity. Oil and gas purchases and production costs for the three months ended June 30, 2000 were $17.5 million compared to $9.9 million for the three months ended June 30, 1999, an increase of approximately $7.6 million or 76.8 percent. Such increase was due primarily to the natural gas marketing activities of RNG and production costs associated with the increased volumes of natural gas produced by the Company's producing properties. General and administrative expenses for
the three months ended June 30,   2000 increased to $1.0 million compared
with $596,000 for the three months ended June 30, 1999, an increase of approximately $404,000 or 67.8%. Such increase was due to higher corporate expenses as a result of the significant growth and geographic diversification of the Company's drilling and production operations. Depreciation, depletion, and amortization costs for the three months ended June 30, 2000 were $1.7 million compared to $957,000 for the three months ended June 30, 1999, an increase of approximately $743,000 or 77.6 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were $275,000 for the three months ended June 30, 2000 as the Company utilized its line-of-credit for the development of oil and gas properties.

    Net income. Net income for the three months ended June 30, 2000 was $1.9 million compared to $1.6 million for the three months ended June 30, 1999, an increase of approximately $300,000 or 18.8 percent.

Six Months Ended June 30, 2000 Compared with June 30, 1999

    Revenues. Total revenues for the six months ended June 30, 2000 were $63.6 million compared to $48.7 million for the six months ended June 30, 1999, an increase of approximately $14.9 million, or 30.6 percent. Such increase was primarily a result of increased oil and gas sales. Drilling revenues for the six months ended June 30, 2000 were $25.4 million compared to $26.8 million for the six months ended June 30, 1999, a decrease of approximately $1.4 million, or 5.2 percent. Such decrease resulted from lower volumes of drilling and completion activities as a result of decreased levels of drilling partnership-related financing. Oil and gas sales for the six months ended June 30, 2000 were $35.2 million compared to $18.9 million for the six months ended June 30, 1999, an increase of approximately $16.3 million, or 86.2 percent. Such increase was due to the natural gas marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary and increased production from the Company's producing properties, along with higher average sales prices of oil and natural gas. Well operations and pipeline income for the six months ended June 30, 2000 was $2.6 million compared to $2.4 million for the six months ended June 30, 1999, an increase of approximately $200,000, or 8.3 percent. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the six months ended June 30, 2000 was $424,000 compared to $693,000 for the six months ended June 30, 1999, a decrease of approximately $269,000, or 38.8 percent. Such decrease resulted from interest earned on lower average cash balances.

    Costs and expenses. Costs and expenses for the six months ended June 30, 2000 were $56.8 million compared to $43.3 million for the six months ended June 30, 1999, an increase of approximately $13.5 million or 31.2 percent. Oil and gas well drilling operations costs for the six months ended June 30, 2000 were $20.4 million compared to $22.4 million for the six months ended June 30, 1999, a decrease of approximately $2.0 million, or 8.9 percent.
Such decrease resulted from lower expenses from decreased drilling activity and an improved gross profit margin on the Company's drilling activity. Oil and gas purchases and production costs for the six months ended June 30, 2000 were $31.3 million compared to $18.0 million for the six months ended June 30, 1999, an increase of approximately $13.3 million, or 73.9 percent. Such increase was due primarily to the natural gas marketing activities of RNG along with increased production costs associated with the increased production from the Company's producing properties. General and administrative expenses for the six months ended June 30, 2000 increased to $1.7 million compared with $1.1 million for the six months ended June 30, 1999, an increase of $600,000 or 54.5 percent.

Such increase was due to higher corporate expenses as a result of the significant growth and geographic diversification of the Company's drilling and production operations. Depreciation, depletion, and amortization costs for the six months ended June 30, 2000 were $3.2 million compared to $1.9 million for the six months ended June 30, 1999, an increase of approximately $1.3 million or 68.4 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs were $290,000 for the six months ended June 30, 2000 as the Company utilized its line-of-credit for the development of oil and gas properties.

    Net income. Net income for the six months ended June 30, 2000 was $5.2 million compared to $4.2 million for the six months ended June 30, 1999, an increase of approximately $1.0 million or 23.8 percent.


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

    The Company has a bank credit agreement with First National Bank of Chicago, which provides a borrowing base of $20.0 million, subject to adequate oil and natural gas reserves. As of June 30, 2000, the outstanding balance was $14.0 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2002. The Company is currently working with the First National Bank of Chicago to increase its borrowing base to $30.0 million. This is expected to be effective in the third quarter of 2000.

    The Company closed its first drilling program of 2000 in the second quarter and has drilled the wells in the second and third quarters of 2000. The Company will close its second drilling program of 2000 in September, 2000 and will drill the wells during the third and fourth quarters of 2000. Additional programs are scheduled to close in November and December of 2000. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

    On June 6, 2000 the Company purchased all of the working interest in 168 producing wells in Colorado for $5,650,000. The transaction was effective April 1, 2000. The wells have net remaining reserves of 560,000 barrels of oil and 4.9 billion cubic feet of natural gas. The Company utilized its bank credit agreement to finance this purchase.

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






















                                               -11-
                                                            CONFORMED COPY
                                  PART II - OTHER INFORMATION


Item 1.                                                  Legal Proceedings

         The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         There have been no material changes in reported market risks faced by the Company since December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



                                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Petroleum Development Corporation
                                                    (Registrant)




Date:     August 7, 2000                           /s/ Steven R. Williams
                                                       Steven R. Williams
                                                            President


Date:     August 7, 2000                           /s/ Dale G. Rettinger
                                                       Dale G. Rettinger
                                                       Executive Vice President
                                                       and Treasurer









                                               -12-