Form 10-Q
period 2000-09-30
PETROLEUM DEVELOPMENT CORP
filed 2000-11-08
CIK 77877

CONFORMED COPY



                                               UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION

                                          Washington, D.C. 20549

                                                 FORM 10-Q


                    [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                             the Securities and Exchange Act of 1934
                             For the period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 16,243,864 shares of the Company's Common Stock ($.01 par value) were outstanding as of
      September 30, 2000.
                      PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                                   INDEX

PART I - FINANCIAL INFORMATION                                                            Page No.

  Item 1.  Financial Statements

              Independent Auditors' Review Report                                        	        	1

              Condensed Consolidated Balance Sheets -
              September 30, 2000 (unaudited) and December 31, 1999                         	2

              Condensed Consolidated Statements of Income - Three
              Months and Nine Months Ended September 30, 2000
              and 1999 (unaudited)                                                               		4

              Condensed Consolidated Statements of Cash Flows- Nine
              Months Ended September 30, 2000 and 1999 (unaudited)                               	5

              Notes to Condensed Consolidated Financial Statements                               	6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                		8

  Item 3.     Quantitative and Qualitative Disclosure About Market Risk                         	12

PART II       OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                 		12

  Item 6.     Exhibits and Reports on Form 8-K                                                  		12








                                      PART I - FINANCIAL INFORMATION

                                    Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, in the United States of America, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein);
and in our report dated March 6, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                                  KPMG LLP


Pittsburgh, Pennsylvania
November  1,  2000
                            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   Condensed Consolidated Balance Sheets
                                 September 30, 2000 and December 31, 1999



              ASSETS

                                                                      2000                   1999
                		                                                     (Unaudited)


Current assets:
  Cash and cash equivalents                                            $13,736,800          $ 	29,059,200
  Accounts and notes receivable                                         18,885,800            	10,263,200
  Inventories                                                            	838,600                577,600
  Prepaid expenses                                                                 7,232,200             	2,360,100

              Total current assets                                                40,693,400            42,260,100



Properties and equipment                                                133,954,000           118,349,100
  Less accumulated depreciation, depletion,
  and amortization                                                                 36,188,800            31,207,300
                                                                                                 97,765,200            87,141,800

Other assets                                                                            3,083,500             2,681,700

                                                                                            $141,542,100          $132,083,600







                                       (Continued)




                                                    -2-
                            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Balance Sheets, Continued
                                 September 30, 2000 and December 31, 1999


              LIABILITIES AND
              STOCKHOLDERS' EQUITY
		                  		2000                  1999
                                                                     (Unaudited)

Current liabilities:
  Accounts payable and accrued expenses                            $ 21,564,000          $ 17,599,000
  Advances for future drilling contracts                             	11,191,700            25,137,400
  Funds held for future distribution                                  	2,794,200             2,027,600

              Total current liabilities                              	35,549,900            44,764,000

Long-term debt                                                       	18,475,000             9,300,000
Other liabilities                                                	    3,907,200             3,160,600
Deferred income taxes                                                 	4,689,600             4,134,100


Stockholders' equity:
  Common stock                                                          	162,400               157,400
  Additional paid-in capital                                         	32,931,400            32,071,000
  Retained earnings                                                  	45,826,600            38,496,500

              Total stockholders' equity                             	78,920,400            70,724,900


                                                                   		$141,542,100          $132,083,600






See accompanying notes to condensed consolidated financial statements.

                                                    -3-
                            PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                Condensed Consolidated Statements of Income
                 Three and Nine Months ended September 30, 2000 and 1999
                                                (Unaudited)

                                                         Three Months Ended     Nine Months Ended
                                                       September 30,                 September 30,
                                                        2000             1999              2000     1999

Revenues:
      Oil and gas well drilling operations 	$ 6,803,900     	$ 7,963,200    	$32,209,900 	$34,739,400
      Oil and gas sales                              	24,424,100      	13,525,700         59,581,600  	32,414,700
      Well operations and pipeline income  1,209,500       	1,681,600          	3,789,100   	4,043,400
      Other income                                      	381,100         	671,200            	805,600   	1,364,500

                                                                           32,818,600  	23,841,700  	96,386,200	72,572,000

Costs and expenses:
  Cost of oil and gas well drilling
   operations                                                         5,547,400   	6,249,500	25,963,700  	28,646,800
  Oil and gas purchases
   and production costs                              	21,249,200      	12,782,300         52,505,100	30,740,900
  General and administrative expenses 	1,038,300         	859,200          	2,749,800	1,919,400
  Depreciation, depletion, and
    amortization                                      	1,850,300       	1,007,100          	5,004,800 	2,899,800
  Interest                                                              437,500             88,100   	727,500	88,100
                                                  	30,122,700	20,986,200  	86,950,900     	  64,295,000

       Income before income taxes                    2,695,900       2,855,500          9,435,300	8,277,000

Income taxes                                                       555,000            842,000 	2,105,200  	2,056,400


       Net income                                   	$ 2,140,900     $ 2,013,500        $ 7,330,100	$ 6,220,600

Basic earnings per common share            $  .13            $  .13             $  .45            $  .40

Diluted earnings per common and
 common equivalent share                    	$  .13            $  .12             $  .45            $  .38


See accompanying notes to condensed consolidated financial statements.

                                                        -4-
                          PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Cash Flows
                               Nine Months Ended September 30, 2000 and 1999
                                                        (Unaudited)

                                                                                2000                 1999
Cash flows from operating activities:
         Net income                                                                              $ 7,330,100
$6,220,600
         Adjustments to net income to reconcile
             to cash used in operating activities:
             Deferred federal income taxes                                     555,500              (399,500)
             Depreciation, depletion & amortization                          5,004,800             2,899,800
             Leasehold acreage expired or surrendered                          271,100               381,200
             Amortization of stock award                                         4,100                 9,200
             Gain on disposal of assets                                        (15,200)             (493,800)
             Increase in current assets                                    (13,609,000)           (4,226,200)
             Increase in other assets                                         (340,700)             (929,700)
             Decrease in current liabilities                                (9,214,100)          (20,455,500)
             Increase in other liabilities                                     746,600               246,600

                     Total adjustments                                     (16,596,900)          (22,967,900)

                     Net cash used in operating activities                  (9,266,800)          (16,747,300)

Cash flows from investing activities:
         Capital expenditures                                              (15,870,800)          (13,655,400)
         Proceeds from sale of leases                                          529,400               724,500
         Proceeds from sale of assets                                           15,200               643,000

                     Net cash used in investing activities                 (15,326,200)          (12,287,900)

Cash flows from financing activities:
         Proceeds from exercise of stock options                                95,600                  -
         Net proceeds from revolving credit agreement                        9,175,000             3,735,000


                     Net cash provided by financing activities               9,270,600             3,735,000

Net change in cash and cash equivalents                                    (15,322,400)          (25,300,200)

Cash and cash equivalents, beginning of period                              29,059,200            34,894,600

Cash and cash equivalents, end of period                                  $ 13,736,800          $  9,594,400




See accompanying notes to condensed consolidated financial statements.

                                                            -5-
                         PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Notes to Condensed Consolidated Financial Statements
                                                    September 30, 2000
                                                        (Unaudited)


1.       Accounting Policies

         Reference is hereby made to the Company's Annual Report on Form
         10-K for 1999, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.       Basis of Presentation

         The Management of the Company believes that all adjustments
         (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.       Oil and Gas Properties

         Oil and Gas Properties are reported on the successful efforts method.

4.       Earnings Per Share

         Computation of earnings per common and common equivalent share are as follows for the three and nine months ended
                 September 30, 2000 and 1999:

                                                        Three Months Ended                    Nine Months Ended
                                                   September 30,                          September 30,
                                                   2000               1999               2000            1999

Weighted average common
 shares outstanding                                      16,243,456   15,737,795          16,128,434    15,732,805

Weighted average common and
 common equivalent shares outstanding                   16,589,452    16,325,937          16,395,403    16,279,999

Net income                                              $ 2,140,900  $ 2,013,500         $ 7,330,100   $ 6,220,600

Basic earnings per common share                    $  .13             $  .13              $  .45         $  .40

Diluted earnings per common and
 common equivalent share                           $  .13             $  .12              $  .45         $  .38



- 6-
         5.  Business Segments (in Thousands)

             PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users.
             The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                   Three Months Ended          Nine Months Ended
                                                 September 30,                   September 30,
                                                        2000      1999         2000        1999
      REVENUES
         Drilling and Development                     $ 6,804     $ 7,963       $32,210     $34,739
         Natural Gas Sales                             24,424      13,526        59,582      32,415
         Well Operations                                1,210       1,682         3,789       4,053
         Unallocated amounts (1)                          381         671           805       1,365
      Total                                           $32,819     $23,842       $96,386     $72,572

      (1)  Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

                                                   Three Months Ended          Nine Months Ended
                                                 September 30,                   September 30,
                                                        2000      1999         2000        1999

      SEGMENT INCOME BEFORE INCOME TAXES
         Drilling and Development                      $1,256      $1,713        $6,246     $6,092
         Natural Gas Sales                              2,232         808         4,964      1,579
         Well Operations                                  340          648        1,013      1,364

         Unallocated amounts (2)
           General and Administrative
            expenses                                   (1,038)       (859)       (2,750)    (1,919)
           Interest expense                              (438)        (88)         (728)      (88)
           Other (1)                                      344          633          690      1,249

      Total                                           $ 2,696      $ 2,855      $ 9,435    $ 8,277

      (2)  Items which are not allocated in assessing segment performance.

                                                      September 30, 2000          December 31, 1999
      SEGMENT ASSETS
         Drilling and Development                                  $ 11,947               $ 23,957
         Natural Gas Sales                                         114,473                  93,073
         Well Operations                                              7,704                  7,977
         Unallocated amounts
           Cash                                                         469                  1,967
           Other                                                      6,949                  5,110
      Total                                                        $141,542               $132,084

-7-
    6.   Commitments and Contingencies

      The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers.

      Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of three times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $1.0 million. The Company has adequate liquidity to meet this obligation.

      The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Results of Operations

    Three Months Ended September 30, 2000 Compared With
                   September 30, 1999

            Revenues.  Total revenues for the three months ended
            September 30, 2000 were $32.8 million compared to $23.8 million for the three months ended September 30, 1999, an increase of approximately $9.0 million, or 37.8 percent. Such increase was primarily a result of increased oil and gas sales. Drilling revenues for the three months ended September 30, 2000 were $6.8 million compared to $8.0 million for the three months ended September 30, 1999, a decrease of approximately $1.2 million or
            15.0 percent. Such decrease resulted from lower volumes of drilling and completion activities. Oil and gas sales for three months ended September 30, 2000 were $24.4 million compared to
           $13.5 million for the three months ended September 30, 1999, an increase of approximately $10.9 million, or 80.7 percent.  Such increase was due to the natural gas marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary, and increased production from the Company's producing properties and higher average sales prices of natural gas and oil. Well operations and pipeline income for the three months ended September 30, 2000 were $1.2 million compared to $1.7 million for the three months ended September 30, 1999, a decrease of approximately $500,000, or 29.4 percent.

           Other income for the three months ended September 30, 2000 was $381,000 compared to $671,000 for the three months ended September 30, 1999, a decrease of approximately $290,000, or
           43.2 percent. Other income for the three months ended September 30, 1999 included a gain on the sale of oil and gas properties of approximately $484,000.

           Costs and expenses. Costs and expenses for the three months ended September 30, 2000 were $30.1 million compared to $21.0 million for the three months ended September 30, 1999, an increase of approximately $9.1 million or 43.3 percent. Such increase was primarily result of increased oil and gas activity. Oil and gas well drilling operations costs for the three months ended September 30, 2000 were $5.5 million compared to $6.2 million for the three months ended September 30, 1999, a decrease of approximately $700,000, or 11.3 percent. Such decrease resulted from lower expenses resulting from decreased drilling activity. Oil and gas purchases and production costs for the three months ended September 30, 2000 were $21.2 million compared to $12.8 million for the three months ended September 30, 1999, an increase of approximately
           $8.4 million or 65.6 percent.


- 8 -   Such increase was due primarily to the natural gas marketing activities of RNG and production costs associated with the increased volumes of natural gas produced by the Company's producing properties. General and administrative expenses for the three months ended September 30, 2000 increased to $1.0 million compared with $859,000 for the three months ended September 30, 1999 an increase of approximately $141,000 or 16.4%. Such increase was due to higher corporate expenses as a result of the significant growth and geographic diversification of the Company's drilling and production operations. Depreciation, depletion, and amortization costs for the three months ended September 30, 2000 were $1.9 million compared to $1.0 million for the three months ended September 30, 1999, an increase of $900,000 or
          90.0 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the three months ended September 30, 2000 were $437,000 compared to $88,000 for the three months ended September 30, 1999, an increase of approximately $349,000 as the Company utilized an increased amount of its line-of-credit for the purchase and development of oil and gas producing properties.

           Net income.  Net income for the three months ended September
                   30, 2000 was $2.1 million compared to a net income of $2.0 million for the three months ended September 30, 1999, an increase of approximately $100,000 or 5.0 percent.

            Nine Months Ended September 30, 2000 Compared with
                    September 30, 1999

            Revenues.  Total revenues for the nine months ended
            September 30, 2000 were $96.4 million compared to $72.6 million for the nine months ended September 30, 1999, an increase of approximately $23.8 million, or 32.8 percent.
            Such increase was primarily a result of increased oil and gas sales. Drilling revenues for the nine months ended September 30, 2000 were $32.2 million compared to $34.7 million for the nine months ended September 30, 1999, a decrease of approximately $2.5 million, or 7.2 percent.
            Such decrease resulted from lower volumes of drilling and completion activities as a result of decreased levels of drilling partnership-related financing. Oil and gas sales for the nine months ended September 30, 2000 were $59.6 million compared to $32.4 million for the nine months ended September 30, 1999 an increase of approximately $27.2 million, or 84.0 percent. Such increase was due primarily to the natural gas marketing activities of Riley Natural Gas (RNG), the Companys marketing subsidiary, and increased production volumes from the Companys producing properties, along with higher average sales prices of oil and natural gas. Well operationsand pipeline income for the nine months ended September 30, 2000 was $3.8 million compared to $4.1 million for the nine months ended September 30, 1999, a decrease of approximately $300,000, or 7.3 percent. Other income for the nine months ended September 30, 2000 was $805,000 compared to $1.4 million for the nine months ended September
            30, 1999, a decrease of approximately $600,000, or 42.9 percent. Such decrease from 1999 was primarily due to a gain on the sale of oil and gas property of approximately $484,000 which occurred during the third quarter of 1999.

           Costs and expenses. Costs and expenses for the nine months ended September 30, 2000 were $87.0 million compared to $64.3 million for the nine months ended September 30, 1999, an increase of approximately $22.7 million or 35.3 percent. Oil and gas well drilling operations costs for the nine months ended September 30, 2000 were $26.0 million compared to $28.6 million for the nine months ended September 30, 1999, a decrease of approximately $2.6 million, or 9.1 percent.
           Such decrease resulted from lower expenses from decreased drilling activity and an improved gross profit margin on the Company's drilling activity. Oil and gas purchases and production costs for the nine months ended September 30, 2000 were $52.5 million compared to $30.7 million for the nine months ended September 30, 1999, an increase of approximately $21.8 million, or 71.0 percent. Such increase was due primarily to natural gas marketing activities of RNG along with increased production costs associated with the increased production volumes from the Company's producing properties. General and administrative expenses for the nine months ended
           September 30, 2000 increased to $2.7 million compared with $1.9 million for the nine months ended September
           30, 1999, an increase of $800,000 or 42.1 percent.
           Such increase was due to higher corporate expenses as a result of the significant growth and geographic diversification of the Company's drilling and production operations. Depreciation, depletion, and amortization costs for the nine months ended September 30, 2000 were $5.0 million compared to $2.9 million for the nine months ended September 30, 1999, an

-9-     increase of approximately $2.1 million or 72.4 percent.
          Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the nine months ended September 30, 2000 were $728,000 compared to
          $88,000 for the nine ended September 30, 1999, an increase of $640,000 as the Company utilized an increased amount of its line-of-credit for the purchase and development of oil and gas properties.

          Net income. Net income for the nine months ended September 30, 2000 was $7.3 million compared to a net income of $6.2 million for the nine months ended September 30, 1999, an increase of approximately $1.1 million or 17.7 percent.

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

          Sales volumes of natural gas have continued to increase while natural gas prices fluctuate monthly.
          The Company's natural gas sales prices are subject to increaseand decrease based on various market-sensitiveindices. A major factor in the variability of these indices is the seasonal variation of demand for the natural gas, which typically peaks during the winter months. The volumes of natural gas sales are expected to continue to increase as a result of continued drilling activities and additional investment by the Company in oil and gas properties. The Company utilizes commodity-based derivative instruments (natural gas futures and option contracts traded on the NYMEX) as hedges to manage a portion of its exposure to this price volatility. The futures contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a three to twelve-month period.

          The Company closed its first drilling program of 2000
                  in the second quarter and has drilled the wells in the second and third quarters of 2000. The Company closed its second drilling program of 2000 in September, 2000 and drilled some of the wells during the third quarter with the remainder to be drilled in the fourth quarter of 2000. This second drilling program of 2000 closed with subscriptions of $11.6 million compared to the second drilling program of 1999 which closed with subscriptions of $5.5 million. Additional programs are scheduled to close in November and December of 2000. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

          On June 6, 2000 the Company purchased all of the
                  working interest in 168 producing wells in Colorado for $5,650,000. The transaction was effective April
                  1, 2000. The wells have net remaining reserves of 560,000 barrels of oil and 4.9 billion cubic feet of natural gas. The Company utilized its bank credit agreement to finance this purchase.

-10-
          On August 29, 2000 the Company executed an
                  Amendment to its Credit Agreement with Bank One, formerly First National Bank of Chicago. The amendment provides a $30.0 million borrowing base, subject to adequate oil and gas reserves. As of September 30, 2000, the outstanding balance was $18,475,000. Interest accrues at prime, with LIBOR (London Interbank Market Rule) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

          The Company continues to pursue capital
                   investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

    New Accounting Standard

          Statement of Accounting Standards No. 133,
                  Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement
                  133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 which was amended by SFAS 138 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively.

          At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.

    Item 3.    Quantitative and Qualitative Disclosure About
            Market Risk

    There have been no material changes in the reported
            market risks faced by the Company since December
    31, 1999.



























-11-

                                                     CONFORMED COPY


                                             PART II - OTHER INFORMATION


    Item 1.    Legal Proceedings

    The Company is not a party to any legal actions that
            would materially affect the Company's operations or financial statements.
    Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

           (b) No reports on Form 8-K have been filed
                         during the quarter ended September 30, 2000.



                                                      SIGNATURES

           Pursuant to the requirements of the Securities
           Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            Petroleum Development Corporation
                                                          (Registrant)


    Date:   November  6, 2000                               /s/ Steven R. Williams
                                                          Steven R. Williams
                                                          President


    Date:   November  6, 2000                               /s/ Dale G. Rettinger
                                                          Dale G. Rettinger
                                                          Executive Vice President
                                                          and Treasurer








                                                         -12-