Form 10-Q
period 2001-03-31
PETROLEUM DEVELOPMENT CORP
filed 2001-05-10
CIK 77877

CONFORMED COPY




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                       For the period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 16,244,044 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 2001.
               PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION                                      Page No.

 Item 1.  Financial Statements

          Independent Auditors' Review Report                             1

          Condensed Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000                            2

          Condensed Consolidated Statements of Income -
          Three Months Ended March 31, 2001 and 2000                      4

          Condensed Consolidated Statements of Cash Flows-Three
          Months Ended March 31, 2001 and 2000                            5

          Notes to Condensed Consolidated Financial Statements            6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

 Item 3   Quantitative and Qualitative Disclosure About Market Risk      11

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                              12

 Item 6.  Exhibits and Reports on Form 8-K                               12

                        PART I - FINANCIAL INFORMATION

                      Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


         We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 KPMG LLP



Pittsburgh, Pennsylvania
May 7, 2001

               PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000



          ASSETS

                                                     2001              2000
                                                 (Unaudited)

Current assets:
 Cash and cash equivalents                      $ 44,594,000     $ 46,872,000
 Accounts and notes receivable                    19,817,000       23,648,000
 Inventories                                       1,090,500        1,097,900
 Prepaid expenses                                  5,554,500        7,134,800

          Total current assets                    71,056,000       78,752,700



Properties and equipment                         142,277,700      141,298,600
 Less accumulated depreciation, depletion,
 and amortization                                 37,328,200       35,344,700
                                                 104,949,500      105,953,900

Other assets                                       2,976,200        2,977,900

                                                $178,981,700     $187,684,500







                                                                    (Continued)

               PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      March 31, 2001 and December 31, 2000


               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                     2001             2000
                                                 (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses         $ 40,106,000      $ 31,722,500
 Advances for future drilling contracts          22,711,100        43,809,400
 Funds held for future distribution               5,564,900         2,440,100

          Total current liabilities              68,382,000        77,972,000


Long-term debt                                   15,000,000        17,350,000
Other liabilities                                 4,021,800         4,396,800
Deferred income taxes                             6,612,800         5,708,800


Stockholders' equity:
 Common stock                                       162,400           162,400
 Additional paid-in capital                      32,918,400        32,917,000
 Retained earnings                               54,802,500        49,177,500
 Accumulated other comprehensive income          (2,918,200)             -

          Total stockholders' equity             84,965,100        82,256,900


                                               $178,981,700      $187,684,500






     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                   Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                      2001              2000

Revenues:
 Oil and gas well drilling operations            $21,422,300       17,757,800
 Gas sales from marketing activities              28,814,100       11,684,200
 Oil and gas sales                                 7,540,900        3,637,800
 Well operations and pipeline income               1,307,600        1,287,800
 Other income                                        456,500          136,800

                                                  59,541,400       34,504,400

Costs and expenses:
 Cost of oil and gas well drilling operations     18,482,500       14,403,700
 Cost of gas marketing activities                 28,168,500       11,649,600
 Oil and gas production costs                      1,689,300        2,057,900
 General and administrative expenses                 961,400          679,200
 Depreciation, depletion, and amortization         1,990,100        1,489,700
 Interest                                            213,900           14,600

                                                  51,505,700       30,294,700

          Income before income taxes               8,035,700        4,209,700

Income taxes                                       2,410,700          968,300

          Net income                             $ 5,625,000        3,241,400

Basic earnings per common share                        $  .35           $  .20

Diluted earnings per share                             $  .34           $  .20






      See accompanying notes to condensed consolidated financial statements

                PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2001 and 2000
                                    (Unaudited)

                                                        2001            2000
Cash flows from operating activities:
  Net income                                     $ 5,625,000        3,241,400
  Adjustments to net income to reconcile
     to cash provided by (used in) operating activities:
     Deferred federal income taxes                   904,000          248,200
     Depreciation, depletion & amortization        1,990,100        1,489,700
     Leasehold acreage expired or surrendered           -              71,100
     Amortization of stock award                       1,400            1,400
     Decrease (increase) in current assets         7,364,200       (1,959,500)
     (Increase) decrease in other assets              (4,900)         242,300
     Decrease in current liabilities             (14,453,700)     (17,419,200)
     (Decrease) increase in other liabilities       (375,000)         342,000

           Total adjustments                      (4,573,900)     (16,984,000)

           Net cash provided by (used in)
             operating activities                  1,051,100      (13,742,600)

Cash flows from investing activities:
  Capital expenditures                            (1,709,100)      (2,319,900)
  Proceeds from sale of leases                       730,000          141,400

           Net cash used in investing activities    (979,100)      (2,178,500)

Cash flows from financing activities:
  Net (retirement of) proceeds from long-term debt (2,350,000)        700,000

           Net cash (used in) provided by
             financing activities                 (2,350,000)         700,000

Net decrease in cash and cash equivalents         (2,278,000)     (15,221,100)

Cash and cash equivalents, beginning of period    46,872,000       29,059,200

Cash and cash equivalents, end of period        $ 44,594,000       13,838,100




      See accompanying notes to condensed consolidated financial statements.

              PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


1.     Accounting Policies

       Reference is hereby made to the Company's Annual Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.     Basis of Presentation

       The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.     Oil and Gas Properties

       Oil and Gas Properties are reported on the successful efforts method.

4.     Earnings Per Share

       Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

                                                      2001               2000

     Weighted average common shares outstanding    16,244,044         15,966,250

     Weighted average common and
      common equivalent shares outstanding         16,666,639         16,276,659

     Net income                                   $ 5,625,000        $ 3,241,400

     Basic earnings per common share                  $  .35              $  .20

     Diluted earnings per share                       $  .34              $  .20


5.   Business Segments (Thousands)

     PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commerical and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three months ended March 31, 2001 and 2000 is as follows:

                                              2001           2000

   REVENUES
     Drilling and Development                $21,422         17,758
     Natural Gas Sales                        36,355         15,322
     Well Operations                           1,308          1,288
     Unallocated amounts (1)                     456            137
   Total                                    $ 59,541         34,505

   (1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

                                              2001           2000
   SEGMENT INCOME BEFORE INCOME TAXES
     Drilling and Development                 $2,940          3,354
     Natural Gas Sales                         5,454          1,176
     Well Operations                             400            276
     Unallocated amounts (2)
          General and Administrative
           expenses                             (961)          (679)
          Interest expense                      (214)           (15)
          Other (1)                              417             98
   Total                                    $  8,036          4,210

   (2)  Items which are not allocated in assessing segment performance.

                                             March 31, 2001 December 31, 2000
   SEGMENT ASSETS
     Drilling and Development                $ 12,878         31,592
     Natural Gas Sales                        144,639        139,116
     Well Operations                            8,987          8,490
     Unallocated amounts
       Cash                                     3,390          1,567
       Other                                    7,142          6,920
          Total                              $177,036        187,685


6.   Derivative Instruments and Hedging Activities

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

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options and the interest rate swap are derivatives pursuant to SFAS 133/138. The Company's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of ($2,918,200) on March 31, 2001. On adoption of this Statement on January 1, 2001, the Company recorded a net transition adjustment of ($12,079,100) (net of related income tax benefit of $8,052,700) which was recorded in accumulated other comprehensive income (AOCI). During the quarter ended March 31, 2001, the Company reclassified $4,363,500 from AOCI into cost of gas marketing activities and oil and gas sales relating to the transition adjustment included in AOCI on January 1, 2001.

     Changes in fair value related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts and the interest rate swap agreement are deferred and recorded in AOCI and subsequently recognized in income when the underlying hedged transaction occurs. In order for the contracts to qualify as a hedge, there must be sufficient hedging effectiveness. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into imcome currently.

7.   Comprehensive Income

     Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. The following table illustrates the calculation of comprehensive income for the quarter ended March 31, 2001.

     Net Income                                                    $  5,625,000

     Other Comprehensive Loss (net of tax)
        Cumulative effect of change in accounting principle -
          January 1, 2001 (net of tax of $8,052,700)                (12,079,100)
        Reclassification adjustment for settled contracts included
          in net income (net of tax of $2,909,000)                    4,363,500
        Changes in fair value of outstanding hedging
          positions (net of tax of $3,198,300)                        4,797,400
     Other Comprehensive Loss                                        (2,918,200)

     Comprehensive Income                                          $  2,706,800

     There were no items in Other Comprehensive Income/Loss during 2000.

8. Commitments and Contingencies

   The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers.

   Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by investors, is currently approximately $1,188,000. The Company has adequate capital to meet this obligation.

   The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2001 Compared With March 31, 2000

   Revenues. Total revenues for the three months ended March 31, 2001 were $59.5 million compared to $34.5 million for the three months ended March 31, 2000, an increase of approximately $25.0 million, or 72.5 percent. Such increase was primarily a result of increased drilling revenues, gas marketing activities and oil and gas sales. Drilling revenues for the three months ended March 31, 2001 were $21.4 million compared to $17.8 for the three months ended March 31, 2000, an increase of approximately $3.6 million or 20.2%. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's natural gas marketing subsidiary, for the three months ended March 31, 2001 were $28.8 million compared to $11.7 million for the three months ended March 31, 2000, an increase of approximately $17.1 million or 146.2% Such increase was due to increased volumes of gas sold with higher average sales prices. Oil and gas sales from the Company's producing properties for the three months ended March 31, 2001 were $7.5 million compared to $3.6 million for the three months ended March 31, 2000, an increase of approximately $3.9 million, or
108.3 percent. Such increase was due to increased production which resulted from acquisitions of producing properties along with new wells drilled and higher average sales prices of natural gas and oil from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. From the third quarter of 1998 through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 1999 and continuing into early 2000, prices improved. For the months of April, 2000 through March, 2001, we had certain natural gas hedges in place that prevented us from realizing the full impact of this price environment. Despite this limitation, our realized natural gas price for each month in the first quarter of 2001 was higher than the previous year. In the final months of 2000 and the first quarter of 2001, the NYMEX futures market reported unprecendented natural gas contract prices. During the three months ended March 31, 2001, the hedging activities resulted in oil and gas sales being $3.8 million lower than if the Company had not hedged. Well operations and pipeline income for the three months ended March 31, 2001 was $1.3 million, approximately the same for the comparable period last year. Other income for the three months ended March 31, 2001 was $456,000 compared to $137,000 for the three months ended March 31, 2000, an increase of approximately $319,000 or 232.8%. Such increase resulted from a greater amount of interest earned on higher average cash balances.

   Costs and expenses. Costs and expenses for the three months ended March 31, 2001 were $51.5 million compared to $30.3 million for the three months ended March 31, 2000, an increase of approximately $21.2 million or 70.0 percent. Oil and gas well drilling operations costs for the three months ended March 31, 2001 were $18.5 million compared to $14.4 million for the three months ended March 31, 2000, an increase of approximately $4.1 million or 28.5% percent. Such increase was due to the increased drilling activity referred to above. The cost of gas marketing activities for the three months ended March 31, 2001 were $28.2 million compared to $11.6 million for the three months ended March 31, 2000, an increase of $16.6 million or 143.1%. Such increase was due to the increased gas marketing activity of RNG with increased volumes purchased at higher average sales prices. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the three months ended March 31, 2001 were $1.7 million compared to $2.1 million for the three months ended March 31, 2000, a decrease of approximately $400,000 or 19.0%. General and administrative expenses for the three months ended March 31, 2001 increased to $961,000 compared with $679,000 for the three months ended March 31, 2000, an increase of $282,000 or 41.5 percent. Such increase was due to higher personnel costs experienced during the quarter. Depreciation, depletion, and amortization costs for the three months ended March 31, 2001 were $1,990,000 compared to $1,489,000 for the three months ended March 31, 2000, an increase of $501,000 or 33.6 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the three months ended March 31, 2001 were $214,000 compared to $15,000 for the three months ended March 31, 2000, an increase of approximately $199,000. The increase was due to the Company utilizing its credit agreement to purchase oil and gas properties.

   Net income. Net income for the three months ended March 31, 2001 was $5.6 million compared to a net income of $3.2 million for the three months ended March 31, 2000, an increase of approximately $2.4 million or 75.0 percent.

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

   The Company has a bank credit agreement with Bank One, formerly First National Bank of Chicago, which provides a borrowing base of $30.0 million, subject to adequate oil and natural gas reserves. As of March 31, 2001, the outstanding balance was $15.0 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

   The Company has commenced sales of units in its first partnership in its registered PDC 2003 public drilling program which has twelve partnerships which are scheduled to close during 2001, 2002 and 2003. The first partnership is scheduled to close in May, 2001, with drilling planned in the second and third quarters of 2001. Additional programs are scheduled to close in September, November and December of 2001. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

   The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

Item 3.Quantitative and Qualititive Disclosure About Market Rate Risk

Interest Rate Risk

   There have been no material changes in the reported market risks faced by the Company since December 31, 2000.

Commodity Price Risk

   The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2001, PDC had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 2,916,400 dt of natural gas with a weighted average price of $3.79 dt resulting in a total contract amount of $11,065,900, and a fair market value of $(4,420,800). Open option contracts maturing in 2001 are for the sale of 1,596,400 dt with a weighted average floor price of $3.75 dt.

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

Item 6.                                      Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Petroleum Development Corporation
                                                      (Registrant)




Date:   May 10, 2001                           /s/ Steven R. Williams
                                                   Steven R. Williams
                                                      President


Date:   May 10, 2001                           /s/ Dale G. Rettinger
                                                   Dale G. Rettinger
                                                   Executive Vice President
                                                   and Treasurer