Form 10-Q
period 2001-06-30
PETROLEUM DEVELOPMENT CORP
filed 2001-08-09
CIK 77877

CONFORMED COPY




	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q


	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended June 30, 2001

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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 16,244,844 shares of the Company's Common Stock ($.01 par value) were outstanding as of June 30, 2001.


	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	INDEX

PART I - FINANCIAL INFORMATION	Page No.

  Item 1.  Financial Statements

		Independent Auditors' Review Report		 1

		Condensed Consolidated Balance Sheets -
		June 30, 2001 and December 31, 2000		 2

		Condensed Consolidated Statements of Income - Three
		Months and Six Months Ended June 30, 2001 and 2000	 4

		Condensed Consolidated Statements of Cash Flows- Six
		Months Ended June 30, 2001 and 2000		 5

		Notes to Condensed Consolidated Financial Statements	 6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations		 9

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings			14

	Item 6.	Exhibits and Reports on Form 8-K		14

<?TABLE>









	PART I - FINANCIAL INFORMATION

	Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


	We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income and cash flows for the
three-month and six-month periods ended June 30, 2001 and 2000.   These financial statements are the responsibility of the
Company's management.

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



		KPMG LLP



Pittsburgh, Pennsylvania
August  8, 2001





	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Balance Sheets
	June 30, 2001 and December 31, 2000




		ASSETS

			2001   	2000
			(Unaudited)

Current assets:
	Cash and cash equivalents     	$ 26,349,900	$ 46,872,000
	Accounts and notes receivable	  16,958,300	   23,648,000
	Inventories		    1,630,600	     1,097,900
	Prepaid expenses	    4,372,400	     7,134,800

    	Total current assets	 49,311,200	  78,752,700



Properties and equipment 	 153,258,600	 141,298,600
	Less accumulated depreciation,
                        depletion, and amortization	   39,311,700	   35,344,700
			 113,946,900	 105,953,900

Other assets	                                   3,164,400	      2,977,900

    			$166,422,500	$187,684,500







	(Continued)




	-2-



	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Balance Sheets, Continued
	June 30, 2001 and December 31, 2000



               LIABILITIES AND
             STOCKHOLDERS' EQUITY
                                                  		2001   	2000
			                          (Unaudited)

Current liabilities:
	Accounts payable and accrued expenses	$ 29,225,000 	$ 31,722,500
	Advances for future drilling contracts	   11,398,900 	   43,809,400
	Funds held for future distribution	     6,655,900 	     2,440,100

		Total current liabilities	   47,279,800 	   77,972,000


Long-term debt			  15,000,000 	  17,350,000
Other liabilities			    4,430,400 	    4,396,800
Deferred income taxes			    7,540,400 	    5,708,800


Stockholders' equity:
	Common stock	  		        162,400 	         162,400
	Additional paid-in capital		  32,919,700 	   32,917,000
	Retained earnings		  58,618,400 	   49,177,500
	Accumulated other comprehensive income	        471,400	          -

		Total stockholders' equity	   92,171,900 	    82,256,900


				$166,422,500 	$187,684,500






	See accompanying notes to condensed consolidated financial statements.

	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Statements of Income
	Three and Six Months ended June 30, 2001 and 2000
	(Unaudited)

				Three Months Ended 	Six Months Ended
	        			   June 30,  	       	           June 30,
				  2001   	   2000  	   2001   	  2000

Revenues:
	Oil and gas well drilling operations	$21,805,800	$ 7,648,200	$43,228,100	$25,406,000
	Gas sales from marketing activities	  16,923,600	 15,537,200	  45,737,700	  27,221,400
	Oil and gas sales		    6,501,200	   4,298,300	  14,042,100	    7,936,100
	Well operations and pipeline income	    1,381,900	   1,291,800	    2,689,500	    2,579,600
	Other income	   		       516,500	      287,700	       973,000	       424,500

				47,129,000	29,063,200	106,670,400	63,567,600

Costs and expenses:
	Cost of oil and gas well drilling operations  	 18,868,800	  6,012,600	37,351,300	20,416,300
	Cost of gas marketing activities		 17,111,600	15,691,200	45,280,100	27,340,800
	Oil and gas production costs	 	   2,495,100	  1,857,200	  4,184,400	  3,915,100
	General and administrative expenses	      998,400	  1,032,300	  1,959,800	  1,711,500
	Depreciation, depletion, and amortization	   1,990,100	  1,664,800  	  3,980,200	  3,154,500
	Interest		  	      213,700	     275,400	     427,600	     290,000

				41,677,700	26,533,500	93,183,400	56,828,200

	Income before income taxes		  5,451,300	  2,529,700	13,487,000	  6,739,400

Income taxes		 	  1,635,400	     581,900	  4,046,100	  1,550,200

			Net income 	$ 3,815,900	$ 1,947,800	$ 9,440,900	$ 5,189,200

Basic earnings per common share 		$  .23	$  .12	$  .58	$  .32

Diluted earnings per share 		$  .23	$  .12	$  .57	$  .32


	See accompanying notes to condensed consolidated financial statements.

	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2001 and 2000
	(Unaudited)

					2001 	2000
Cash flows from operating activities:
	Net income				$ 9,440,900 	$5,189,200
	Adjustments to net income to reconcile
		to cash used in operating activities:
		Deferred federal income taxes		   1,517,300 	396,800
		Depreciation, depletion & amortization	   3,980,200 	3,154,500
		Leasehold acreage expired or surrendered	      191,600	196,100
		Amortization of stock award	   	           2,700 	2,700
		Gain on disposal of assets 		          (3,500)	(6,700)
		Decrease (increase) in current assets	   9,705,100 	(9,887,900)
		Increase in other assets		     (199,700)	(62,700)
		Decrease in current liabilities		(30,692,200)	(16,625,600)
		Increase in other liabilities	      	         33,600 	    534,500

			Total adjustments	 (15,464,900)	(22,298,300)

			Net cash used in
			  operating activities	  (6,024,000)	(17,109,100)

Cash flows from investing activities:
	Capital expenditures			(13,028,100)	(11,688,000)
	Proceeds from sale of leases			       876,500 	      392,500
	Proceeds from sale of assets	         		           3,500 	          6,700

                        (12,148,100)	(11,288,800)

Cash flows from financing activities:
	Proceeds from exercise of stock options		             -     	        95,600
	Net (retirement of) proceeds from long-term debt	   (2,350,000)	  4,700,000

	Net cash (used in) provided by  financing activities	   (2,350,000)	   4,795,600

Net decrease in cash and cash equivalents		 (20,522,100)	(23,602,300)

Cash and cash equivalents, beginning of period	 	   46,872,000   	  29,059,200

Cash and cash equivalents, end of period		$ 26,349,900 	$  5,456,900




	See accompanying notes to condensed consolidated financial statements.

	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Notes to Condensed Consolidated Financial Statements
	June 30, 2001
	(Unaudited)


1.	Accounting Policies

349:   	  Reference is hereby made to the Company's Annual
        Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements.
        These policies were also followed in preparing the quarterly report included herein.

2.	Basis of Presentation

	The Management of the Company believes that all adjustments
(consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of 358:the results to be expected for the full year.

3.	Oil and Gas Properties

	Oil and Gas Properties are reported on the successful efforts method.

4.	Earnings Per Share

	Computation of earnings per common and common equivalent share are as follows for the three and six months ended June 30, 2001 and 2000:

				Three Months Ended      	          Six Months Ended
         June 30,          	                June 30,
				   2001   	   2000    	   2001   	   2000

Weighted average common shares outstanding	 16,244,519	16,174,331	16,244,283	16,070,290

Weighted average common and
 common equivalent shares outstanding		16,695,585	16,436,754	16,681,560	16,313,108

Net income 			$ 3,815,900	$ 1,947,800	$ 9,440,900	$ 5,189,200

Basic earnings per common share		$  .23	$  .12	$  .58	$  .32

Diluted earnings per share		$  .23	$  .12	$  .57	$  .32


5.	Business Segments (in Thousands)

PDC's operating activities can be divided into three major segments:  drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users.
        The Company charges Company-sponsored partnerships
and other third parties competitive industry rates for well
        operations and gas gathering.   Segment information for the
        three and six months ended June 30, 2001 and 2000 is as follows:

				Three Months Ended  	Six Months Ended
     	  June 30,
				   2001   	   2000    	  2001 	  2000
	REVENUES
		Drilling and Development	$21,806 	$   7,648  	$   43,228	$25,406
		Natural Gas Sales	   23,425 	   19,835 	     59,780	   35,157
		Well Operations 	     1,381 	     1,292 	       2,689	     2,580
		Unallocated amounts (1)	        517 	        288 	          973	        425
  	Total 			$47,129 	$29,063 	$106,670	$63,568

	(1)  Includes interest on investments and partnership management fees which
                  are not   allocated in assessing segment performance.

				Three Months Ended    	    Six Months Ended
         June 30,     	             June 30,
 			  	  2001  	   2000  	   2001 	  2000
	SEGMENT INCOME BEFORE
		INCOME TAXES
		Drilling and Development	$ 2,937 	$ 1,635 	$   5,877 	$  4,990
		Natural Gas Sales	   2,853 	    1,556 	     8,307 	    2,732
		Well Operations 	      395 	       397 	        795 	       673
		Unallocated amounts (2)
		  General and Administrative
		   expenses		    (999)	  (1,032)	    (1,960)	   (1,712)
		  Interest expense	    (214)	     (275)	       (428)	      (290)
		  Other (1)	    	     479	      249 	        896	       346
	Total			$5,451 	$ 2,530 	$13,487	$ 6,739

	(2)	Items which are not allocated in assessing segment performance.

				June 30, 2001	December 31, 2000
	SEGMENT ASSETS
		Drilling and Development	$   11,033 	$  31,592
		Natural Gas Sales	   128,329 	  139,116
		Well Operations 	     11,454 	       8,490
		Unallocated amounts
	  	  Cash		        5,401 	        1,567
	  	  Other	  	     10,206 	        6,920
	Total 			$166,423 	 $187,685

	-7-

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

	Statement of Accounting Standards No. 133 and No. 138,
        Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options and the interest rate swap are derivatives pursuant to SFAS 133/138. The Company's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $471,400 (net of tax) on June 30, 2001.
        On adoption of this Statement on January 1, 2001, the Company recorded a net transition adjustment of ($12,079,100) (net of related income tax benefit of $8,052,700) which was recorded in accumulated other comprehensive income (AOCI). During the six months ended June 30, 2001, the Company reclassified $10,209,400 from AOCI into cost of gas marketing activities and oil and gas sales relating to the transition adjustment included in AOCI on January 1, 2001.

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

	Comprehensive income includes net income
       and certain items recorded directly to  shareholders' equity and classified as Other Comprehensive Income.  The
       Company recorded  Other Comprehensive Income for
       the first time in the first quarter of 2001. The following table illustrates the calculation of comprehensive income for
       the three and six months ended   June 30, 2001.

					Three months ended	Six months ended
					June 30, 2001		June 30, 3001

		Net Income			$3,815,900		$  9,440,900

 	Other Comprehensive Loss (net of tax)
    	Cumulative effect of change in accounting principle -
	January 1, 2001 (net of tax of $8,052,700)		             -       		(12,079,100)
	Reclassification adjustment for settled
	contracts included in net income (net of
	tax of $3,897,300 and $6,806,300, respectively)	   	   5,845,900		 10,209,400
	Changes in fair value of outstanding hedging
	positions (net  of tax of $1,637,500
	 and $1,560,700, respectively) 			  (2,456,300)		   2,341,100
	Other Comprehensive Loss			   3,389,600		      471,400

	Comprehensive Income			 $ 7,205,500 		$ 9,912,300

		There were no items in Other Comprehensive Income/Loss during 2000.

-8-

8.	Commitments and Contingencies

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
                        Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2001 Compared with June 30, 2000

	Revenues.  Total revenues for the three months ended
                June 30, 2001 were $47.1 million compared to $29.1 million for the three months ended June 30, 2000, an increase of approximately $18.0 million, or 61.9 percent. Such increase was primarily a result of increased  drilling revenues,
                 gas marketing activities and oil and gas sales.  Drilling
                revenues for the three months ended June 30, 2001 were
                $21.8 million compared to $7.6 million for the three months ended June 30, 2000, an increase of approximately $14.2 million, or 186.8 percent. Such increase was due to an increase in drilling and completion activities, which was a direct result  of an increase in drilling funds from the Company's public  drilling programs.  Natural gas
                 sales from the marketing  activities of Riley  Natural
                 Gas (RNG), the Company's marketing subsidiary
                 for the three months ended  June 30, 2001 were $16.9
                 million compared  to $15.5 million for the three months
                 ended June 30, 2000, an  increase of  approximately
                  $1.4 million or 9.0 percent. Such increase was due to increased volumes of gas sold with higher average sales prices. Oil and gas sales from the Company's producing properties for the three months ended June 30, 2001 were $6.5 million compared to $4.3 million for the three months ended June 30, 2000, an increase of approximately $2.2 million, or 51.2 percent. Such increase was due to increased production from new wells drilled along with higher average sales prices of natural gas and oil from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural
                gas market   has remained prevalent in  the last few years.
                From the third quarter of 1998 through the first quarter of 1999, we experienced a decline in energy commodity prices.  However, in the summer of 2000 and
               continuing into early 2001, prices  improved. For
                the months of April, 2000 through June  30,
                2001, we had certain natural gas hedges in place that
                prevented us from realizing the full impact of this price environment. Despite this limitation, our realized natural gas price for each month in the second quarter
                of 2001 was higher than the previous year. In the final
                months of  2000 and the first quarter of 2001, the NYMEX
                futures market reported unprecendented natural gas
                contract prices. During the three months ended June 30,
                2001, the hedging activities resulted in oil and gas
                sales being $660,000 lower than  if the Company had
                not hedged.  Well  operations and pipeline income for
                the three months ended  June 30, 2001 was $1.4
                million compared to $1.3 million for the  three months
                ended June 30, 2000, an increase of approximately
                $100,000 or 7.7 percent. Other income for the three months ended June 30, 2001 was $516,000 compared to $288,000 for the three months ended June 30, 2000, an increase of approximately $228,000, or 79.2 percent. Such increase resulted from more interest  earned on higher average cash balances.
-9-
	Costs and expenses.  Costs and expenses for the three months ended June 30, 2001 were $41.7 million compared to $26.5
                million for the three months ended June 30, 2000, an increase of approximately $15.2 million or 57.4 percent. Oil and gas well drilling operations costs for the three months ended
               June 30, 2001 were $18.9 million compared to $6.0 million
               for the three months ended  June 30,  2000,  an increase
               of approximately $12.9 million or 215.0 percent. Such
               increase was due  to the increased drilling activity
               referred to above.   The cost of gas marketing
               activities for the three months ended June 30, 2001 were $17.1 million compared to $15.7 million for the three months ended June 30, 2000, an increase of $1.4 million or 8.9 percent. Such increase was due to the increased gas marketing activity of RNG with increased volumes purchased at higher average sales prices. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the three months ended June 30, 2001 were $2.5 million compared to $1.9 million for the three months ended June 30, 2000, an increase of approximately $600,000 or 31.6 percent. Such increase was due to the increased production from the Company's producing properties. General and administrative expenses for the three months ended June 30, 2001 remained constant at approximately $1.0 million as compared to the three months ended June 30, 2000. Depreciation, depletion, and amortization costs for the three months ended June 30, 2001 were $2.0 million compared to $1.7 million for the three months ended June 30, 2000, an increase of approximately $300,000 or 17.6 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the three months ended June 30, 2001 were $214,000 compared to $275,000 for the three months ended June 30, 2000, a decrease of approximately
               $61,000. The decrease was due to lower average outstanding balances and lower interest rates on the Company's credit facility.

	Net income.  Net income for the three months
             ended June 30,  2001 was $3.8 million  compared to
            a net income of $1.9 million for  the three months
           ended June 30, 2000, an increase  of approximately
          $1.9 million or 100 percent.

Six Months Ended June 30, 2001 Compared with June 30, 2000

   	Revenues.  Total revenues for the six months ended June 30,
                2001 were $106.7 million compared to $63.6 million for the six months ended June 30, 2000, an increase of approximately $43.1 million, or 67.8 percent. Such increase was primarily a result of increased drilling revenues, gas marketing activities and oil and
                        gas sales.  Drilling revenues for the six  months ended
                       June 30, 2001 were $43.2 million compared to $25.4 million for the six months ended June 30, 2000, an
                       increase of approximately $17.8 million,   or 70.1
                       percent. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase drilling funds from the Company's public drilling programs.
              Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the six months ended June 30, 2001 were $45.7 million compared to $27.2 million for the six months ended June 30, 2000, an increase of approximately $18.5 million or 68.0 percent.
      Such increase was due to increased volumes of gas sold with higher average sales prices. Oil and gas sales from the Company's producing properties for the six months ended
              June 30, 2001 were $14.0 million compared to $7.9 million for the six months ended June 30, 2000, an increase of approximately $6.1 million, or 77.2 percent. Such increase was due to increased production from new wells drilled along with higher average sales prices of natural gas and oil from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years.
            From the third quarter of 1998 through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 2000 and continuing into early 2001, prices improved. For the months of April,
           2000 through June 30, 2001, we had certain natural gas hedges in place that prevented us from realizing the full impact of this price environment.

Despite this limitation, our realized natural gas price for each month in the first six months of 2001 was higher than the previous year. In the final months of 2000 and the first quarter of 2001, the NYMEX futures market reported unprecendented
               natural gas contract prices.  During  the six months ended
              June 30, 2001, the hedging activities resulted in oil and
      gas sales being $4.2 million lower than if the Company
              had not  hedged. Well operations and pipeline income
              for the six months ended June 30, 2001 was $2.7 million
              compared  to $2.6 million for the six  months ended June
              30, 2000, an increase of approximately $100,000 or 3.8
              percent. Other income for the six months ended June 30,
             2001 was $973,000 compared to $425,000 for the six
             months ended June 30, 2000,  an increase of approximately
             $548,000, or 128.9 percent.   Such increase resulted
      from interest earned on higher average cash balances.

	Costs and expenses. Costs and expenses for the six months ended June 30, 2001 were $93.2 million compared to $56.8 million for the six months ended June 30, 2000, an increase of approximately $36.4 million or 64.1 percent.
      Oil and gas well drilling operations costs for the six months ended June 30, 2001 were $37.4 million compared to $20.4 million for the six months ended June 30, 2000, an increase of approximately $17.0 million or 83.3 percent. Such increase was due to the increased drilling activity referred to above. The cost of gas marketing activities for the six months ended June 30, 2001 were $45.3 million compared to $27.3 million for the six months ended June 30, 2000, an increase of $18.0 million or 65.9 percent. Such increase was due to the increased gas marketing activity of RNG with increased volumes purchased at higher average sales prices. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period.  Oil and gas production costs from the Company's producing properties for the six months ended June 30, 2001 were $4.2 million compared to $3.9 million for the six months ended June 30, 2000, an increase of approximately $300,000 or 17.6 percent. Such increase was due to the increased production from the Company's producing properties. General and administrative expenses for the six months ended June 30, 2001 increased to $2.0 million compared with $1.7 million for the six months ended
     June 30, 2000, an increase of $300,000 or 7.7 percent. Such increase was due to high corporate expenses as a result of the significant growth and geographic diversification of the Company's drilling and production operations.
     Depreciation, depletion, and amortization costs for the six months ended June 30, 2001 were $4.0 million compared to $3.2 million for the six months ended June 30, 2000, an increase of approximately $800,000 or 25.0 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the six months ended June 30, 2001 were $428,000 compared to $290,000 for the six months ended June 30, 2000, an increase of approximately $138,000. The increase was due to higher average outstanding balances offset in part by lower interest rates on the Company's credit facility.

	Net income.  Net income for the six months ended
             June 30, 2001 was $9.4 million compared to a net income
            of $5.2 million for the six months ended June 30, 2000, an increase of approximately $4.2 million or 80.8 percent.

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

	The Company has a bank credit agreement with
        Bank One, formerly First National Bank of Chicago, which provides a borrowing base of $30.0 million, subject to adequate oil and natural gas reserves.  As of  June 30, 2001,
       the outstanding balance was $15.0 million.   Interest accrues
       at prime, with LIBOR (London Interbank Market Rate)
714:    alternatives available at the discretion of the Company.  No principal payments are required until the credit agreement expires on December 31, 2004.

	The Company closed its first drilling program of
       2001 in the second quarter and has drilled the wells in the second and third quarters of 2001. This program closed with investor subscriptions of $9.4 million compared to the first program of 2000 which closed with investor subscriptions of $5.0 million. The Company will close its second drilling program of 2001 in September, 2001 and will drill the wells during the third and fourth quarters of 2001. Additional programs
725:   are scheduled to close in November and December of 2001. The
726:   Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to
       use in future drilling operations.   No assurance can be made
       that the Company will continue to receive this level of funding from these or future programs.

	The Company continues to pursue capital
       investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities
738:   for operating improvements and costs efficiencies.
      Management believes that the Company has adequate capital to meet its operating requirements.

Item 3.	Quantitative and Qualitative Disclosure About Market Rate Risk

	Interest Rate Risk

	There have been no material changes in the reported market risks faced by the Company since December 31, 2000.

	Commodity Price Risk

	The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures
	contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, PDC had entered into a series of natural gas future contracts and options contracts.  Open  future contracts maturing in 2001 are for the sale of 2,129,800 dt of natural gas with a weighted
                 average price of  $3.25 dt resulting in a total contract
                 amount of $6,927,200. Open option contracts maturing in 2001 are for the sale of 912,200 dt with a weighted average floor price of $3.75 dt. The fair market value of the futures contracts and options is $1,483,900 as of June 30, 2001 on a pre-tax basis.

	CONFORMED COPY


	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

817:   	The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.	Exhibits and Reports on Form 8-K

	(a) None.

	(b) No reports on Form 8-K have been filed during the quarter ended
                              June 30, 2001.



	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			Petroleum Development Corporation
				   (Registrant)




Date:	 August 8, 2001      	  /s/ Steven R. Williams
				Steven R. Williams
				   President


Date:	 August 8, 2001      	  /s/ Dale G. Rettinger
				Dale G. Rettinger
				Executive Vice President
				and Treasurer









	-14-
??