Form 10-Q
period 2001-09-30
PETROLEUM DEVELOPMENT CORP
filed 2001-11-06
CIK 77877

CONFORMED COPY



	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q


	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 16,245,752 shares of the Company's
      Common Stock ($.01 par value) were outstanding as of September 30, 2001.


	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	INDEX



PART I - FINANCIAL INFORMATION				Page No.

  Item 1.  Financial Statements

		Independent Auditors' Review Report		 1

		Condensed Consolidated Balance Sheets -
		September 30, 2001 (unaudited) and December 31, 2000	 2

		Condensed Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2001
		and 2000 (unaudited)		 	4

		Condensed Consolidated Statements of Cash Flows- Nine
		Months Ended September 30, 2001 and 2000 (unaudited)	 5

		Notes to Condensed Consolidated Financial Statements	 6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations		10

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings			15

	Item 6.	Exhibits and Reports on Form 8-K		15










	PART I - FINANCIAL INFORMATION

	Independent Auditors' Review Report




The Board of Directors
Petroleum Development Corporation:


	We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September
  30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



		KPMG LLP



Pittsburgh, Pennsylvania
November  1,  2001


	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Balance Sheets
	September 30, 2001 and December 31, 2000





		ASSETS

				2001   	2000
			(Unaudited)

Current assets:
	Cash and cash equivalents 		$ 22,030,400	$ 46,872,000
	Accounts and notes receivable		   12,032,100	   23,648,000
	Inventories			     1,327,900	     1,097,900
	Prepaid expenses	  	     4,127,500	      7,134,800

		Total current assets	   39,517,900	    78,752,700



Properties and equipment		165,083,800	 141,298,600
	Less accumulated depreciation, depletion,
	and amortization	 	  41,478,700	   35,344,700
				123,605,100	 105,953,900

Other assets	  		    3,190,000	     2,977,900

			                           $166,313,000    $187,684,500







	(Continued)

	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	September 30, 2001 and December 31, 2000




               LIABILITIES AND
             STOCKHOLDERS' EQUITY

				2001   	2000
				(Unaudited)

Current liabilities:
	Accounts payable and accrued expenses	  $ 25,799,000 	$ 31,722,500
	Advances for future drilling contracts	     11,493,300 	   43,809,400
	Funds held for future distribution	       6,868,500 	     2,440,100

		Total current liabilities	    44,160,800 	  77,972,000


Long-term debt			   15,000,000 	  17,350,000
Other liabilities			     4,307,300 	    4,396,800
Deferred income taxes			     7,818,700 	    5,708,800


Stockholders' equity:
	Common stock			       162,400 	      162,400
	Additional paid-in capital		 32,921,100 	 32,917,000
	Retained earnings		 61,795,900 	 49,177,500
	Accumulated other comprehensive income	       146,800	          -

		Total stockholders' equity	 95,026,200 	 82,256,900


			                         $166,313,000     $187,684,500







	See accompanying notes to condensed consolidated financial statements.

	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Statements of Income
	Three and Nine Months ended September 30, 2001 and 2000
                                   	(Unaudited)

			Three Months Ended	Nine Months Ended
	   		September 30,     	    September 30,
	  		2001  	  2000   	2001	      2000

Revenues:
  Oil and gas well drilling operations	$13,752,800	$ 6,803,900	$ 56,980,900	$32,209,900
  Gas sales from marketing activities	  11,394,700  	 19,333,300	   57,132,400	  46,554,700
  Oil and gas sales		     6,330,200	   5,090,800	   20,372,300	  13,026,900
  Well operations and pipeline income	     1,347,800	   1,209,500	     4,037,300	    3,789,100
  Other income	    	        511,100	      381,100	     1,484,100	       805,600

			  33,336,600	32,818,600	140,007,000	 96,386,200

Costs and expenses:
  Cost of oil and gas well drilling
   operations 		11,882,300	  5,547,400	49,233,600	25,963,700
  Cost of gas marketing activities	11,013,100	19,092,300	56,293,200	46,433,100
  Oil and gas production costs	  2,435,900	   2,156,900	  6,620,300	  6,072,000
  General and administrative expenses	  1,143,200	   1,038,300   	  3,103,000	  2,749,800
  Depreciation, depletion, and
    amortization		  2,215,000	   1,850,300	  6,195,200	  5,004,800
  Interest	     		     249,400	      437,500	     677,000	     727,500
			28,938,900	30,122,700      122,122,300	86,950,900

       Income before income taxes	  4,397,700	  2,695,900	17,884,700	  9,435,300

Income taxes	  	  1,220,200	     555,000	  5,266,300	 2,105,200

       Net income 	                            $ 3,177,500        $2,140,900      $ 12,618,400       $ 7,330,100

Basic earnings per common share 	$  .20	$  .13	$  .78	$  .45

Diluted earnings per common and
 common equivalent share	$  .19	$  .13	$  .76	$  .45


	See accompanying notes to condensed consolidated financial statements.

	PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2001 and 2000
	(Unaudited)

				2001	2000
Cash flows from operating activities:
   Net income			$12,618,400 	$7,330,100
    Adjustments to net income to reconcile
        to cash used provided by (used in) operating activities:
        Deferred federal income taxes		   2,012,000	     555,500
        Depreciation, depletion & amortization	   6,195,200	 5,004,800
        Leasehold acreage expired or surrendered	      378,300	    271,100
        Amortization of stock award 		           4,100	        4,100
       Gain on disposal of assets		          (6,800)	     (15,200)
       Decrease (increase) in current assets	14,637,900      (13,609,000)
       Increase in other assets		    (231,800)	   (340,700)
       Decrease in current liabilities	                            (33,811,200)	(9,214,100)
      (Decrease) increase in other liabilities	      (89,500)	    746,600

		Total adjustments                        (10,911,800)     (16,596,900)

	Net cash provided by (used in)
	operating activities	  	1,706,600        (9,266,800)

Cash flows from investing activities:
    Capital expenditures		                            (25,612,400)     (15,870,800)
    Proceeds from sale of leases		  1,407,400 	    529,400
    Proceeds from sale of assets		          6,800	      15,200

	Net cash used in
                   (24,198,200)     (15,326,200)

Cash flows from financing activities:
    Proceeds from exercise of stock options	              -     	     95,600
    Net (repayment) proceeds from
     revolving credit agreement  		(2,350,000)	 9,175,000


	Net cash (used in) provided
	 by financing activities	 	(2,350,000)	 9,270,600

Net change in cash and cash equivalents	(24,841,600)    (15,322,400)

Cash and cash equivalents, beginning of period	 46,872,000      29,059,200

Cash and cash equivalents, end of period	$22,030,400  $ 13,736,800




See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)


1.	Accounting Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

2.	Basis of Presentation

The Management of the Company believes that all adjustments
        (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September
       30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4.	Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three and nine months ended
        September 30, 2001 and 2000:

 	 Nine Months Ended
    	    September 30,
  		2001   	   2000    	   2001   	   2000

Weighted average
         common
 shares outstanding	16,245,386	16,243,456	16,244,654	16,128,434

Weighted average
        common and
common equivalent
shares outstanding	16,594,984	16,589,452	16,656,149	16,395,403

Net income 	$ 3,177,500	$ 2,140,900	$12,618,400 	$ 7,330,100

Basic earnings
        per common share	$  .20	$  .13	$  .78	$  .45

Diluted earnings
        per common and
common
       equivalent share	$  .19	$  .13	$  .76	$  .45

5.	Business Segments (in Thousands)

 PDC's operating activities can be divided into three major segments:
        drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well.
        The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three and nine months ended September 30, 2001 and 2000 is as follows:

			Three Months Ended  	Nine Months Ended
			September 30,    	  September 30,
			   2001   	   2000    	  2001 	2000
REVENUES
	Drilling and Development	$ 13,753 	$  6,804  	$  56,981	$ 32,210
	Natural Gas Sales	   17,725 	  24,424 	    77,505	   59,582
	Well Operations 	     1,348 	    1,210 	      4,037	     3,789
	Unallocated amounts (1)	        511 	        381 	      1,484	        805
	 	Total 	$33,337 	$32,819	$140,007 	$96,386
390:
	(1)   Includes interest on investments and partnership management fees which are not allocated in assessing segment
                                 performance.

	  		Three Months Ended  	Nine Months Ended
	    		September 30,      	   September 30,
	  		2001  	   2000   	   2001        2000
	SEGMENT INCOME BEFORE
	  INCOME TAXES
	  Drilling and Development	$1,870 	$1,256 	$ 7,747         $6,246
	  Natural Gas Sales	  2,505 	  2,232 	 10,812           4,964
	  Well Operations 	     944 	     340 	   1,739           1,013
	  Unallocated amounts (2)
	    General and Administrative
	     expenses		(1,143)	(1,038)	 (3,103)         (2,750)
	    Interest expense	   (249)	   (438)	    (677)             (728)
	    Other (1)	    	    471	    344 	  1,367               690
	Total	                           $4,398                $ 2,696                $17,885         $ 9,435

	(2)	Items which are not allocated in assessing segment performance.

			                  September 30, 2001	December 31, 2000
	SEGMENT ASSETS
		Drilling and Development	$ 13,926 	$  31,592
		Natural Gas Sales	 129,024   	  139,116
		Well Operations 	   12,267 	      8,490
		Unallocated amounts
	  	  Cash		     2,583 	      1,567
	  	  Other	   	     8,513 	     6,920
	Total 		                           $166,313            $187,685

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

	Statement of Accounting Standards No. 133 and No. 138,
                        Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The
                       Company adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options and the interest rate swap are derivatives pursuant to SFAS 133/138. The Company's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $146,800 (net of tax) on September 30, 2001. On adoption of this Statement on January 1, 2001, the Company recorded a net transition adjustment of ($12,079,100) (net of related income tax benefit of $8,052,700) which was recorded in accumulated other comprehensive income (AOCI).
                       During the nine months ended September 30, 2001, the Company reclassified $10,608,800 from AOCI into cost of gas marketing activities and oil and gas sales relating to the transition adjustment included in AOCI on January 1, 2001.

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

	Comprehensive income includes net income and certain items
                     recorded directly to shareholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. The following table illustrates the calculation of comprehensive income for the three and nine months ended
                     September 30, 2001.


					Three months ended    Nine months ended
   					September 30, 2001    September 30, 2001

	Net Income				$3,177,500		$ 12,618,400

	Other Comprehensive (Loss) Income (net of tax)
	    Cumulative effect of change in accounting principle -
	    January 1, 2001 (net of tax of $8,052,700)		             -       		(12,079,100)
	    Reclassification adjustment for settled contracts included
	      in net income (net of tax of $266,300
	      and $7,072,500, respectively)		    399,400	 	10,608,800
	Changes in fair value of outstanding hedging positions
	     (net of tax of $482,700 and $1,078,100, respectively)
				  	  (724,000)	  	1,617,100
	Other Comprehensive (Loss) Income	  	  (324,600)	     	   146,800
	Comprehensive Income		                          $ 2,852,900	                        $12,765,200

	There were no items in Other Comprehensive (Loss) Income during 2000.

8.	Commitments and Contingencies

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
			Results of Operations

	Results of Operations

Three Months Ended September 30, 2001 Compared with September 30, 2000

 Revenues.  Total revenues for the three months ended September
       30, 2001 were $33.3 million compared to $32.8 million for
                the three months ended September 30, 2000, an increase of approximately $500,000, or 1.5 percent. Such increase was primarily a result of increased drilling revenues and oil and gas sales offset in part by decreased gas marketing activities. Drilling revenues for the three months ended September 30, 2001 were $13.8 million compared to $6.8 million for the three months ended
        September 30, 2000, an increase of approximately $7.0 million, or 102.9 percent.
       Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Natural gas sales from the marketing activities of Riley Natural Gas
       (RNG),  the Company's marketing
       subsidiary for the three months ended September
       30, 2001 were $11.4 million compared to $19.3 million for the three months ended September 30, 2000, a decrease of approximately $7.9 million or 40.9 percent. Such decrease was due to lower average sales prices of natural gas marketed. Oil and gas sales from the Company's producing properties for the three months ended September
        30, 2001 were $6.3 million compared to $5.1 million for the three months ended September 30, 2000, an increase of approximately $1.2 million, or 23.5 percent. Such increase was due to increased production from new wells drilled along with higher average sales prices of natural gas from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. From the third quarter of 1998 through the first quarter of 1999, we experienced a decline in energy commodity prices.
         However, in the summer of 2000 and continuing into early 2001, prices improved. For the months of April, 2000 through September 30, 2001, we had certain natural gas hedges in place that generally prevented us from realizing the full impact of this price environment. Our realized natural gas price for each month in the third quarter of 2001 was higher than the previous year. In the final months of 2000 and the first quarter of 2001, the NYMEX futures market reported unprecendented natural gas contract prices.
         During the three months ended September 30, 2001, the hedging activities resulted in oil and gas sales being $759,100 higher than if the Company had not hedged. Well operations and pipeline income for the three months ended September 30, 2001 was $1.3 million compared to $1.2 million for the three months ended September 30, 2000, an increase of approximately $100,000 or 8.3 percent. Other income for the three months ended September 30, 2001 was $511,000 compared to $381,000 for the three months ended September 30, 2000, an increase of approximately $130,000, or 34.1 percent. Such increase resulted from interest earned on higher average cash balances.

	Costs and expenses.  Costs and expenses for the three months ended September 30, 2001 were $28.9 million compared to $30.1 million for the three months ended September 30, 2000, a decrease of approximately $1.2 million or 3.9 percent. Oil and gas well drilling operations costs for the three months ended September 30, 2001 were $11.9 million compared to $5.5 million for the three months ended September 30, 2000, an increase of approximately $6.4 million or 116.3 percent. Such increase was due to
       the increased drilling activity referred to above. The cost of gas marketing activities for the three months ended September 30,
       2001 were $11.0 million compared to $19.1 million for the
       three months ended September 30, 2000,  a decrease of
       $8.1 million or 42.4 percent. Such decrease was due to the gas marketing activity of RNG with volumes purchased at lower average sales prices.  Based on the nature of the Company's gas marketing activities,  hedging did not have a significant impact on the Company's net margins  from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the three months ended September 30, 2001 were $2.4 million compared to
        $2.2 million for the three months ended September 30, 2000, an increase of approximately  $200,000 or 9.0 percent. Such increase was  due to the increased production from the
        Company's producing  properties. General and administrative expenses for the three  months ended September 30, 2001
        increased  by approximately $100,000 as compared to the
        three months ended September 30, 2000. Depreciation,
        depletion, and amortization costs for the three months
        ended September 30, 2001 were $2.2 million
        compared to $1.9 million for the three months ended
        September 30, 2000, an increase of approximately  $300,000 or 15.7 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the three months ended September 30, 2001 were $249,000 compared to $437,000 for the three months ended September 30, 2000, a decrease of approximately $188,000 or 43.0 percent. The decrease was due to lower average outstanding balances and lower interest rates on the Company's credit facility.

	Net income.  Net income for the three months ended September
      30, 2001 was $3.2 million compared to a net income of $2.1 million for the three months ended September 30, 2000, an increase of approximately
       $1.0 million or  47.6 percent.

Nine Months Ended September 30, 2001 Compared with September 30, 2000

	Revenues.  Total revenues for the nine months ended September 30, 2001 were $140.0 million compared to $96.4 million for the nine months ended September 30, 2000, an increase of approximately $43.6 million, or
         45.2  percent.  Such increase was primarily a result of
        increased drilling  revenues, gas marketing activities
        and oil and gas sales.  Drilling revenues for the nine
       months ended September 30, 2001 were $57.0 million
      compared to $32.2  million for the nine months ended
      September 30,  2000,  an increase of  approximately
      $24.8 million, or 77.0 percent.   Such increase was
      due to an increase in drilling and completion activities, which was a direct result of an increase in drilling funds from the Company's public drilling programs. Natural gas sales from the marketing activities of Riley Natural Gas (RNG),
     the Company's marketing subsidiary
                          for the nine months ended September 30,
                          2001 were $57.1 million compared to $46.6 million for the nine months ended September
                         30, 2000, an increase of approximately $10.5 million or 22.5 percent. Such increase was due to volumes of gas sold at higher average sales prices.
                        Oil and gas sales from the Company's producing properties for the nine months ended September
                        30, 2001 were $20.4 million compared to $13.0 million for the nine months ended
               September 30, 2000, an increase of
                       approximately $7.4  million or 56.9 percent.
                       Such increase was  due to
increased production from new wells drilled along with higher average sales prices of natural gas and oil from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. From the third quarter of 1998 through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 2000 and continuing into early 2001, prices improved. For the months of April, 2000 through September 30, 2001, we had certain natural gas hedges in place that generally prevented us from realizing the full impact of this price environment.
Despite this limitation, our realized natural gas price for each month in the first nine months of 2001 was higher than the previous year. In the final months of 2000 and the first quarter of 2001, the NYMEX futures market reported unprecendented natural gas contract prices. During the nine months ended
September 30, 2001, the hedging activities resulted in oil and gas sales being $3.2 million lower than if the Company had not hedged. Well operations and pipeline income for the nine months ended September 30, 2001 was $4.0 million compared to $3.8 million for the nine months ended September
30, 2000, an increase of approximately  $200,000 or 5.2 percent.
Other income for the nine months ended September 30, 2001 was $1.5 million compared to $806,000 for the nine months ended
September 30, 2000, an increase of approximately $694,000, or 86.1 percent. Such increase resulted from interest earned on higher average cash balances.

	Costs and expenses.  Costs and expenses for
         the nine months ended September  30, 2001 were
        $122.1 million compared to $87.0 million for the nine
        months ended September 30, 2000, an increase of
        approximately $35.1 million or 40.3 percent.  Oil and
        gas well drilling operations costs for the nine months
       ended September 30, 2001 were $49.2 million
       compared to $26.0 million for the nine months ended
850:    September  30, 2000, an increase of approximately
       $23.2 million or 89.2  percent. Such increase was
       due to the increased drilling activity referred
852:    to above.  The cost of gas marketing activities
       for the nine months ended  September 30, 2001
       were $56.3 million compared to $46.4 million for the
854:    nine months ended September 30, 2000, an increase
       of $9.9 million or 21.3 percent.  Such increase was
      due to the increased gas marketing  activity of
      RNG with volumes purchased  at higher average
      sales prices.   Based on the nature of the
      Company's gas marketing activities,
858:   hedging did not have a significant impact on the
      Company's net margins from marketing activities
      during either period.  Oil and gas production
860:   costs from the Company's producing properties
     for the nine months ended September 30, 2001
     were $6.6 million compared to  $6.0 million for
     the nine months ended September 30, 2000, an
863:  increase of  approximately  $600,000 or 10.0 percent. Such
864:  increase was due to the increased production from the
865:  Company's producing properties.  General and administrative
866:  expenses for the nine months  ended September 30, 2001
867:  increased to $3.1 million compared
868:   with $2.7 million for the nine  months ended September 30, 2000,
869:   an increase of $400,000 or 14.8 percent. Such increase
870:   was due to higher corporate expenses as a result of the significant
871:   growth and geographic diversification of the Company's drilling and
872:   production operations. Depreciation, depletion,
873:   and amortization costs for the nine months ended September 30,
874:   2001 were $6.2 million compared to $5.0 million for the nine months
875:   ended September 30, 2000, an increase of  approximately $1.2 or
876:   24.0 percent.  Such increase was due to the increased amount of
877:   investment in oil and gas properties owned by the Company.
878:   Interest costs for the nine months ended September 30, 2001
879:   were $677,000 compared to $728,000 for the nine
880:   months ended September 30, 2000, a decrease of
      approximately $51,000. The decrease was due to lower interest rates on the Company's credit facility.

	Net income.  Net income for the nine months ended
         September 30, 2001 was $12.6 million compared to a net income of $7.3 million for the nine months ended September
 30, 2000, an increase of approximately $5.3 million or 72.6 percent.

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

	The Company has a bank credit agreement with Bank One,
                formerly First National Bank of Chicago, which provides a borrowing base of $30.0 million, subject to adequate oil and natural gas reserves.  As of September 30, 2001,
                the outstanding  balance was $15.0 million.
                Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the
                Company.   No principal  payments are required until the
                credit agreement  expires on December 31, 2004.

	The Company closed its first drilling program of 2001
                  in the second quarter  and has drilled the wells in the
                 second and third quarters of 2001. This program
                closed with investor subscriptions of $9.4 million
                 compared to the first program of  2000 which
                 closed with investor subscriptions of $5.0 million.
                 The Company closed its second drilling program
                 of 2001 in September, 2001 and drilled some of the wells during the third quarter with the remainder to be drilled in
                 the fourth quarter 2001.   This second drilling program of
                 2001 closed with subscriptions of $12.7 million
         compared to the second program of 2000 which closed
                 with subscriptions of $11.6 million. Additional programs are scheduled to close in November and December of 2001. The Company generally invests, as its equity
                contribution to each drilling  partnership, an additional
                sum approximating 20% of the aggregate subscriptions
        received for that particular drilling partnership.  As a result, the Company is subject  to substantial cash commitments
                at the closing of each drilling partnership.  The
        funds received from these programs are restricted to use
                in future drilling operations.   No assurance can be made
                that the Company will continue to receive this level of funding from these or future programs.

	The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies.
                Management believes that the Company has adequate capital to meet its operating requirements.

New Accounting Standard

	In June, 2001, the Financial Accounting Board
                Issued SFAS No. 143, "Accounting for Asset Retirement
               Obligations". The pronouncement is effective for the Company's year beginning January 1, 2003. At the present time, the Company has not determined the impact SFAS
               No. 143 will have on its consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

There have been no material changes in the reported market risks faced by the Company since December 31, 2000.

Commodity Price Risk

	The Company utilizes commodity-based derivative instruments
         as hedges to manage a portion of its exposure to price risk from its natural gas sales and cost of marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods
         (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, PDC had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 677,440 dt of natural gas with a weighted average price of $3.35 dt resulting in a total contract amount of $2,265,897. Open option contracts maturing in 2001 are for the sale of 228,900 dt with a weighted average floor price of $3.75 dt. The fair market value of the futures contracts and options is $1,173,547 as of September 30, 2001 on a pre-tax basis.

CONFORMED COPY


PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

	The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	None.

(b)	No reports on Form 8-K have been filed during the quarter
                         ended September 30, 2001.



					SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of
                       1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto  duly authorized.


				Petroleum Development Corporation
					(Registrant)




Date:	 November  6, 2001      	  /s/ Steven R. Williams
				Steven R. Williams
				President


Date:	 November  6, 2001      	  /s/ Dale G. Rettinger
				Dale G. Rettinger
				Executive Vice President
				and Treasurer