Form 10-K
period 2001-12-31
PETROLEUM DEVELOPMENT CORP
filed 2002-03-15
CIK 77877

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 11, 2002, 16,245,752 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $73,724,093 (based on the last traded price of $6.30).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part III
Proxy	Items 11 and 12

PART I

Item 1. Business

     The Company is an independent energy company engaged primarily in the development, production and marketing of natural gas and oil. The Company has grown primarily through drilling and development activities, the acquisition of natural gas and oil producing wells and the expansion of its natural gas marketing activities. As of December 31, 2001, the Company operates approximately 2,150 wells located in the Appalachian basin, Michigan, and the Rocky Mountain Region, with gross proved reserves of 328 billion cubic feet equivalent of natural gas ("Bcfe", based on one barrel of oil equals 6 thousand cubic feet equivalent of natural gas ("Mcfe")) of which the Company's share is 131 Bcfe. The wells operated by the Company currently produce an aggregate of approximately 50,000 thousand cubic feet equivalent of gas per day, of which the Company's share is approximately 21,400 Mcfe.

     The Company's operations are divided into three regions, the Appalachian Basin, Michigan Basin, and the Rocky Mountain Region. The Company has conducted operations in Appalachian Basin since its inception in 1969, in Michigan Basin since 1997, and the Rocky Mountain Region since 1999. During 2001 approximately 31% of production was generated by Appalachian Basin wells, 34% by Michigan Basin wells and 35% by Rocky Mountain wells. As of the end of 2001, the Company's total proved reserves were located as follows: Appalachian Basin 32%, Michigan Basin 21% and Rocky Mountain Region 47%. The majority of the Company's undeveloped reserves are in the Rocky Mountain Region and the planned drilling for 2002 will be focused in that area.

     In all three regions the Company has historically targeted shallow, developmental natural gas reserves for development. In some areas of the Rocky Mountain Region, Michigan and the Appalachian Basin the wells also produce oil in conjunction with natural gas.

     The Company owns Riley Natural Gas (RNG), a natural gas marketing company, which aggregates and resells natural gas developed by the Company and other producers. This allows the Company to diversify its operations beyond natural gas drilling and production. RNG has established relationships with many of the natural gas producers in the Appalachian Basin and has significant expertise in the natural gas end-user market. In addition, RNG has extensive experience in the use of hedging strategies, which the Company utilizes to reduce the financial impact on the Company of changes in the price of natural gas.

     Since 1984, the Company has sponsored limited partnerships formed to engage in drilling operations. The Company typically retains a 20% ownership interest in these drilling limited partnerships. In 2001, the Company raised $57.1 million through four public drilling partnerships, making it the sponsor of the largest public oil and gas partnership program in the United States in that year. The drilling programs have provided the Company with access to the capital resources necessary to expand its drilling opportunities and to maintain the infrastructure necessary to support such activities.

Industry Overview

     Natural gas is the second largest energy source in the United States, after liquid petroleum. The 21.5 Tcf of natural gas consumed in 2001 represented approximately 23% of the total energy used in the United States. Natural gas is consumed in the United States as follows: 42% by industrial end-users as feedstock for products such as plastic and fertilizer or as the energy source for producing products such as glass; 22% and 15% by residential and commercial end-users, respectively, for uses including heating, cooling and cooking; 14% by utilities for the generation of electricity; and the remainder for transportation purposes. (Source U.S. Energy Information Administration)

     The Company believes that the market for natural gas will grow in the future. The demand for natural gas has increased due to four main factors:

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

     During 1998 the Company began to establish a lease position in the Rocky Mountain producing region. The region is believed to hold substantial undeveloped natural gas resources. Recent additions to pipeline capacity in the region have made the area more attractive for development. Gas from the region will generally sell for less than gas in the Appalachian and Michigan Basins, but costs of development are expected to be less. The Company currently has over 200 development locations in Wattenberg field, and 58,000 acres available for development in the Piceance Basin.

Business Strategy

     The Company's objective is to expand its natural gas reserves, production and revenues through a strategy that includes the following key elements:

     Expand drilling operations. For its size, the Company has had one of the most active drilling programs in the country. The Company drilled 141 wells in 2001, compared to 97 wells in 2000. The Company believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 2001, the Company had development rights to 4,200 undeveloped acres in the Michigan Basin, 5,400 undeveloped acres in the Appalachian Basin and 125,600 undeveloped acres in the Rocky Mountain Region. As drilling activity increases, the Company benefits as its fixed costs may be spread over a larger number of wells.

     Acquire producing properties. The Company's acquisition efforts are focused on properties that fit well within existing operations or that help to build critical mass in areas where the Company is establishing new operations. Acquisitions will likely offer economies in management and administration, and therefore the Company believes that it will be able to acquire more producing wells without incurring substantial increases in its administrative costs.

     Pursue geographic expansion. The Company has proven its ability to drill and operate in geographically diverse domestic areas. Since 1996, the Company expanded its operations from the Appalachian Basin, first to Michigan, and more recently to the Rocky Mountains. Currently, the Company's production is divided almost equally among the three areas. The Company plans to conduct the majority of its drilling activities in the Rocky Mountain region during 2002, but will continue to seek additional opportunities for expansion to areas where the Company's experience and expertise can be applied successfully.

     Reduce risks inherent in natural gas development and marketing. An integral part of the Company's strategy has been and will continue to be to concentrate on shallow development, (rather than exploratory) drilling, and geographical diversification to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling and is likely to generate cash returns more quickly. The focus on shallow wells builds on the Company's knowledge and experience, and also provides greater investment diversification than an equal investment in a smaller number of deeper and/or more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area. The Company believes that successful natural gas marketing is essential to profitable operations in a deregulated gas market. To further this goal, the Company has the expertise of RNG, an experienced natural gas marketer. The Company intends to continue to expand its marketing capabilities to keep pace with the changing natural gas industry.

Exploration and Development Activities

     The Company's development activities focus on the identification and drilling of new productive wells and the acquisition of existing producing wells from other producers.

Prospect Generation

     The Company's staff of professional geologists is responsible for identifying areas with potential for economic production of natural gas and oil. These geologists have decades of cumulative experience drilling natural gas and oil wells. They utilize results from logs and other tools to evaluate existing wells and to predict the location of attractive new gas reserves. To further this process, the Company has collected and continues to collect logs, core data, production information and other raw data available from state and private agencies, other companies and individuals actively drilling in the regions being evaluated. From this information the geologists develop models of the subsurface structures and stratigraphy that are used to predict areas with above-average prospects for economic development.

     On the basis of these models, the geologists instruct the Company's land department to obtain available natural gas leaseholds in these prospective areas. These leases are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, the Company pays a lease bonus and annual rental payments, converting, upon initiation of production, to a royalty on gross production revenue in return for obtaining the leases. In addition overriding royalty payments may be made to third parties in conjunction with the acquisition of drilling rights initially leased by others. As of December 31, 2001, the Company had a total leasehold inventory of approximately 246,080 acres. See--"Properties--Natural Gas Leases."

Drilling Activities

     When prospects have been identified and leased, the Company develops these properties by drilling wells. In 2001, the Company drilled a total of 141 wells, with six dry holes. Typically, the Company will act as driller-operator for these prospects, entering into contracts with partnerships, including Company-sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. See "Financing of Drilling Activities."

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

During 1999, the Company purchased a 100% working interest in 53 producing wells in the D-J Basin of Colorado which added 3.6 Bcf of natural gas and 370,000 barrels of oil to the Company's reserves. During 2000, the Company purchased 100% of the working interest in 168 producing wells in the DJ Basin of Colorado which added 4.9 Bcf of natural gas and 560,000 barrels of oil to the Company's reserves. Certain well interests in its Company sponsored partnerships were also purchased in 1999, 2000 and 2001.

Production

     The following table shows the Company's net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last five years.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Production(1):
Oil(MBbls)	195	109	8	8	9
Natural Gas (MMcf)	6,085	5,737	3,451	2,453	1,810
Equivalent MMcfs(2)	7,255	6,391	3,499	2,501	1,864
Average sales price:
Oil (per Bbl)	$22.53	$29.99	$18.75	$10.61	$16.10
Natural gas (per Mcf)(3)	$3.53	$2.74	$2.46	$2.46	$2.88
Average production cost (lifting cost) per equivalent Mcf(4)	$0.83	$0.66	$0.69	$0.61	$0.65

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

(3) The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price volatility of its natural gas sales. The effect of hedges on the average sales price of natural gas for the years ended December 31, 2001, 2000, 1999 and 1998 was $(0.56), $(0.91), $(0.01) and $0.14, respectively.

(4) Production costs represent oil and gas operating expenses as reflected in the financial statements of the Company.

Well Operations

     The Company currently operates approximately 1,523 wells in the Appalachian Basin, 219 wells in the Michigan Basin and 400 wells in the Rocky Mountain Region. The Company's ownership interest in these wells ranges from 0% to 100%, and, on average, the Company has an approximate 51% ownership interest in the wells it operates. Currently these wells produce an aggregate of about 50,000 Mcfe of natural gas per day, including the Company's share of 21,400 Mcfe per day.

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

Item 2. Properties

Drilling Activity

     The following table summarizes the Company's development drilling activity for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. The Company's exploratory wells drilled in the past five years consist of one dry hole (0.19 net) drilled in 1998 and five dry holes (2.44 net) drilled in 1999.

	Development Wells Drilled
	Total		Productive		Dry
	Drilled	Net	Drilled	Net	Drilled	Net
1997	168	40.72	158	38.00	10	2.72
1998	212	56.99	201	54.22	11	2.77
1999	173	54.64	165	53.10	8	1.54
2000	97	27.39	97	27.39	-	-
2001	141	40.00	135	37.94	6	2.06

Total	791	219.74	756	210.65	35	9.09
	===	=====	===	=====	==	===

Summary of Productive Wells

The table below shows the number of the Company's productive gross and net wells at December 31, 2001.

	Productive Wells
	Gas		Oil
Location	Gross	Net	Gross	Net
Colorado	392	255.91	-	-
Michigan	212	113.60	7	2.66
North Dakota	-	-	6	2.38
Ohio	16	7.42	5	2.34
Pennsylvania	532	163.95	-	-
Tennessee	1	0.71	39	15.87
Utah	2	1.50	-	-
West Virginia	924	519.61	6	2.58
Total	2,079	1,062.70	63	25.83
	=====	======	===	======

Reserves

     All of the Company's oil and natural gas reserves are located in the United States. The Company's approximate net proved reserves were estimated by Wright & Company, Inc. independent petroleum engineers ("Wright & Company"), to be 118,608,000 Mcf of natural gas and 2,126,000 Bbls of oil at December 31, 2001, 118,640,000 MCf of natural gas and 2,166,000 Bbls of oil at December 31, 2000 and 101,245,000 Mcf of natural gas and 1,154,000 Bbls of oil at December 31, 1999.

     The Company's approximate net proved developed reserves were estimated, by Wright & Company to be 88,477,000 Mcf of natural gas and 1,801,000 Bbls of oil at December 31, 2001, 92,131,000 Mcf of natural gas and 1,527,000 Bbls of oil at December 31, 2000 and 82,628,000 Mcf of natural gas and 798,000 Bbls of oil at December 31, 1999.

     The Company's reserves by region are as follows as of December 31, 2001:
	Oil (Mbbl)	Gas (Mmcf)	MCFE (Mmcfe)%
Proved Developed Reserves
Appalachian Basin	35	42,296	42,506	42.81%
Michigan Basin	17	25,448	25,550	25.73%
Rocky Mountain Region	1,749	20,733	31,227	31.46%
Total Proved Developed Reserves	1,801	88,477	99,283	100.00%

Proved Undeveloped Reserves
Appalachian Basin	0	0	0	0.00%
Michigan Basin	0	1,488	1,488	4.63%
Rocky Mountain Region	325	28,643	30,593	95.37%
Total Proved Undeveloped	325	30,131	32,081	100.00%

Total Proved Reserves

Appalachian Basin	35	42,296	42,506	32.36%
Michigan Basin	17	26,936	27,038	20.58%
Rocky Mountain Region	2,074	49,376	61,820	47.06%
Total Proved Reserves	2,126	118,608	131,364	100.00%

     No major discovery or other favorable or adverse event that would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 2001. Reserves cannot be measured exactly, as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.

     The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated by Wright & Company in 2001, 2000 and 1999 to be $46.4 million as of December 31, 2001, $104.6 million as of December 31, 2000 and $58.5 million as of December 31, 1999. These amounts are based on year-end prices, adjusted for hedging contracts at the respective dates. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

Net Proved Natural Gas and Oil Reserves

     The proved reserves of natural gas and oil of the Company as estimated by Wright & Company at December 31, 2001 are set forth below. These reserves have been prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 2001 to December 31, 2001, all of which are located within the United States, is shown below:

	Natural Gas (Mcf)	Oil (Bbls)
Proved developed and undeveloped reserves:
Beginning of year	118,640,000	2,166,000
Revisions of previous estimates	(8,694,000)	(176,000)
Beginning of year as revised	109,946,000	1,990,000
New discoveries and extensions
Rocky Mountain region	23,896,000	-
Other	-	715,000
Dispositions to partnerships	(9,263,000)	(384,000)
Acquisitions
Rocky Mountain region	2,000	-
Appalachian basin	112,000	-
Production	(6,085,000)	(195,000)
End of year	118,608,000	2,126,000
	==========	========

Proved developed reserves:
Beginning of year	92,131,000	1,527,100
	==========	========
End of year	88,477,000	1,801,000
	==========	========

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Natural Gas and Oil Reserves

     Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves. Future cash inflows are computed by applying year-end prices, adjusted for any hedging contracts, of natural gas and oil relating to the Company's proved reserves to year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the statutory rate in effect at December 31, 2001 to the future pretax net cash flows, less the tax basis of the properties, and gives effect to permanent differences, tax credits and allowances related to the properties.

For the year ended December 31, 2001

Future estimated cash flows	$ 317,515,000
Future estimated production costs	(98,538,000)
Future estimated development costs	(45,323,000)
Future estimated income tax expense	(50,360,000)
Future net cash flows	123,294,000
10% annual discount for estimated timing of cash flows	(76,855,000)
Standardized measure of discounted
future estimated net cash flows	$ 46,439,000
=========

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows from January 1, 2001 through December 31, 2001:

Sales of oil and natural gas production, net of production costs	$(19,876,000)
Net changes in prices and production costs	(140,487,000)
Extensions, discoveries and improved recovery, less related costs	25,942,000
Dispositions to partnerships	(28,935,000)
Acquisitions	189,000
Development costs incurred during the period	35,412,000
Revisions of previous quantity estimates	(23,818,000)
Changes in estimated income taxes	30,622,000
Accretion in discount	62,751,000
$(58,200,000)
=========

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

Natural Gas Leases

     The following table sets forth, as of December 31, 2001, the acres of developed and undeveloped oil and natural gas acreage leased and available to the Company, listed alphabetically by state.

	Developed Acreage	Undeveloped Acreage
Colorado	15,900	106,200
Michigan	27,700	4,200
North Dakota	2,300	3,400
Ohio	740	-
Pennsylvania	9,000	2,900
Tennessee	5,400	-
Utah	640	16,000
West Virginia	49,200	2,500
Total	110,880	135,200
	======	======

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

     The Company sells its natural gas to industrial end-users and utilities. One customer, Cinnabar Energy Services, accounted for 25.2% and 17.7% of the Company's revenues from oil and gas sales (13.1% and 11.3% of total revenues) in 2001 and 2000, respectively. No customer accounted for more than 10.0% of total revenues in 1999. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's total revenues during 2001, 2000 or 1999.

     At December 31, 2001, natural gas produced by the Company sold at prices per Mcf ranging from $0.90 to $6.15, depending upon well location, the date of the sales contract and other factors. The weighted net average price of natural gas sold by the Company during 2001 was $3.53 per Mcf.

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

Natural Gas Marketing

     The Company's natural gas marketing activities involve the aggregation and reselling of natural gas produced by the Company and others. The Company believes that in a deregulated market, successful natural gas marketing is essential to profitable operations. A variety of factors affect the market for natural gas, including the availability of other domestic production, natural gas imports, the availability and price of alternative fuels, the proximity and capacity of natural gas pipelines, general fluctuations in the supply and demand for natural gas and the effects of state and federal regulations on natural gas production and sales. The natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

     RNG, a wholly owned subsidiary, is a natural gas marketing company that specializes in the acquisition, aggregation and marketing of natural gas production in the Company's operating areas. RNG markets natural gas produced by the Company and also purchases natural gas from other producers and resells to utilities, end users or other marketers. The employees of RNG have extensive knowledge of natural gas markets in the Company's areas of operations. Such knowledge assists the Company in maximizing its prices as it markets natural gas from Company-operated wells. The gas is marketed to natural gas utilities, pipelines and industrial and commercial customers, either directly through the Company's gathering system, or utilizing transportation services provided by regulated interstate pipeline companies.

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

     The Company has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used by RNG to coordinate fixed and variable priced purchases and sales, and by the Company to "lock in" fixed prices from time to time for the Company's share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limit upside potential.

     For unhedged natural gas sales not subject to fixed price contracts, the Company is subject to price fluctuations for natural gas sold in the spot market. The Company continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Company may also close out any portion of hedges that may exist from time to time.

Financing of Drilling Activities

     The Company conducts development drilling activities for its own account and for other investors. In 1984, the Company began sponsoring private drilling limited partnerships, and, in 1989, the Company began to register the partnership interests offered under public drilling programs with the SEC. The Company's public partnerships had $57.1 million in subscriptions in 2001, $55.6 million in 2000 and $36.1 million in 1999. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received. Most of the Company's drilling and development funds now are received from partnerships in which the Company serves as managing general partner. However, because wells produce for a number of years, the Company continues to serve as operator for a large number of unaffiliated parties. In addition to the partnership structure, the Company also utilizes joint venture arrangements for financing drilling activities.

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

Oil Production

     The Company's acquisition in December 1999 of 53 wells and in April 2000 of 108 wells in the Wattenberg field in Colorado and ongoing development activities in the Rocky Mountains added to oil production and reserves. At the end of 2001 oil was about 10% of the Company's total equivalent reserves. Oil production in 2001 was 195,000 barrels, up from 109,000 in 2000 and up from 8,000 barrels in 1999.

The Company is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Company does not refine any of its oil production. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry. No single purchaser of the Company's crude oil accounted for 10% or more of the Company's revenues from oil and gas sales in 2001, 2000 or 1999. At December 31, 2001, oil produced by the Company sold at prices ranging from $12.75 to $18.75 per barrel, depending upon the location and quality of oil. In 2001, the weighted net average price per barrel of oil sold by the Company was $22.53.

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

Environmental Regulations

     The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of the Company could be adversely affected.

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

     The Company's expenses relating to preserving the environment during 2001 were not significant in relation to operating costs and the Company expects no material change in 2002. Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's business, financial condition or results of operations.

     As a matter of corporate policy and commitment, the Company attempts to minimize the adverse environmental impact of all its operations. During the 1990's, the Company was a nine-time recipient of the West Virginia Department of Environmental Protection's top award in recognition of the quality of the Company's environmental and reclamation work in its drilling activities.

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

Employees

     As of December 31, 2001, the Company had 90 employees, including 15 in finance, and data processing, 6 in administration, 14 in exploration and development, 50 in production and 5 in natural gas marketing. The Company's engineers, supervisors and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, the Company retains subcontractors to perform drilling, fracturing, logging, and pipeline construction functions at drilling sites. The Company's employees act as supervisors of the subcontractors.

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

	High	Low
2001
First Quarter	7 15/16	5 23/32
Second Quarter	8 27/32	5 15/16
Third Quarter	6 15/32	4 3/8
Fourth Quarter	6 19/64	4 23/32

2000
First Quarter	4 29/64	3-3/4
Second Quarter	6 1/32	3-7/8
Third Quarter	7 1/8	4 23/32
Fourth Quarter	7	5 3/16

     As of December 31, 2001, there were approximately 1,194 record holders of the Company's common stock.

     The Company has not paid any dividends on its common stock and currently intends to retain earnings for use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future. Further, the Company's Credit Agreement restricts the payment of dividends.

Item 6. Selected Financial Data (1)

Year Ended December 31,
	2001	2000	1999	1998	1997
Revenues Oil and gas well drilling operations	$76,291,200	$43,194,700	$42,115,600	$40,447,100	$34,405,400
Oil and gas sales	92,095,300	90,419,700	46,988,100	35,560,300	33,390,200
Well operations income	5,604,200	5,061,600	5,314,500	4,581,000	4,509,300
Other income	3,132,400	2,540,500	2,392,400	2,385,200	1,573,100
Total	$177,123,100	$141,216,500	$96,810,600	$82,973,600	$73,878,000
	=========	=========	=========	=========	========
Costs and Expenses (excluding interest and depreciation, depletion and amortization)	$144,468,600	$118,813,300	$82,496,500	$71,094,900	$61,219,600
	=========	=========	=========	=========	========
Interest Expense	$ 993,400	$1,186,000	$ 182,400	$ -	$ 315,900
	=========	=========	=========	=========	========
Depreciation, depletion and amortization	$10,578,300	$6,943,500	$ 4,031,200	$ 3,253,600	$ 2,660,300
	=========	=========	=========	=========	========
Net Income	$14,967,800	$10,681,000	$ 7,824,300	$ 6,658,000	$ 7,586,800
	=========	=========	=========	=========	========

Basic earnings per common share	$.92	$.66	$.50	$.43	$ .67
	==	==	==	==
Diluted earnings per share	$.90	$.65	$.48	$.41	$ .67
	==	==	==	==	==
Average Common and Common Equivalent Shares Outstanding During the Year	16,639,634	16,437,488	16,286,852	16,338,298	12,540,165
	=========	=========	=========	=========	========

December 31,
	2001	2000	1999	1998	1997
Total Assets	$199,852,100	$187,684,500	$132,083,600	$111,409,000	$98,411,600
	=========	=========	=========	=========	========
Working Capital	$ 3,419,600	$ 780,700	$ (2,503,900)	$ 1,633,400	$16,483,200
	=========	=========	=========	=========	========
Long-Term Debt, excluding current maturities	$ 28,000,000	$ 17,350,000	$ 9,300,000	$ -	$ -
	=========	=========	=========	=========	========
Stockholders' Equity	$ 96,772,800	$ 82,256,900	$70,724,900	$ 62,746,700	$55,766,100
	=========	=========	=========	=========	========

  See Consolidated Financial Statements elsewhere herein.

Item 7.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations

Safe Harbor Statement Under the Private Securities

Litigation Reform Act of 1995

     Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incidental to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K.

Results of Operations

Year Ended December 31, 2001 Compared with December 31, 2000

     Revenues. Total revenues for the year ended December 31, 2001 were $177.1 million compared to $141.2 million for the year ended December 31, 2000, an increase of approximately $35.9 million, or 25.4%. Drilling revenues for the year ended December 31, 2001 were $76.3 million compared to $43.2 for the year ended December 31, 2000, an increase of approximately $33.1 million, or 76.6%. Such increase was due to an increase in drilling and completion activities, which was a direct result of an increase in the availability of drilling rigs which allowed us to reduce the drilling backlog from $43.8 million as of December 31, 2000 to $31.6 million as of December 31, 2001. Natural gas sales from the marketing activities of RNG for the year ended December 31, 2001 were $66.2 million compared to $71.4 million for the year ended December 31, 2000, a decrease of approximately $5.2 million or 7.3%. Such decrease was due to decreased volumes of natural gas sold. Oil and gas sales from the Company's producing properties for the year ended December 31, 2001 were $25.9 million compared to $19.0 million for the year ended December 31, 2000, an increase of approximately $6.9 million or 36.3%. Such increase was due to increased production of producing properties along with new wells drilled and higher average sales prices of natural gas offset in part by lower average oil sales prices from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. From late 1998 through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 2000 and continuing into 2001, prices improved. For the months of April, 2000 through October, 2001, we had certain natural gas hedges in place that prevented us from realizing the full impact of this price environment. Despite this limitation, our realized natural gas sales price for the year ended December 31, 2001 was $3.53 per Mcf compared to $2.74 for the year ended December 31, 2000. In the final months of 2000 and the first quarter of 2001, the NYMEX futures market reported unprecedented natural gas contract prices. During the year ended December 31, 2001, the hedging activities resulted in oil and gas sales being $3.4 million lower than if the Company had not hedged. As of December 31, 2001, the Company has no hedges or option contracts in place for its oil and gas production. RNG in its normal course of business has natural gas hedges and option contracts as of December 31, 2001. However, based on its gas marketing activities, hedging and option contracts did not have a significant impact on RNG's net margins from gas marketing activities in 2001. Well operations and pipeline income for the year ended December 31, 2001 was $5.6 million compared to $5.1 million for the year ended December 31, 2000, an increase of approximately $500,000 or 9.8%. Such increase resulted from an increase in the number of wells operated by the Company. Other income for the year ended December 31, 2001 was $3.1 million compared to $2.5 million for the year ended December 31, 2000, an increase of approximately $600,000 or 24.0%. Such increase resulted from interest earned on higher average cash balances.

     Costs and expenses. Costs and expenses for the year ended December 31, 2001 were $156.0 million compared to $126.9 million for the year ended December 31, 2000, an increase of approximately $29.1 million, or 22.9%. Oil and gas well drilling operations costs for the year ended December 31, 2001 were $66.0 million compared to $35.2 million for the year ended December 31, 2000, an increase of approximately $30.8 million or 87.5%. Such increase was due to the increased drilling activity referred to above.  The costs of gas marketing activities of RNG for the year ended December 31, 2001 were $65.7 million compared to $71.6 million for the year ended December 31, 2000, a decrease of $4.9 million or 6.8%. Such decrease was due to lower volumes of natural gas purchased for resale. Based on the nature of RNG's gas marketing activities, hedging and option contracts did not have a significant impact on RNG's net margins from marketing activities during 2001. Oil and gas production costs from the Company's producing properties for the year ended December 31, 2001 were $8.6 million compared to $8.3 million for the year ended December 31, 2000 an increase of approximately $300,000 or 3.6%. General and administrative expenses for the year ended December 31, 2001 were $4.1 million compared to $3.6 million for the year ended December 31, 2000, an increase of approximately $500,000. Depreciation, depletion and amortization costs for the year ended December 31, 2001 were $10.6 million compared to $6.9 million for the year ended December 31, 2000, an increase of approximately $3.7 million or 53.6%. Such increase was due to the increased amount of production and investment in oil and gas properties owned by the Company. Interest costs for the year ended December 31, 2001 were $1.0 million compared to $1.2 million for the year ended December 31, 2000 a decrease of approximately $200,000. Such decrease was due to lower average debt balances along with lower average interest rates.

     Net income. Net income for the year ended December 31, 2001 was $15.0 million compared to $10.7 million for the year ended December 31, 2000, an increase of approximately $4.3 million or 40.2%.

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

Liquidity and Capital Resources

     The Company funds its operations through a combination of cash flow from operations, capital raised through stock offerings and drilling partnerships, and use of the Company's credit facility. Operational cash flow is generated by sales of natural gas from the Company's well interests, well drilling and operating activities for the Company's investor partners, and natural gas marketing. Cash payments from Company-sponsored partnerships are used to drill and complete wells for the partnerships, with operating cash flow accruing to the Company to the extent payments exceed drilling costs. The Company utilizes its revolving credit arrangement to meet the cash flow requirements of its operating and investment activities.

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

     The Company has a bank credit agreement with Bank One, which provides a borrowing base of $40.0 million, subject to adequate oil and natural gas reserves. As of December 31, 2001, the balance outstanding on the line of credit is $28 million of which $10 million was subject to an interest rate swap at a rate of 8.39% and the remaining $18 million was subject to prime rate of 4.75%. The line of credit is at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

     The Company closed four public drilling partnerships during 2001. The total amount received during 2001 was $57.1 million compared to $55.6 million for 2000. The Company closed its fourth program of 2001 on December 31, 2001 in the amount of $24.4 million and will drill the wells during the first quarter 2002. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

     Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $2,085,600. The Company has adequate capital to meet this obligation.

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

A summary of Company's debt and lease obligations and commitments is as follows :

Year	Debt	Operating Leases
2002		$1,346,600
2003		1,061,500
2004	$28,000,000	397,800
2005		120,400
2006		50,200

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of Company's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

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

Valuation of Accounts Receivable

     Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers Company's history of write-offs, relationships and overall credit worthiness of its customers, and well production data for receivables related to well operations.

Impairment of Long-Lived Assets

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

Deferred Tax Asset Valuation Allowance

     Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established.

     The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

New Accounting Standards

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Company cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Company's primary market risk exposures are interest rate risk and commodity price risk. These exposures are discussed in detail below:

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's interest-bearing cash and cash equivalents and long-term debt. Interest-bearing cash and cash equivalents includes money market funds, certificates of deposit and checking and savings accounts with various banks. The amount of interest-bearing cash and cash equivalents as of December 31, 2001 is $53,646,000 with an average interest rate of 1.13 percent. As of December 31, 2001, the Company has long-term debt of $28,000,000 of which $10,000,000 is subject to an interest rate swap at a rate of 8.39% and $18,000,000 was subject to a prime rate of 4.75%.

Commodity Price Risk

     The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates and, in the case of RNG, the cost of gas supplies purchased for marketing activities. As a result, while these hedging arrangements are structured to reduce the Company's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Company might otherwise have received from price changes associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes.

     Riley Natural Gas, the Company's marketing subsidiary, as of December 31, 2001, has entered into a series of natural gas future contracts and option contracts stemming from its marketing activities. Open future contracts maturing in 2002 are for the sale of 1,680,000 dt of natural gas with a weighted average price of $3.18 dt resulting in a total contract amount of $5,343,500 and a fair market value of $479,300. Open option contracts maturing in 2002 are for the sale of 20,000 dt with a weighted average floor price of $2.85 dt and a fair value of $9,000. As of December 31, 2000 RNG had entered into a series of natural gas future contracts stemming from its marketing activities. Open future contracts maturing in 2001 were for the sale of 4,220,000 dt of natural gas with a weighted average price of $4.39 dt resulting in a total contract amount of $18,525,300 and a fair market value of $(11,526,500). There were no open option contracts stemming from RNG's marketing activities as of December 31, 2000.

     As of December 31, 2001 PDC had no natural gas future contracts or option contracts stemming from its natural gas production. As of December 31, 2000, PDC had entered into a series of natural gas future contracts and option contracts stemming from its natural gas production. Open future contracts maturing in 2001 were for the sale of 2,010,000 dt of natural gas with a weighted average price of $4.26 dt resulting in a total contract amount of $8,545,900 and a fair market value of $(7,813,900). Open option contracts maturing in 2001 were for the sale of 2,276,400 dt with a weighted average floor price of $3.68 dt and a fair value of $(757,600).

     The average NYMEX closing price for natural gas for the years 2001, 2000 and 1999 was $4.27 dt, $3.88 dt and $2.27 dt. The average NYMEX closing price for oil for the years 2001, 2000 and 1999 was $26.60 bbl, $30.95 bbl and $18.06 bbl. Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulation and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2001, it does not consider those exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time, and interest rates and commodity prices at the time.

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

      None.

Item 10.     Directors and Executive Officers of the Company

Directors and Executive Officers of the Company

     The executive officers and directors of the Company, their principal occupations for the past five years and additional information are set forth below:
Name	Age	Positions and Offices Held	Held Current Position Since

James N. Ryan	70	Chairman, Chief Executive Officer and Director	November 1983
Steven R. Williams	50	President and Director	March 1983
Dale G. Rettinger	57	Chief Financial Officer, Executive Vice President, Treasurer and Director	July 1980
Roger J. Morgan	74	Secretary and Director	November 1969
Vincent F. D'Annunzio	49	Director	February 1989
Jeffrey C. Swoveland	46	Director	March 1991
Donald B. Nestor	53	Director	March 2000

James N. Ryan has served as President and Director of PDC from 1969 to 1983 and was elected Chairman and Chief Executive Officer in March 1983.

Steven R. Williams has served as President and Director of PDC since March 1983. Prior to joining PDC, Mr. Williams was employed by Exxon until 1979 and attended Stanford Graduate School of Business, graduating in 1981. He then worked with Texas Oil and Gas until July 1982, when he joined Exco Enterprises, an oil and gas investment company as manager of operations.

Dale G. Rettinger has served as Vice President and Treasurer of PDC since July 1980, and was appointed Chief Financial Officer in September 1997. Mr. Rettinger was elected Director in 1985. Previously Mr. Rettinger was a partner with Main Hurdman, Certified Public Accountants, having served in that capacity since 1976.

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

The Company's By-Laws provide that the directors of the Company shall be divided into three classes and that, at each annual meeting of stockholders of the Company, successors to the class of directors whose term expires at the annual meeting will be elected for a three-year term. The classes are staggered so that the term of one class expires each year. Mr. Rettinger and Mr. Swoveland are members of the class whose term expires in 2002; and Mr. Williams, Mr. Morgan and Mr. Nestor are members of the class whose term expires in 2003; and Mr. Ryan and Mr. D'Annunzio are members of the class whose term expires in 2004. There is no family relationship between any director or executive officer and any other director or executive officer of the Company. There are no arrangements or understandings between any director or officer and any other person pursuant to which such person was selected as an officer.

Item 11. Management Remuneration and Transactions

     There is incorporated by reference herein in response to this Item the material under the heading "Election of Directors - Remuneration of Directors and Officers", "Election of Directors - Stock Options" and "Election of Directors - Interest of Management in Certain Transactions" in the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference herein in response to this Item, the material under the heading "Election of Directors", in the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed or to be filed with the Commission on or before April 30, 2002.

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

March 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 15, 2002

/s/ Steven R. Williams Steven R. Williams	President and Director	March 15, 2002

/s/ Dale G. Rettinger Dale G. Rettinger	Chief Financial Officer Executive Vice President,Treasurer and Director (principal financial and accounting officer	March 15, 2002

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 15, 2002

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Index to Financial Statements and Financial Statement Schedules

1.	Financial Statements:
	Independent Auditors' Report	F-2
	Consolidated Balance Sheets - December 31, 2001 and 2000	F-3 & 4
	Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999	F-5
	Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999	F-6
	Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts and Reserves	F-25

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Development Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 13 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

February 27, 2002

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 47,892,300	43,933,700
Restricted cash	283,300	2,938,300
Notes and accounts receivable	10,752,600	23,648,000
Inventories	1,117,900	1,097,900
Prepaid expenses	4,659,300	7,134,800
Total current assets	64,705,400	78,752,700

Properties and equipment:
Oil and gas properties (successful efforts accounting method)	167,244,600	131,271,900
Pipelines	6,501,500	6,147,800
Transportation and other equipment	3,201,500	2,704,300
Land and buildings	1,402,400	1,174,600

	178,350,000	141,298,600
Less accumulated depreciation, depletion and amortization	45,809,500	35,344,700
	132,540,500	105,953,900

Other assets	2,606,200	2,977,900

	$199,852,100	187,684,500
	=========	=========

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 17,118,600	27,742,600
Other accrued expenses	7,924,200	3,979,900
Advances for future drilling contracts	31,592,200	43,809,400
Funds held for future distribution	4,650,800	2,440,100

Total current liabilities	61,285,800	77,972,000

Long-term debt	28,000,000	17,350,000
Other liabilities	4,082,700	4,396,800
Deferred income taxes	9,710,800	5,708,800

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 16,245,752 and 16,244,044 shares	162,400	162,400
Additional paid-in capital	32,922,500	32,917,000
Retained earnings	64,145,300	49,177,500
Accumulated other comprehensive loss, net of tax	(457,400)	-

Total stockholders' equity	96,772,800	82,256,900

	$199,852,100	187,684,500
	=========	==========

See accompanying notes to consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Oil and gas well drilling operations	$ 76,291,200	43,194,700	42,115,600
Gas sales from marketing activities	66,207,400	71,402,400	38,359,700
Oil and gas sales	25,887,900	19,017,300	8,628,400
Well operations and pipeline income	5,604,200	5,061,600	5,314,500
Other income	3,132,400	2,540,500	2,392,400
	177,123,100	141,216,500	96,810,600
Costs and expenses:
Cost of oil and gas well drilling operations	65,999,900	35,244,300	35,507,300
Cost of gas marketing activities	65,740,300	71,648,500	38,459,000
Oil and gas production costs	8,582,700	8,303,600	5,729,200
General and administrative expenses	4,145,700	3,616,900	2,801,000
Depreciation, depletion and amortization	10,578,300	6,943,500	4,031,200
Interest	993,400	1,186,000	182,400
	156,040,300	126,942,800	86,710,100
Income before income taxes	21,082,800	14,273,700	10,100,500
Income taxes	6,115,000	3,592,700	2,276,200
Net income	$ 14,967,800	10,681,000	7,824,300
	========	=========	========
Basic earnings per common share	$.92	.66	.50
	===	==	==
Diluted earnings per common and common equivalent share	$.90	..65	..48
	==	==	==

See accompanying notes to consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2001, 2000 and 1999
	Common stock Issued
	Number Of Shares	Amount	Additional Paid-in- capital	Warrants Out- Standing	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 1998	15,510,762	$ 155,100	31,873,100	46,300	30,672,200	-	62,746,700

Issuance of common stock:
Exercise of employee stock options	324,333	3,200	300,800	-	-	-	304,000
Amortization of stock award	-	-	12,200	-	-	-	12,200
Repurchase and cancellation of treasury stock	(97,300)	(900)	(303,100)	-	-	-	(304,000)
Income tax benefit from the exercise of stock options	-	-	141,700	-	-	-	141,700
Warrants expired	-	-	46,300	(46,300)	-	-
Net income	-	-	-	-	7,824,300	-	7,824,300

Balance, December 31, 1999	15,737,795	$157,400	32,071,000	-	38,496,500	-	70,724,900

Issuance of common stock:
Exercise of employee stock options	511,584	5,100	511,700	-	-	-	516,800
Purchase of properties	100,000	1,000	549,000	-	-	-	550,000
Amortization of stock award	-	-	5,500	-	-	-	5,500
Repurchase and cancellation of treasury stock	(105,335)	(1,100)	(420,100)	-	-	-	(421,200)
Income tax benefit from the exercise of stock options	-	-	199,900	-	-	-	199,900
Net income	-	-	-	-	10,681,000	-	10,681,000

Balance, December 31, 2000:	16,244,044	$162,400	32,917,000	-	49,177,500	-	82,256,900

Issuance of common stock	1,708	-	-	-	-	-	-
Amortization of stock award	-	-	5,500	-	-	-	5,500
Net income					14,967,800		14,967,800
Comprehensive income:
Cumulative effect of change in accounting principle - January 1, 2001 (net of tax of $8,052,700)	-	-	-	-	-	(12,079,100)	-
Reclassification adjustment for settlement of contracts included in net income (net of tax of 3,046,900)	-	-	-	-	-	4,971,200	-
Changes in fair value of outstanding hedging positions (net of tax of $4,076,100)	-	-	-	-	-	6,650,500	-
Other comprehensive loss						(457,400)	(457,400)
Comprehensive income	_________	___________	_________	_________	___________	________	14,510,400
Balance, December 31, 2001	16,245,752	$ 162,400	32,922,500	-	64,145,300	(457,400)	96,772,800
	========	==========	========	========	=========	=======	========

See accompanying notes to consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$14,967,800	10,681,000	7,824,300
Adjustment to net income to reconcile to cash provided by operating activities:
Deferred income taxes	4,002,300	1,838,300	108,900
Depreciation, depletion and amortization	10,578,300	6,943,500	4,031,200
Gain from sale of assets	(132,400)	(199,200)	(501,800)
Disposition of leasehold acreage	919,200	672,700	618,100
Amortization of stock award	5,500	5,500	12,200
Decrease (increase) in notes and accounts receivable	12,895,400	(13,384,800)	(4,239,100)
(Increase) decrease in inventories	(20,000)	(520,300)	124,800
Decrease (increase) in prepaid expenses	3,243,900	(4,774,700)	312,600
Decrease (increase) in other assets	336,700	(375,700)	(750,900)
(Decrease) increase in accounts payable and accrued expenses	(8,219,900)	15,359,700	5,347,300
(Decrease) increase in advances for future drilling contracts	(12,217,200)	18,672,000	(3,183,400)
Increase in funds held for future distribution	2,210,700	412,500	1,043,400
Total adjustments	13,602,500	24,649,500	2,923,300

Net cash provided by operating activities	28,570,300	35,330,500	10,747,600

Cash flows from investing activities:
Capital expenditures	(42,661,100)	(27,932,100)	(27,758,200)
Proceeds from sale of leases	4,732,200	1,588,700	1,224,200
Proceeds from sale of fixed assets	12,200	680,100	651,000
Decrease (increase) in restricted cash	2,655,000	(2,324,000)	(458,100)

Net cash used in investing activities	(35,261,700)	(27,987,300)	(26,341,100)

Cash flows from financing activities:
Proceeds from debt, net	10,650,000	8,050,000	9,300,000
Proceeds from issuance of stock	-	95,600	-

Net cash provided by financing activities	10,650,000	8,145,600	9,300,000

Net increase (decrease) in cash and cash equivalents	3,958,600	15,488,800	(6,293,500)
Cash and cash equivalents, beginning of year	43,933,700	28,444,900	34,738,400
Cash and cash equivalents, end of year	$47,892,300	43,933,700	28,444,900
	========	========	=========

See accompanying notes to consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2001, 2000 and 1999

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

The Company is involved in three business segments. The segments are drilling and development, natural gas sales and well operations. (See Note 19)

The Company grants credit to purchasers of oil and gas and the owners of managed properties, substantially all of whom are located in West Virginia, Tennessee, Pennsylvania, Ohio, Michigan, North Dakota and Colorado.

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

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

     Derivative Financial Instruments

     All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("Cash flow" hedge), or a non-hedging derivative. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. No hedging activities were discontinued during 2001.

     Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

     For the years ended December 31, 2000 and 1999, prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Hedging Activities", gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts were deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurred. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging were recognized into income in 2000 and 1999, respectively.

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

     During 2000, the Company entered into an interest rate swap agreement which expires October 11, 2004 to reduce its exposure to market risks from changing interest rates. The interest rate differential to be paid or received was accrued and recognized as interest expense in the period incurred.

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

     Reclassifications

     Certain items and amounts reported in the 1999 consolidated financial statements have been reclassified to conform to the current year's reporting format.

     Fair Value of Financial Instruments

     The carrying values and fair values of the Company's receivables, payables and debt obligations are estimated to be substantially the same as of December 31, 2001, 2000 and 1999.

     New Accounting Standards

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Company cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

(2)  Notes and Accounts Receivable

    Included in other assets are noncurrent accounts receivable as of December 31, 2001 and 2000, in the amounts of $173,600 and $245,300 net of the allowance for doubtful accounts of $174,600 and $183,000, respectively.

     The allowance for doubtful current accounts receivable as of December 31, 2001 and 2000 was $349,900 and $341,500, respectively.

(3)  Long-Term Debt

     On August 29, 2000 the Company executed an Amendment to its Credit Agreement with Bank One. The amendment provides and the Company has activated a $40 million borrowing base, subject to adequate oil and gas reserves. The Company is required to pay a commitment fee of 1/4 percent on the unused portion of the activated credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

     As of December 31, 2001 and 2000 the outstanding balance was $28,000,000 and $17,350,000, respectively. Any amounts outstanding under the credit agreement are secured by substantially all properties of the Company. The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends. As of December 31, 2001 and 2000 the Company was in compliance with all financial covenants in the credit agreement.

     At December 31, 2001, $10,000,000 of the outstanding balance was subject to an interest rate swap at a rate of 8.39% and $18,000,000 was subject to a prime rate of 4.75%.

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)  Income Taxes

     The Company's provision for income taxes consisted of the following:

	2001	2000	1999
Current:
Federal	$1,639,300	1,182,000	1,434,300
State	473,300	572,400	733,000
Total current income taxes	2,112,600	1,754,400	2,167,300

Deferred:
Federal	3,898,600	1,415,600	(65,300)
State	103,800	422,700	174,200
Total deferred income taxes	4,002,400	1,838,300	108,900

Total taxes	$6,115,000	3,592,700	2,276,200
	========	========	=======

       Income tax expense differed from the amounts computed by applying the U.S.  federal income tax rate of 34 percent to pretax income as a result of  the following:

	2001	2000	1999
	Amount	Amount	Amount
Computed "expected" tax	$7,168,200	4,853,100	3,434,200
State income tax	380,900	656,800	598,800
Percentage depletion	(935,000)	(758,300)	(612,000)
Nonconventional source fuel credit	(1,184,700)	(1,067,500)	(846,800)
Adjustments to valuation allowance	-	-	(375,000)
Effect of state rate change	556,500	-	-
Other	129,100	(91,400)	77,000
	$6,115,000	3,592,700	2,276,200
	========	========	=======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:
	2001	2000
Deferred tax assets:
Allowance for doubtful accounts	$ 199,300	209,800
Drilling notes	88,100	101,900
Alternative minimum tax credit carryforwards (Section 29)	1,715,800	2,132,300
Future abandonment	409,300	347,200
Deferred compensation	2,100,500	1,729,200
Other	48,900	49,400
Total gross deferred tax assets	4,561,900	4,569,800
Less valuation allowance	-	-
Deferred tax assets	4,561,900	4,569,800
Less current deferred tax assets (included in prepaid expenses)	(1,133,400)	(853,300)
Net non-current deferred tax assets	3,428,500	3,716,500
Deferred tax liabilities:
Properties and equipment, principally due to differences in depreciation and amortization	(13,419,800)	(9,425,300)
Total gross deferred tax liabilities	(13,419,800)	(9,425,300)
Net deferred tax liability	(9,991,300)	(5,708,800)
	========	========
Deferred income tax assets related to AOCI	280,500	-
Net deferred tax liability after AOCI	$(9,710,800)	(5,708,800)
	========	========

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

     The valuation allowance for the deferred tax assets as of January 1, 2001 and 2000 was $0. The net changes in the total valuation allowance was a decrease of $375,000 for the year ended December 31, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At December 31, 2001, the Company has alternative minimum tax credit carryforwards (Section 29) of approximately $1,715,800 which are available to reduce future federal regular income taxes over an indefinite period.

     Accumulated other comprehensive loss is net of tax of $280,500, $0 and $0 as of December 31, 2001, 2000 and 1999, respectively. The income tax benefit from the exercise of stock options recorded in additional paid-in capital was $0, $199,900 and $141,700 in 2001, 2000 and 1999, respectively.

(5)  Common Stock

     Options

     Options amounting to 185,000, 180,000 and 145,000 shares were granted during 2001, 2000 and 1999, respectively, to certain employees and directors under the Company's Stock Option Plans. These options were granted with an exercise price equal to market value as of the date of grant and vest over a six month period. The outstanding options expire from 2005 to 2011.

     The estimated fair value of the options granted during 2001, 2000 and 1999 was $3.70, $2.48 and $2.44 per option, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following assumptions for the 2001, 2000 and 1999 grant, respectively: risk-free interest rate of 5.88%, 6.13% and 5.1%, expected dividend yield of 0%, expected volatility of 50.23%, 57.31% and 61.3% and expected life of 7 years.

	Number of Shares	Average Exercise Price	Range of Exercise Prices

Outstanding December 31, 1998	1,568,317	$2.39	.94 - 6.13
		===	=========
Granted	145,000	$3.75	3.75 - 3.75
		===	=========
Exercised	(324,333)	$0.94	.94 - .94
		===	=========
Outstanding December 31, 1999	1,388,984	$2.87	.94 - 6.13
		===	=========
Granted	180,000	$3.875	3.875 - 3.875
		===	=========
Exercised	(511,584)	$1.01	.94 - 1.625
		===	=========
Expired	(12,400)	$3.31	1.50 - 3.75
		===	=========
Outstanding December 31, 2000	1,045,000	$3.95	1.125 - 6.125

Granted	185,000	$6.25	6.25 - 6.25
		===	=========
Outstanding December 31, 2001	1,230,000	$4.29	1.125 - 6.25
	========	===	=========

     As of December 31, 2001, there were 210,000 options outstanding and exercisable at the $1.125 exercise price which have a weighted average remaining contractual life of 3.9 years. Also as of December 31, 2001 there were 1,020,000 options outstanding and exercisable at a $3.75 to $6.25 exercise price range having a weighted average remaining contractual life of 6.9 years and weighted average exercise price of $4.95.

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

	2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$14,967,800	$14,481,700	$10,681,000	$10,346,700
	=========	========	========	========
Basic earnings per share	$ .92	$ .89	$ .66	$ .64
	====	===	===	===
Diluted earnings per share	$ .90	$ .87	$ .65	$ .63
	====	===	===	===

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

(6)  Employee Benefit Plans

     The Company made 401-K Plan contributions of $260,800, $252,600 and $217,400 for 2001, 2000 and 1999, respectively.

     The Company has a profit sharing plan (the Plan) covering full-time employees. The Company contributed $200,000, $1,000 and $47,000, to the plan in cash during 2001, 2000 and 1999, respectively.

     During 2001, 2000 and 1999 the Company expensed and established a liability for $90,000 each year under a deferred compensation arrangement with the executive officers of the Company.

     At December 31, 2001 and 2000, the Company has recorded as other assets $402,100 and $360,000, respectively as its share of the cash surrender value of the life insurance pledged as collateral for the payment of premiums on split-dollar life insurance policies owned by certain executive officers.

(7)  Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding of 16,244,931 for 2001, 16,157,532 for 2000, and 15,734,063 for 1999.

     Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding of 16,639,634 for 2001, 16,437,488 for 2000 and 16,286,852 for 1999. Stock options are considered to be common stock equivalents and to the extent appropriate, have been added to the weighted average common shares outstanding.

(8)  Transactions with Affiliates

     As part of its duties as well operator, the Company received $71,802,700 in 2001, $44,899,200 in 2000 and $24,002,500 in 1999 representing proceeds from the sale of oil and gas and made distributions to investor groups according to their working interests in the related oil and gas properties. Funds held for future distribution on the consolidated balance sheet includes amounts owed to affiliated partnerships as of December 31, 2001 and 2000.

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

     The Company provided oil and gas well drilling services to affiliated partnerships. Substantially all of the Company's oil and gas well drilling operations was for such partnerships. The Company also provided related services of operation of wells, reimbursement of syndication costs, management fees, tax return preparation and other services relating to the operation of the partnerships. The Company received $16,072,500 in 2001, $15,713,300 in 2000 and $10,322,500 in 1999 for those services. Amounts due from the partnerships as of December 31, 2001 and 2000 were $1,246,200 and $957,700, and are included in notes and accounts receivable.

     During 2001, 2000 and 1999, the Company paid $30,100, $40,400 and $31,600, respectively to the Corporate Secretary's law firm for various legal services.

(9)  Commitments and Contingencies

     The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers. One customer, Cinnabar Energy Services, accounted for 13.1% and 11.3% of total revenues in 2001 and 2000, respectively. No customer accounted for more than 10.0% of total revenues in 1999.

     The Company would be exposed to natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to the Company's hedging instruments or the counterparties to the Company's gas marketing contracts not perform. Such nonperformance is not anticipated. There were no counterparty default losses in 2001, 2000 or 1999.

     Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $2,085,600. The Company has adequate capital to meet this obligation.

     The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

  Lease Obligations

The Company has entered into certain operating leases on behalf of itself and its Partnerships principally for the leasing of natural gas compressors on its Michigan operating facilities. The future minimum lease payments under these non-cancellable operating leases as of December 31, 2001 are as follows:

Year	Lease Amount
2002	$1,346,600
2003	1,061,500
2004	397,800
2005	120,400
2006	50,200
$2,976,500
=======

The Company's share of this lease expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was $693,000, $629,800 and $457,400, respectively.

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Supplemental Disclosure of Cash Flows

     The Company paid $1,173,100, $875,800 and $124,200 for interest in 2001, 2000 and 1999, respectively. The Company paid income taxes in 2001, 2000 and 1999 in the amounts of $2,830,000, $2,256,800 and $1,327,800, respectively.

     The Company exchanged common stock in the amount of $550,000 and cash in the amount of $5,100,000 for the purchase of oil and gas properties in Colorado during 2000.

(12) Acquisitions and Divestitures

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

(13) Derivative Financial Instruments

     The Company utilizes commodity based derivative instruments as hedges to manage a portion of its exposure to price volatility stemming from its integrated natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Company does not hold or issue derivatives for trading or speculative purposes. In addition, interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt.

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options and the interest rate swap are derivatives pursuant to SFAS 133/138. The Company's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(457,400) (net of tax) on December 31, 2001. On adoption of this Statement on January 1, 2001, the Company recorded a net transition adjustment of ($12,079,100) (net of related income tax benefit of $8,052,700) which was recorded in accumulated other comprehensive income (AOCI). During the year ended December 31, 2001, the Company reclassified $4,971,200 (net of taxes of $3,046,900) from AOCI into cost of gas marketing activities.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Natural gas futures and option contracts for the sale of natural gas are as follows:

December 31, 2001	Amount(dt)	Fair Value	Fair Value net of tax
Futures contracts
Marketing activities	1,680,000	$479,300	$297,200
Production activities	-	-	-
	1,680,000	$479,300	$297,200
	=======	=====	======
Option contracts
Marketing activities	20,000	$9,000	$ 5,600
Production activities	-	-	-
	20,000	$9,000	$ 5,600
	=======	=====	======
December 31, 2000
Futures contracts
Marketing activities	4,220,000	$(11,526,500)	$ (6,915,900)
Production activities	2,010,000	(7,813,900)	(4,688,300)
	6,230,000	$(19,340,400)	$(11,604,200)
	=======	=====	======
Option contracts
Marketing activities	-	-	-
Production activities	2,276,400	$(757,600)	$(454,600)
	2,276,400	$(757,600)	$(454,600)
	=======	=====	======

      The Company is required to maintain margin deposits with brokers for outstanding futures contracts. As of December 31, 2001 and 2000, cash in the amount of $283,300 and $2,938,300 was on deposit.

      Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. At December 31, 2001 and 2000, the Company was a party to an interest rate swap agreement expiring on October 11, 2004. The agreement entitles the Company, on a quarterly basis, to a fixed-rate interest payment of 6.89% plus its current LIBOR rate margin (+1.50% At December 31, 2001) on a $10,000,000 notional amount related to its outstanding line of credit.

     The fair value of the interest rate swap agreement was $(1,226,200), $(760,200) net of tax at December 31, 2001 and $(33,800), $(20,300) net of tax at December 31, 2000. Current market pricing models were used to estimate fair value.

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Costs Incurred in Oil and Gas Property Acquisition, Exploration and

     Development Activities

     Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

	Years Ended December 31,
	2001	2000	1999
Property acquisition cost:
Proved undeveloped properties	$ 3,670,500	3,397,500	2,532,200
Producing properties	75,700	8,361,400	6,997,500
Development costs	35,411,900	15,556,200	17,168,000
	$39,158,100	27,315,100	26,697,700
	========	========	========

     The proved reserves attributable to the development costs in the above table were 7,496,900 Mcf and 263,400 bbls for 2001, 1,388,200 Mcf and 83,900 bbls for 2000, and 6,885,000 Mcf for 1999 (amounts unaudited). Of the above development costs incurred for the years ended December 31, 2001, 2000 and 1999 the amounts of $7,026,900, $2,379,300 and $2,977,500, respectively were incurred to develop proved undeveloped properties from the prior year end.

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

(15) Oil and Gas Capitalized Costs

     Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	December 31,
	2001	2000
Proved properties:
Tangible well equipment	$100,805,800	82,304,400
Intangible drilling costs	61,930,200	44,944,000
Undeveloped properties	4,508,600	4,023,500
	167,244,600	131,271,900
Less accumulated depreciation, depletion and amortization	39,503,200	29,739,500
	$127,741,400	101,532,400
	=========	=========

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)  Results of Operations for Oil and Gas Producing Activities

      The results of operations for oil and gas producing activities (excluding marketing) are presented below:

	Years Ended December 31,
	2001	2000	1999
Revenue:
Oil and gas sales	$25,887,900	19,017,300	8,628,400
Expenses:
Production costs	6,012,400	4,201,400	2,422,000
Depreciation, depletion and amortization	9,665,300	6,031,200	3,220,900
	15,677,700	10,232,600	5,642,900
Results of operations for oil and gas producing activities before provision for income taxes	10,210,200	8,874,700	2,985,500

Provision for income taxes	2,834,900	2,713,900	469,400

Results of operations for oil and gas producing activities (excluding corporate overhead and interest costs)	$ 7,375,300	6,070,800	2,516,100
	========	=======	=======

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

(17)  Net Proved Oil and Gas Reserves (Unaudited)

     The proved reserves of oil and gas of the Company have been estimated by an independent petroleum engineer, Wright & Company, Inc. at December 31, 2001, 2000 and 1999. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, is shown below:

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Oil (BBLS)
	2001	2000	1999
Proved developed and
Undeveloped reserves:
Beginning of year	2,166,000	1,154,000	29,000
Revisions of previous estimates	(176,000)	10,000	67,000
Beginning of year as revised	1,990,000	1,164,000	96,000
New discoveries and extensions
Michigan basin	-	265,000	-
Rocky Mountain region	715,000	535,000	404,000
Dispositions to partnerships	(384,000)	(262,000)	-
Acquisitions
Rocky Mountain region	-	573,000	652,000
Appalachian basin	-	-	10,000
Production	(195,000)	(109,000)	(8,000)
End of year	2,126,000	2,166,000	1,154,000
	=========	=========	=========
Proved developed reserves:
Beginning of year	1,527,000	798,000	29,000
	========	========	=========
End of year	1,801,000	1,527,000	798,000
	========	========	=========

	Gas (MCF)
	2001	2000	1999
Proved developed and undeveloped reserves:
Beginning of year	118,640,000	101,245,000	80,819,000
Revisions of previous estimates	(8,694,000)	(3,859,000)	(4,475,000)
Beginning of year as revised	109,946,000	97,386,000	76,344,000
New discoveries and extensions
Michigan basin	-	14,191,000	4,559,000
Rocky Mountain region	23,896,000	14,603	14,044
Other	-	266,000	6,178,000
Dispositions to partnerships	(9,263,000)	(8,498,000)	(8,774,000)
Acquisitions
Rocky Mountain region	2,000	5,761,000	5,546,000
Appalachian basin	112,000	668,000	6,799,000
Production	(6,085,000)	(5,737,000)	(3,451,000)
End of year	118,608,000	118,640,000	101,245,000
	=========	==========	==========
Proved developed reserves:
Beginning of year	92,131,000	82,628,000	64,562,000
	=========	==========	==========
End of year	88,477,000	92,131,000	82,628,000
	=========	==========	==========

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
	Years Ended December 31,
	2001	2000	1999
Future estimated cash flows	$317,515,000	520,010,000	307,816,000
Future estimated production costs	(98,538,000)	(144,505,000)	(104,233,000)
Future estimated development costs	(45,323,000)	(50,278,000)	(25,324,000)
Future estimated income tax expense	(50,360,000)	(80,982,000)	(39,930,000)
Future net cash flows	123,294,000	244,245,000	138,329,000
10% annual discount for estimated timing of cash flows	(76,855,000)	(139,606,000)	(79,875,000)
Standardized measure of discounted future estimated net cash flows	$46,439,000	104,639,000	58,454,000
	=========	==========	=========

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:
	Years Ended December 31,
	2001	2000	1999

Sales of oil and gas production, net of production costs	$(19,876,000)	(14,816,000)	(6,206,000)
Net changes in prices and production costs	(140,487,000)	67,460,000	15,897,000
Extensions, discoveries and improved recovery, less related cost	25,942,000	73,636,000	39,653,000
Dispositions to partnerships	(28,935,000)	(16,850,000)	(6,152,000)
Acquisitions	189,000	27,907,000	31,915,000
Development costs incurred during the period	35,412,000	15,556,000	17,168,000
Revisions of previous quantity estimates	(23,818,000)	(5,925,000)	(4,944,000)
Changes in estimated income taxes	30,622,000	(41,052,000)	(19,608,000)
Accretion of discount	62,751,000	(59,731,000)	(39,463,000)

	$ (58,200,000)	46,185,000	28,260,000
	==========	========	=========

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Business Segments (Thousands)

     PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the years ended December 31, 2001, 2000 and 1999 is as follows:
	2001	2000	1999
REVENUES
Drilling and Development	$76,291	43,195	42,116
Natural Gas Sales	92,095	90,420	46,988
Well Operations	5,604	5,061	5,314
Unallocated amounts (1)	3,133	2,540	2,392
Total	$177,123	141,216	96,810
	======	======	======

(1) Includes interest on investments and partnership management fees in 2001, 2000 and 1999 and gain on sale of assets in 2000 and 1999 which are not allocated in assessing segment performance.

	2001	2000	1999
SEGMENT INCOME BEFORE INCOME TAXES
Drilling and Development	$10,291	7,950	6,608
Natural Gas Sales	10,570	7,364	2,967
Well Operations	2,415	1,385	1,219
Unallocated amounts (2)
General and Administrative expenses	(4,146)	(3,617)	(2,801)
Interest expense	(993)	(1,186)	(182)
Other (1)	2,946	2,378	2,289
Total	$ 21,083	14,274	10,100
	=======	=======	======
(2) Items which are not allocated in assessing segment performance.
	2001	2000	1999
SEGMENT ASSETS
Drilling and Development	$ 36,202	31,592	23,957
Natural Gas Sales	142,865	139,116	93,073
Well Operations	11,975	8,490	7,977
Unallocated amounts
Cash	422	1,567	1,967
Other	8,388	6,920	5,110
Total	$199,852	187,685	132,084
	=====	=====	=====
	2001	2000	1999
EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
Drilling and Development	$ 5,963	3,217	1,710
Natural Gas Sales	35,488	23,958	24,613
Well Operations	839	650	1,328
Unallocated amounts	371	107	107
Total	$ 42,661	27,932	27,758
	=======	=======	=======

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the years ended December 31, 2001 and 2000, are as follows:
	2001
	Quarter				Year
	First	Second	Third	Fourth
Revenues	$59,541,400	$47,129,000	$33,336,600	$37,116,100	$177,123,100
Cost of operations	50,330,400	40,465,600	27,546,300	32,558,900	150,901,200
Gross profit	9,211,000	6,663,400	5,790,300	4,557,200	26,221,900
General and administrative expenses	961,400	998,400	1,143,200	1,042,700	4,145,700
Interest expense	213,900	213,700	249,400	316,400	993,400
	1,175,300	1,212,100	1,392,600	1,359,100	5,139,100
Income before
income taxes	8,035,700	5,451,300	4,397,700	3,198,100	21,082,800
Income taxes	2,410,700	1,635,400	1,220,200	848,700	6,115,000
Net income	$5,625,000	$ 3,815,900	$ 3,177,500	$ 2,349,400	$14,967,800
	=======	========	========	========	========
Basic earnings per share	$ .35	$ .23	$ .20	$ .14	$ .92
	===	===	===	===	===
Diluted earnings per share	$ .34	$ .23	$ .19	$ .14	$ .90
	===	===	===	===	===

	2000
	Quarter				Year
	First	Second	Third	Fourth
Revenues	$34,504,400	$29,063,200	$32,818,600	$44,830,300	$141,216,500
Cost of operations	29,600,900	25,225,800	28,646,900	38,666,300	122,139,900
Gross profit	4,903,500	3,837,400	4,171,700	6,164,000	19,076,600
General and administrative expenses	679,200	1,032,300	1,038,300	867,100	3,616,900
Interest expense	14,600	275,400	437,500	458,500	1,186,000
	693,800	1,307,700	1,475,800	1,325,600	4,802,900
Income before income taxes	4,209,700	2,529,700	2,695,900	4,838,400	14,273,700
Income taxes	968,300	581,900	555,000	1,487,500	3,592,700
Net income	$3,241,400	$ 1,947,800	$ 2,140,900	$ 3,350,900	$10,681,000
	=======	========	========	========	========
Basic earnings per share	$ .20	$ .12	$ .13	$ .21	$ .66
	===	===	===	===	===
Diluted earnings per share	$ .20	$ .12	$ .13	$ .20	$ .65
	===	===	===	===	===

     Cost of operations include cost of oil and gas well drilling operations, oil and gas purchases and production costs and depreciation, depletion and amortization.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

AND RESERVES

Years Ended December 31, 2001, 2000 and 1999

Column A	Column B	Column C	Column D	Column E
Additions,
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Allowance for doubtful accounts deducted from accounts and notes receivable in the balance sheet

2001	$524,500	$ -	$ -	$524,500
	======	======	======	======
2000	$438,400	$573,000	$486,900	$524,500
	======	======	======	======
1999	$274,600	$272,500	$108,700	$438,400
	======	======	======	======