Form 10-Q
period 2002-03-31
PETROLEUM DEVELOPMENT CORP
filed 2002-05-07
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended March 31, 2002

OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities and Exchange Act of 1934

For the transition period from to

Commission file number 0-7246

I.R.S. Employer Identification Number 95-2636730

PETROLEUM DEVELOPMENT CORPORATION

(A Nevada Corporation)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 16,244,044 shares of the Company's Common Stock ($.01 par value) were outstanding as of March 31, 2002.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION
		Page No.

Item 1. Financial Statements

	Independent Auditors' Review Report	1

	Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows-Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosure About Market Risk	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

PART I - FINANCIAL INFORMATION

Independent Auditors' Review Report

The Board of Directors

Petroleum Development Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Pittsburgh, Pennsylvania

May 7, 2002

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

ASSETS
	2002	2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$ 26,051,500	$ 48,175,600
Accounts and notes receivable	10,482,000	10,752,600
Inventories	963,900	1,117,900
Prepaid expenses	3,684,500	4,659,300

Total current assets	41,181,900	64,705,400

Properties and equipment	178,590,900	178,350,000
Less accumulated depreciation, depletion, and amortization	48,687,100	45,809,500
	129,903,800	132,540,500

Other assets	2,632,700	2,606,200

	$173,718,400	$199,852,100

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

March 31, 2002 and December 31, 2001

LIABILITIES AND
STOCKHOLDERS' EQUITY
	2002	2001
	(Unaudited)

Current liabilities:
Accounts payable and accrued expenses	$ 19,185,600	$ 25,042,800
Advances for future drilling contracts	10,416,400	31,592,200
Funds held for future distribution	3,945,600	4,650,800

Total current liabilities	33,547,600	61,285,800

Long-term debt	26,000,000	28,000,000
Other liabilities	4,747,600	4,082,700
Deferred income taxes	10,342,400	9,710,800

Stockholders' equity:
Common stock	162,400	162,400
Additional paid-in capital	32,923,800	32,922,500
Retained earnings	67,074,300	64,145,300
Accumulated other comprehensive income	(1,079,700)	(457,400)

Total stockholders' equity	99,080,800	96,772,800

	$173,718,400	$199,852,100

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three Months ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
Revenues:
Oil and gas well drilling operations	$21,169,400	21,422,300
Gas sales from marketing activities	8,481,900	28,814,100
Oil and gas sales	4,513,900	7,540,900
Well operations and pipeline income	1,505,900	1,307,600
Other income	414,800	456,500

	36,085,900	59,541,400

Costs and expenses:
Cost of oil and gas well drilling operations	17,401,500	18,482,500
Cost of gas marketing activities	8,279,100	28,168,500
Oil and gas production costs	2,058,800	1,689,300
General and administrative expenses	975,700	961,400
Depreciation, depletion, and amortization	2,904,900	1,990,100
Interest	239,300	213,900

	31,859,300	51,505,700

Income before income taxes	4,226,600	8,035,700

Income taxes	1,297,600	2,410,700

Net income	$ 2,929,000	5,625,000

Basic earnings per common share	$ .18	$ .35

Diluted earnings per share	$ .18	$ .34

See accompanying notes to condensed consolidated financial statements

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002 and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$ 2,929,000	5,625,000
Adjustments to net income to reconcile to cash provided by (used in) operating activities:
Deferred federal income taxes	1,013,000	904,000
Depreciation, depletion & amortization	2,904,900	1,990,100
Gain from sale of assets	(5,000)	-
Leasehold acreage expired or surrendered	60,000	-
Amortization of stock award	1,300	1,400
Decrease in current assets	911,100	7,364,200
Increase in other assets	(35,200)	(4,900)
Decrease in current liabilities	(28,253,600)	(14,453,700)
Increase (decrease) in other liabilities	664,900	(375,000)

Total adjustments	(22,738,600)	(4,573,900)

Net cash (used in) provided by operating activities	(19,809,600)	1,051,100

Cash flows from investing activities:
Capital expenditures	(758,400)	(1,709,100)
Proceeds from sale of leases	438,900	730,000
Proceeds from sale of fixed assets	5,000	-

Net cash used in investing activities	(314,500)	(979,100)

Cash flows from financing activities:
Net (retirement of) proceeds from long-term debt	(2,000,000)	(2,350,000)

Net cash used in financing activities	(2,000,000)	(2,350,000)

Net decrease in cash and cash equivalents	(22,124,100)	(2,278,000)

Cash and cash equivalents, beginning of period	48,175,600	46,872,000

Cash and cash equivalents, end of period	$ 26,051,500	44,594,000

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Company's Annual Report on Form 10-K for 2001, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of these statements did not have a material effect on the Company's financial position, results of operations, or cash flows.

2. Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4. Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three months ended March 31,

	2002	2001

Weighted average common shares outstanding	16,245,752	16,244,044

Weighted average common and
common equivalent shares outstanding	16,616,446	16,666,639

Net income	$ 2,929,000	$ 5,625,000

Basic earnings per common share	$ .18	$ .35

Diluted earnings per share	$ .18	$ .34

5. Business Segments (Thousands)

PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001

REVENUES
Drilling and Development	$21,169	21,422
Natural Gas Sales	12,997	36,355
Well Operations	1,506	1,308
Unallocated amounts (1)	414	456
Total	$36,086	59,541

  Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

	2002	2001
SEGMENT INCOME BEFORE INCOME TAXES
Drilling and Development	$3,768	2,940
Natural Gas Sales	602	5,454
Well Operations	711	400
Unallocated amounts (2)
General and Administrative expenses	(975)	(961)
Interest expense	(239)	(214)
Other (1)	360	417
Total	$ 4,227	8,036

  Items which are not allocated in assessing segment performance.

	March 31, 2002	December 31, 2001
SEGMENT ASSETS
Drilling and Development	$ 6,730	36,202
Natural Gas Sales	134,524	142,865
Well Operations	13,603	11,975
Unallocated amounts
Cash	9,280	422
Other	9,581	8,388
Total	$173,718	199,852

6. Comprehensive Income

Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the quarter ended March 31, 2002.

Net Income	$ 2,929,000

Other Comprehensive Loss (net of tax)
Reclassification adjustment for settled contracts included in net income (net of tax of $65,300)	(106,600)
Changes in fair value of outstanding hedging positions (net of tax of $316,100)	(515,700)
Other Comprehensive Loss	(622,300)

Comprehensive Income	$ 2,306,700

7. Commitments and Contingencies

The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities and industrial customers.

The Company would be exposed to natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to the Company's hedging instruments or the counterparties to the Company's gas marketing contracts not perform. Such nonperformance is not anticipated. There were no counterparty default losses in 2002 or 2001.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by investors, is currently approximately $2,085,600. The Company has adequate capital to meet this obligation.

The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

8. Subsequent Event - Stock Repurchase

On April 4, 2002, the Company repurchased 580,969 shares of its common stock from the Chairman of the Board for $6.36 per share. The price was determined based on the closing price on April 3, 2002 less a $.03 / share allowance for brokerage commission. The purchase is part of a succession plan for the Company and the Chairman's need to diversify his holdings. The Company received an opinion from an investment banking firm as to the fairness of the transaction for the Company. The repurchased shares were then retired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2002 Compared With March 31, 2001

Revenues. Total revenues for the three months ended March 31, 2002 were $36.1 million compared to $59.5 million for the three months ended March 31, 2001, a decrease of approximately $23.5 million, or 39.5 percent. Such decrease was primarily a result of lower gas marketing activities and oil and gas sales. Drilling revenues for the three months ended March 31, 2002 were $21.2 million compared to $21.4 for the three months ended March 31, 2001. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's natural gas marketing subsidiary, for the three months ended March 31, 2002 were $8.5 million compared to $28.8 million for the three months ended March 31, 2001, a decrease of approximately $20.3 million or 70.5% Such decrease was due to natural gas sold at significantly lower average sales prices along with slightly lower volumes sold. Oil and gas sales from the Company's producing properties for the three months ended March 31, 2002 were $4.5 million compared to $7.5 million for the three months ended March 31, 2001, a decrease of approximately $3.0 million, or 40.0 percent. Such decrease was due to lower average sales prices of natural gas and oil from the Company's producing properties offset in part by increased volumes produced and sold. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas and oil prices declined dramatically at the end of the fourth quarter 2001 and during the entire first quarter of 2002. However, we have seen a significant strengthening since then and the outlook for the rest of the year looks strong. Since the end of the first quarter we have entered into some commodity price hedging contracts for production from May 2002 through October 2002 as outlined below, to protect ourselves against possible short-term price weaknesses. Through the use of put and call options, we have generally established a price range of $2.80 to $3.75 for 112,000 Mmbtu of monthly production. In addition, we have established a floor price of $2.80 to $2.85 for another 112,000 Mmbtu of monthly production. Well operations and pipeline income for the three months ended March 31, 2002 was $1.5 million compared to $1.3 million for the three months ended March 31, 2001, an increase of approximately $200,000 or 15.3%. Such increase was due to an increase in the number of wells operated by the Company. Other income for the three months ended March 31, 2002 was $415,000 compared to $456,000 for the three months ended March 31, 2001, a decrease of approximately $41,000.

Costs and expenses. Costs and expenses for the three months ended March 31, 2002 were $31.9 million compared to $51.5 million for the three months ended March 31, 2001, a decrease of approximately $19.6 million or 38.1 percent. Oil and gas well drilling operations costs for the three months ended March 31, 2002 were $17.4 million compared to $18.5 million for the three months ended March 31, 2001, a decrease of approximately $1.1 million or 5.9% percent. Such decrease was due to a softening of well drilling and completion costs. The cost of gas marketing activities for the three months ended March 31, 2002 were $8.3 million compared to $28.2 million for the three months ended March 31, 2001, a decrease of $19.9 million or 70.6%. Such decrease was due to the significantly lower average purchase prices of natural gas marketed. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the three months ended March 31, 2002 were $2.1 million compared to $1.7 million for the three months ended March 31, 2001, an increase of approximately $400,000 or 23.5%. Such increase was due to the production costs on the increased volumes of natural gas and oil sold and number of wells operated by the Company. General and administrative expenses for the three months ended March 31, 2002 increased to $976,000 compared with $961,000 for the three months ended March 31, 2001. Depreciation, depletion, and amortization costs for the three months ended March 31, 2002 were $2.9 million compared to $1.9 million for the three months ended March 31, 2001, an increase of $1.0 million or 52.6 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company. Interest costs for the three months ended March 31, 2002 were $239,000 compared to $214,000 for the three months ended March 31, 2001.

Net income. Net income for the three months ended March 31, 2002 was $2.9 million compared to a net income of $5.6 million for the three months ended March 31, 2001, a decrease of approximately $2.7 million or 48.2 percent.

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

The Company has a bank credit agreement with Bank One which provides a borrowing base of $40.0 million, subject to adequate oil and natural gas reserves. As of March 31, 2002, the outstanding balance was $26.0 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

The Company has commenced sales of units in its fifth partnership in its registered PDC 2003 public drilling program which has eight remaining partnerships which are scheduled to close during 2002 and 2003. The fifth partnership is scheduled to close in the second quarter of 2002, with drilling planned in the second and third quarters of 2002. Additional programs are scheduled to close in September, November and December of 2002. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

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

A summary of Company's debt and lease obligations and commitments as of March 31, 2002 are as follows:

Year	Debt	Operating Leases
2002		$1,009,900
2003		1,061,500
2004	$26,000,000	397,800
2005		120,400
2006		50,200

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Interest Rate Risk

There have been no material changes in the reported market risks faced by the Company since December 31, 2001.

Commodity Price Risk

The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2002, PDC had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2002 are for the sale of 2,150,000 dt of natural gas with a weighted average price of $3.18 dt resulting in a total contract amount of $6,827,500, and a fair market value of $(479,800).

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Petroleum Development Corporation (Registrant)

Date: May 7, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: May 7, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer