Form 10-Q
period 2002-06-30
PETROLEUM DEVELOPMENT CORP
filed 2002-08-06
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended June 30, 2002

OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities and Exchange Act of 1934

For the transition period from to

Commission file number 0-7246

I.R.S. Employer Identification Number 95-2636730

PETROLEUM DEVELOPMENT CORPORATION

(A Nevada Corporation)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,734,767 shares of the Company's Common Stock ($.01 par value) were outstanding as of June 30, 2002.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION
		Page No.

Item 1. Financial Statements

	Independent Auditors' Review Report	1

	Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows-Three Months and Six Months Ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Independent Auditors' Review Report

The Board of Directors

Petroleum Development Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

KPMG LLP

Pittsburgh, Pennsylvania

August 2, 2002

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

ASSETS
	2002	2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$ 21,767,600	$ 48,175,600
Accounts and notes receivable	13,367,300	10,752,600
Inventories	1,070,800	1,117,900
Prepaid expenses	3,749,100	4,659,300

Total current assets	39,954,800	64,705,400

Properties and equipment	180,728,500	178,350,000
Less accumulated depreciation, depletion, and amortization	51,725,000	45,809,500
	129,003,500	132,540,500

Other assets	2,631,800	2,606,200

	$171,590,100	$199,852,100

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

June 30, 2002 and December 31, 2001

LIABILITIES AND
STOCKHOLDERS' EQUITY
	2002	2001
	(Unaudited)

Current liabilities:
Accounts payable and accrued expenses	$ 21,602,900	$ 25,042,800
Advances for future drilling contracts	4,940,100	31,592,200
Funds held for future distribution	4,095,400	4,650,800

Total current liabilities	30,638,400	61,285,800

Long-term debt	26,700,000	28,000,000
Other liabilities	4,484,200	4,082,700
Deferred income taxes	11,445,900	9,710,800

Stockholders' equity:
Common stock	157,300	162,400
Additional paid-in capital	29,314,000	32,922,500
Retained earnings	69,496,200	64,145,300
Accumulated other comprehensive income	(645,900)	(457,400)

Total stockholders' equity	98,321,600	96,772,800

	$171,590,100	$199,852,100

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three Months and Six Months ended June 30, 2002 and 2001

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Oil and gas well drilling operations	$13,255,700	$21,805,800	$34,425,100	$43,228,100
Gas sales from marketing activities	11,962,200	16,923,600	20,444,100	45,737,700
Oil and gas sales	6,357,600	6,501,200	10,871,500	14,042,100
Well operations and pipeline income	1,425,400	1,381,900	2,931,300	2,689,500
Other income	468,000	516,500	882,800	973,000

	33,468,900	47,129,000	69,554,800	106,670,400

Costs and expenses:
Cost of oil and gas well drilling operations	11,167,800	18,868,800	28,569,300	37,351,300
Cost of gas marketing activities	12,151,600	17,111,600	20,430,700	45,280,100
Oil and gas production costs	2,216,600	2,495,100	4,275,400	4,184,400
General and administrative expenses	1,027,400	998,400	2,003,100	1,959,800
Depreciation, depletion, and amortization	3,054,800	1,990,100	5,959,700	3,980,200
Interest	355,900	213,700	595,200	427,600

	29,974,100	41,677,700	61,833,400	93,183,400

Income before income taxes	3,494,800	5,451,300	7,721,400	13,487,000

Income taxes	1,072,900	1,635,400	2,370,500	4,046,100

Net income	$ 2,421,900	$ 3,815,900	$ 5,350,900	$ 9,440,900

Basic earnings per common share	$ .15	$ .23	$ .33	$ .58

Diluted earnings per share	$ .15	$ .23	$ .33	$ .57

See accompanying notes to condensed consolidated financial statements

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$ 5,350,900	$9,440,900
Adjustments to net income to reconcile to cash used in operating activities:
Deferred federal income taxes	1,850,600	1,517,300
Depreciation, depletion & amortization	5,959,700	3,980,200
Gain from sale of assets	(8,000)	(3,500)
Leasehold acreage expired or surrendered	600,900	191,600
Amortization of stock award	2,700	2,700
(Increase) decrease in current assets	(1,860,200)	9,705,100
Increase in other assets	(43,100)	(199,700)
Decrease in current liabilities	(30,748,600)	(30,692,200)
Increase in other liabilities	401,500	33,600

Total adjustments	(23,844,500)	(15,464,900)

Net cash used in operating activities	(18,493,600)	(6,024,000)

Cash flows from investing activities:
Capital expenditures	(3,558,400)	(13,028,100)
Proceeds from sale of leases	552,300	876,500
Proceeds from sale of fixed assets	8,000	3,500

Net cash used in investing activities	(2,998,100)	(12,148,100)

Cash flows from financing activities:
Net retirement of long-term debt	(1,300,000)	(2,350,000)
Repurchase and cancellation of treasury stock	(3,616,300)	-

Net cash used in financing activities	(4,916,300)	(2,350,000)

Net decrease in cash and cash equivalents	(26,408,000)	(20,522,100)

Cash and cash equivalents, beginning of period	48,175,600	46,872,000

Cash and cash equivalents, end of period	$ 21,767,600	$ 26,349,900

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2002

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

2. Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4. Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three and six months ended June 30, 2002 and 2001:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares Outstanding	15,757,228	16,244,519	16,000,140	16,244,283

Weighted average common and common equivalent shares outstanding	16,102,670	16,695,585	16,336,998	16,681,560

Net income	$ 2,421,900	$ 3,815,900	$ 5,350,900	$ 9,440,900

Basic earnings per common share	$ .15	$ .23	$ .33	$ .58

Diluted earnings per share	$ .15	$ .23	$ .33	$ .57

5. Business Segments (Thousands)

PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
REVENUES
Drilling and Development	$13,256	$21,806	$34,425	$43,228
Natural Gas Sales	18,319	23,425	31,316	59,780
Well Operations	1,425	1,381	2,931	2,689
Unallocated amounts (1)	469	517	883	973
Total	$33,469	$47,129	$69,555	$106,670

  Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

SEGMENT INCOME BEFORE INCOME TAXES
Drilling and Development	$2,088	$2,937	$5,856	$5,877
Natural Gas Sales	2,140	2,853	2,742	8,307
Well Operations	327	395	1,038	795
Unallocated amounts (2)
General and Administrative expenses	(1,028)	(999)	(2,003)	(1,960)
Interest expense	(356)	(214)	(595)	(428)
Other (1)	324	479	683	896
Total	$ 3,495	$ 5,451	$ 7,721	$13,487

  Items which are not allocated in assessing segment performance.

	June 30, 2002	December 31, 2001
SEGMENT ASSETS
Drilling and Development	$4,364	$36,202
Natural Gas Sales	139,203	142,865
Well Operations	14,558	11,975
Unallocated amounts
Cash	808	422
Other	12,657	8,388
Total	$171,590	$199,852

6. Comprehensive Income

Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the quarter ended June 30, 2002.

Net Income	$ 5,350,900

Other Comprehensive Loss (net of tax)
Reclassification adjustment for settled contracts included in net income (net of tax of $66,400)	(108,400)
Changes in fair value of outstanding hedging positions (net of tax of $49,100)	(80,100)
Other Comprehensive Loss	(188,500)

Comprehensive Income	$ 5,162,400

7. Common Stock

On April 4, 2002, the Company repurchased 580,969 shares of its common stock from the Chairman of the Board for $6.36 per share. The price was determined based on the closing price on April 3, 2002 less a $.03 per share allowance for brokerage commission. The purchase is part of a succession plan for the Company and the Chairman's need to diversify his holdings. The Company received an opinion from an investment banking firm as to the fairness of the transaction for the Company. The repurchased shares were then retired.

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

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by investors, is currently approximately $2,208,500. The Company has adequate liquidity to meet this obligation.

The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

  Subsequent Event

On July 3, 2002, the Company executed a $100 million credit facility with Bank One, NA and BNP Paribas. The agreement converts the credit facility to a syndicated arrangement structured for growth and provides for borrowing up to $100 million subject to and secured by adequate levels of oil and gas reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared With June 30, 2001

Revenues. Total revenues for the three months ended June 30, 2002 were $33.5 million compared to $47.1 million for the three months ended June 30, 2001, a decrease of approximately $13.6 million, or 28.9 percent. Such decrease was primarily a result of reduced drilling revenues and gas marketing activities. Drilling revenues for the three months ended June 30, 2002 were $13.3 million compared to $21.8 million for the three months ended June 30, 2001 a decrease of approximately $8.5 million, or 39.0 percent. The decrease was a result of higher than normal drilling activity carried over from the Company's public drilling programs at the end of 2000. The wells were drilled and completed during the first half of 2001. The carryover resulted from a shortage of drilling rigs and field services during the second half of 2000 which delayed the drilling and completion of the wells which normally would have been drilled during the second half of 2000. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the three months ended June 30, 2002 were $12.0 million compared to $16.9 million for the three months ended June 30, 2001, a decrease of approximately $4.9 million or 29.0 percent. Such decrease was due to natural gas sold at lower average sales prices along with slightly lower volumes sold. Oil and gas sales from the Company's producing properties for the three months ended June 30, 2002 were $6.4 million compared to $6.5 million for the three months ended June 30, 2001, a decrease of approximately $100,000. Such decrease was due to lower average sales prices of natural gas offset in part by an increase in volumes produced of natural gas and oil from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas prices declined dramatically at the end of the fourth quarter 2001 and during the entire first quarter of 2002. However, in the second quarter of 2002, we saw a significant strengthening and expect stronger prices later in the year, particularly as winter begins. During the second quarter of 2002, we have entered into some commodity price hedging contracts for production from May 2002 through March 2003 to protect ourselves against possible short-term price weaknesses. Well operations and pipeline income for the three months ended June 30, 2002 was $1.4 million compared to approximately $1.4 million for the three months ended June 30, 2001. Other income for the three months ended June 30, 2002 was $468,000 compared to $516,000 for the three months ended June 30, 2001.

Costs and expenses. Costs and expenses for the three months ended June 30, 2002 were $30.0 million compared to $41.7 million for the three months ended June 30, 2001, a decrease of approximately $11.7 million or 28.1 percent. Oil and gas well drilling operations costs for the three months ended June 30, 2002 were $11.2 million compared to $18.9 million for the three months ended June 30, 2001, a decrease of approximately $7.7 million or 40.7 percent. Such decrease was due to the reduced drilling activity referred to above. The cost of gas marketing activities for the three months ended June 30, 2002 were $12.2 million compared to $17.1 million for the three months ended June 30, 2001, a decrease of $4.9 million or 28.7 percent. Such decrease was due to reduced volumes purchased at lower average sales prices of natural gas marketed. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period.

Oil and gas production costs from the Company's producing properties for the three months ended June 30, 2002 were $2.2 million compared to $2.5 million for the three months ended June 30, 2001, a decrease of approximately $300,000 or 12.0 percent. General and administrative expenses for the three months ended June 30, 2002 remained constant at approximately $1.0 million as compared to the three months ended June 30, 2001. Depreciation, depletion, and amortization costs for the three months ended June 30, 2002 were $3.1 million compared to $2.0 million for the three months ended June 30, 2001, an increase of approximately $1.1 million or 55.0 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company, principally during the second half of 2001. Interest costs for the three months ended June 30, 2002 were $356,000 compared to $214,000 for the three months ended June 30, 2001, an increase of approximately $142,000. The increase was due to higher average outstanding balances offset in part by lower interest rates on the Company's credit facility.

Net income. Net income for the three months ended June 30, 2002 was $2.4 million compared to a net income of $3.8 million for the three months ended June 30, 2001, a decrease of approximately $1.4 million or 36.8 percent.

Six Months Ended June 30, 2002 Compared with June 30, 2001

Revenues. Total revenues for the six months ended June 30, 2002 were $69.6 million compared to $106.7 million for the six months ended June 30, 2001, a decrease of approximately $37.1 million, or 34.8 percent. Such decrease was primarily a result of reduced drilling revenues, gas marketing activities and oil and gas sales. Drilling revenues for the six months ended June 30, 2002 were $34.4 million compared to $43.2 million for the six months ended June 30, 2001 a decrease of approximately $8.8 million, or 20.4 percent. The decrease was a result of higher than normal drilling activity carried over from the Company's public drilling programs at the end of 2000. The wells were drilled and completed during the first half of 2001. The carryover resulted from a shortage of drilling rigs and field services during the second half of 2000 which delayed the drilling and completion of the wells which normally would have been drilled during the second half of 2000. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the six months ended June 30, 2002 were $20.4 million compared to $45.7 million for the six months ended June 30, 2001, a decrease of approximately $25.3 million or 55.4 percent. Such decrease was due to natural gas sold at significantly lower average sales prices along with slightly lower volumes sold. Oil and gas sales from the Company's producing properties for the six months ended June 30, 2002 were $10.9 million compared to $14.0 million for the six months ended June 30, 2001, a decrease of approximately $3.1 million or 22.1 percent. Such decrease was due to lower average sales prices of natural gas offset in part by an increase in volumes produced and sold of natural gas and oil from the Company's producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas prices declined dramatically at the end of the fourth quarter 2001 and during the entire first quarter of 2002. However, in the second quarter of 2002, the Company saw a significant strengthening and expect stronger prices later in the year, particularly as winter begins. During the second quarter of 2002, the Company has entered into some commodity price hedging contracts for production from May 2002 through March 2003 to protect ourselves against possible short-term price weaknesses. Well operations and pipeline income for the six months ended June 30, 2002 was $2.9 million compared to approximately $2.7 million for the six months ended June 30, 2001 an increase of $200,000 or 7.4 percent . Such increase was due to an increase in the number of wells operated by the Company. Other income for the six months ended June 30, 2002 was $883,000 compared to $973,000 for the six months ended June 30, 2001.

Costs and expenses. Costs and expenses for the six months ended June 30, 2002 were $61.8 million compared to $93.2 million for the six months ended June 30, 2001, a decrease of approximately $31.4 million or 33.7 percent. Oil and gas well drilling operations costs for the six months ended June 30, 2002 were $28.6 million compared to $37.4 million for the six months ended June 30, 2001, a decrease of approximately $8.8 million or 23.5 percent. Such decrease was due to the reduced drilling activity referred to above. The cost of gas marketing activities for the six months ended June 30, 2002 were $20.4 million compared to $45.3 million for the six months ended June 30, 2001, a decrease of $24.9 million or 55.0 percent. Such decrease was due to reduced volumes purchased at significantly lower average sales prices of natural gas marketed. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the six months ended June 30, 2002 were $4.3 million compared to $4.2 million for the six months ended June 30, 2001, an increase of approximately $100,000 or 2.3 percent. General and administrative expenses for the six months ended June 30, 2002 remained constant at approximately $2.0 million as compared to the six months ended June 30, 2001. Depreciation, depletion, and amortization costs for the six months ended June 30, 2002 were $6.0 million compared to $4.0 million for the six months ended June 30, 2001, an increase of approximately $2.0 million or 50.0 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company, principally in the second half of 2001. Interest costs for the six months ended June 30, 2002 were $595,000 compared to $428,000 for the six months ended June 30, 2001, an increase of approximately $167,000. The increase was due to higher average outstanding balances offset in part by lower interest rates on the Company's credit facility.

Net income. Net income for the six months ended June 30, 2002 was $5.4 million compared to a net income of $9.4 million for the six months ended June 30, 2001, a decrease of approximately $4.0 million or 42.6 percent.

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

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Company anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $3 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Company believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

This spring and summer, our Colorado gas prices have been adversely effected by an increase in the "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve over the coming year.

Because of the uncertainty surrounding gas prices we used hedging agreements to reduce some of the impact of fluctuations in prices. Through March of 2003 we have in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. These floor and ceiling prices were set at levels which allowed us to set floors on two units of production for each unit of production with a ceiling. The positions currently in effect on the Company's share of production are shown in the following table:
Month	Floors		Ceilings
Monthly Quantity MMBtu		Contract Price	Monthly Quantity MMBtu	Contract Price
NYMEX Based Hedges
July - October 2002	224,000	$2.85	112,000	$3.75
Nov 2002	112,000	$3.40	56,000	$4.20
Dec 2002	112,000	$3.60	56,000	$4.20
Jan 2003	112,000	$3.70	56,000	$4.10
Feb 2003	112,000	$3.50	56,000	$4.20
Mar 2003	112,000	$3.50	56,000	$3.75
Colorado Interstate Gas (CIG) Based Hedges
July - October 2002	37,500	$2.20	18,800	$3.20
Nov - Mar 2003	30,000	$2.75	15,000	$4.45

The Company hedges prices for its partners' share of production as well as its own production. Actual wellhead prices will vary based on local contract conditions, gathering and other costs and factors.

Oil prices have strengthened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. Since the percentage of company production reflected by oil sales has increased to almost 19% for the first half of 2002, variations in oil prices will have a greater impact on the Company than in the past.

The Company plans to conduct most, if not all, of its 2002 drilling operations in Colorado. If the planned pipeline capacity increases do not occur, it could reduce the Company's results from its producing activities. It could also make the company's drilling programs less attractive to potential investors. However, the Rocky Mountain region is the only onshore area of the U.S. with increasing production. The company believes the necessary pipelines will be constructed, so increasing Rocky Mountain gas can move to the markets where it will be needed.

Oil and gas drilling revenues are generated primarily by sales of company-sponsored partnerships. The number of NASD broker-dealer firms has increased this year to 140 from 110 in 2001. Sales of partnership interests, however, are down from the record levels of 2001, although still ahead of prior years. The Company believes the decline is largely attributable to lower natural gas prices, which were at record levels in 2001 and substantially lower in 2002. In addition, the recession and stock market collapse have probably reduced the dollars available for investment generally, and led some investors with available funds to defer investing until the market shows signs of recovery.

As a result of these factors and others, it is impossible to predict future levels of drilling fund sales and drilling revenue. Based on sales to date, the Company anticipates an investment level below the 2001 record, but at or above the previous year's.

The Company closed its first drilling program of 2002 in the second quarter and has drilled the wells in the second and third quarters of 2002. This program closed with investor subscriptions of $7.1 million. The Company will close its second drilling program of 2002 in September, 2002 and will drill the wells during the third and fourth quarters of 2002. Additional programs are scheduled to close in November and December of 2002. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $2,208,500. The Company has adequate liquidity to meet this obligation.

The Company has a credit facility with Bank One, NA and BNP Paribas of $100 million subject to adequate oil and natural gas reserves. The current borrowing base is $58.0 million. As of June 30, 2002, the outstanding balance was $26.7 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

A summary of Company's debt and lease obligations and commitments as of June 30, 2002 are as follows:

Year	Debt	Operating Leases
2002		$605,000
2003		993,200
2004	$26,700,000	397,800
2005		120,400
2006		50,200

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

Commodity Price Risk

The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2002, PDC had entered into a series of natural gas future contracts and options contracts. Through March of 2003 the Company has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Company pays the counterparty, however if the index drops below the floor the counterparty pays the Company. These floors and ceiling prices were set at levels which allowed the Company to set floors on two units of production for each unit of production with a ceiling. For the period from July 2002 to October 2002 the Company has floors in place in a range of from $2.20 to $2.85 on 261,500 Mmbtu of monthly production and ceilings in place in a range from $3.20 to $3.75 on 130,800 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Company has floors in place in a range from $2.75 to $3.70 on 142,000 Mmbtu of monthly production and ceilings in place in a range from $3.75 to $4.45 on 71,000 Mmbtu of monthly production. The fair value of these floors and ceilings as of June 30, 2002 is $88,100. Open future contracts maturing in 2002 are for the sale of 1,650,000 dt of natural gas with a weighted average price of $3.46 dt resulting in a total contract amount of $5,714,600, and a fair market value of $(81,300).

Open option contracts are for the sale of 660,100 dt of natural gas with an average ceiling price of $3.88 and for the sale of 1,320,200 dt of natural gas with an average floor price of $3.12.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Petroleum Development Corporation (Registrant)

Date: August 5, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: August 5, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer