Form 10-Q
period 2002-09-30
PETROLEUM DEVELOPMENT CORP
filed 2002-11-05
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 2002

OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities and Exchange Act of 1934

For the transition period from to

Commission file number 0-7246

I.R.S. Employer Identification Number 95-2636730

PETROLEUM DEVELOPMENT CORPORATION

(A Nevada Corporation)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,734,767 shares of the Company's Common Stock ($.01 par value) were outstanding as of September 30, 2002.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Independent Auditors' Review Report

The Board of Directors

Petroleum Development Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

KPMG LLP

Pittsburgh, Pennsylvania

October 30, 2002

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

ASSETS
	2002	2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$ 23,930,500	$ 48,175,600
Accounts and notes receivable	12,532,000	10,752,600
Inventories	1,688,600	1,117,900
Prepaid expenses	4,277,400	4,659,300

Total current assets	42,428,500	64,705,400

Properties and equipment	186,201,700	178,350,000
Less accumulated depreciation, depletion, and amortization	54,839,900	45,809,500
	131,361,800	132,540,500

Other assets	2,797,700	2,606,200

	$176,588,000	$199,852,100

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

September 30, 2002 and December 31, 2001

LIABILITIES AND
STOCKHOLDERS' EQUITY
	2002	2001
	(Unaudited)

Current liabilities:
Accounts payable and accrued expenses	$ 23,016,700	$ 25,042,800
Advances for future drilling contracts	8,175,100	31,592,200
Funds held for future distribution	4,172,900	4,650,800

Total current liabilities	35,364,700	61,285,800

Long-term debt	26,200,000	28,000,000
Other liabilities	4,528,300	4,082,700
Deferred income taxes	11,550,700	9,710,800

Stockholders' equity:
Common stock	157,300	162,400
Additional paid-in capital	29,315,300	32,922,500
Retained earnings	70,385,200	64,145,300
Accumulated other comprehensive income	(913,500)	(457,400)

Total stockholders' equity	98,944,300	96,772,800

	$176,588,000	$199,852,100

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three Months and Nine Months ended September 30, 2002 and 2001

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Oil and gas well drilling operations	$ 9,409,800	$13,752,800	$43,834,900	$56,980,900
Gas sales from marketing activities	11,672,800	11,394,700	32,116,900	57,132,400
Oil and gas sales	5,140,500	6,330,200	16,012,000	20,372,300
Well operations and pipeline income	1,474,500	1,347,800	4,405,800	4,037,300
Other income	451,000	511,100	1,333,800	1,484,100

	28,148,600	33,336,600	97,703,400	140,007,000

Costs and expenses:
Cost of oil and gas well drilling operations	8,541,300	11,882,300	37,110,600	49,233,600
Cost of gas marketing activities	11,734,100	11,013,100	32,164,800	56,293,200
Oil and gas production costs	2,158,500	2,435,900	6,433,900	6,620,300
General and administrative expenses	1,069,900	1,143,200	3,073,000	3,103,000
Depreciation, depletion, and amortization	3,123,600	2,215,000	9,083,300	6,195,200
Interest	399,800	249,400	995,000	677,000

	27,027,200	28,938,900	88,860,600	122,122,300

Income before income taxes	1,121,400	4,397,700	8,842,800	17,884,700

Income taxes	232,400	1,220,200	2,602,900	5,266,300

Net income	$ 889,000	$ 3,177,500	$ 6,239,900	$ 12,618,400

Basic earnings per common share	$ .06	$ .20	$ .39	$ .78

Diluted earnings per share	$ .05	$ .19	$ .38	$ .76

See accompanying notes to condensed consolidated financial statements

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$ 6,239,900	$12,618,400
Adjustments to net income to reconcile to cash used in operating activities:
Deferred federal income taxes	2,119,400	2,012,000
Depreciation, depletion & amortization	9,083,300	6,195,200
Gain from sale of assets	(10,400)	(6,800)
Leasehold acreage expired or surrendered	595,900	378,300
Amortization of stock award	4,000	4,100
(Increase) decrease in current assets	(2,119,700)	14,637,900
Increase in other assets	(217,700)	(231,800)
Decrease in current liabilities	(26,505,200)	(33,811,200)
Increase (decrease) in other liabilities	445,600	(89,500)

Total adjustments	(16,604,800)	(10,911,800)

Net cash (used in) provided from operating activities	(10,364,900)	1,706,600

Cash flows from investing activities:
Capital expenditures	(9,293,000)	(25,612,400)
Proceeds from sale of leases	818,700	1,407,400
Proceeds from sale of fixed assets	10,400	6,800

Net cash used in investing activities	(8,463,900)	(24,198,200)

Cash flows from financing activities:
Net retirement of long-term debt	(1,800,000)	(2,350,000)
Repurchase and cancellation of treasury stock	(3,616,300)	-

Net cash used in financing activities	(5,416,300)	(2,350,000)

Net decrease in cash and cash equivalents	(24,245,100)	(24,841,600)

Cash and cash equivalents, beginning of period	48,175,600	46,872,000

Cash and cash equivalents, end of period	$ 23,930,500	$ 22,030,400

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2002

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

2. Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

4. Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three and nine months ended September 30, 2002 and 2001:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares Outstanding	15,734,767	16,245,386	15,910,711	16,244,654

Weighted average common and common equivalent shares outstanding	15,942,015	16,594,984	16,209,376	16,656,149

Net income	$ 889,000	$ 3,177,500	$ 6,239,900	$12,618,400

Basic earnings per common share	$ .06	$ .20	$ .39	$ .78

Diluted earnings per share	$ .05	$ .19	$ .38	$ .76

5. Business Segments (Thousands)

PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
REVENUES
Drilling and Development	$ 9,410	$13,753	$43,835	$56,981
Natural Gas Sales	16,813	17,725	48,129	77,505
Well Operations	1,475	1,348	4,406	4,037
Unallocated amounts (1)	451	511	1,333	1,484
Total	$28,149	$33,337	$ 97,703	$140,007

  Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

SEGMENT INCOME BEFORE INCOME TAXES
Drilling and Development	$868	$1,870	$6,724	$ 7,747
Natural Gas Sales	702	2,505	3,444	10,812
Well Operations	527	944	1,565	1,739
Unallocated amounts (2)
General and Administrative expenses	(1,070)	(1,143)	(3,073)	(3,103)
Interest expense	(400)	(249)	(995)	(677)
Other (1)	494	471	1,178	1,367
Total	$ 1,121	$ 4,398	$ 8,843	$17,885

  Items which are not allocated in assessing segment performance.

	September 30, 2002	December 31, 2001
SEGMENT ASSETS
Drilling and Development	$ 11,823	$36,202
Natural Gas Sales	135,885	142,865
Well Operations	15,755	11,975
Unallocated amounts
Cash	867	422
Other	12,258	8,388
Total	$176,588	$199,852

6. Comprehensive Income

Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the quarter ended September 30, 2002.

Net Income	$ 6,239,900

Other Comprehensive Loss (net of tax)
Reclassification adjustment for settled contracts included in net income (net of tax of $49,500)	(80,800)
Changes in fair value of outstanding hedging positions (net of tax of $230,000)	(375,300)
Other Comprehensive Loss	(456,100)

Comprehensive Income	$ 5,783,800

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

8. Commitments and Contingencies

The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers. The Company sells natural gas to various public utilities, industrial customers and natural gas marketers.

The Company would be exposed to natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to the Company's hedging instruments or the counterparties to the Company's gas marketing contracts not perform. Such nonperformance is not anticipated. There were no counterparty default losses in 2002 or 2001.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by investors, is currently approximately $1,897,300. The Company has adequate liquidity to meet this obligation.

The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

  Long-Term Debt

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 Compared With September 30, 2001

Revenues. Total revenues for the three months ended September 30, 2002 were $28.1 million compared to $33.3 million for the three months ended September 30, 2001, a decrease of approximately $5.2 million, or 15.6 percent. Such decrease was primarily a result of reduced drilling revenues and oil and gas sales. Drilling revenues for the three months ended September 30, 2002 were $9.4 million compared to $13.8 million for the three months ended September 30, 2001 a decrease of approximately $4.4 million, or 31.9 percent. Approximately half of the decrease was a result of lower subscriptions from the first partnership of 2002 compared to the first partnership of 2001 and approximately half of the difference was a result of higher than normal drilling activity carried over from the Company"s public drilling programs at the end of 2000. The wells were drilled and completed during the first nine months of 2001. The carryover resulted from a shortage of drilling rigs and field services during the second half of 2000 which delayed the drilling and completion of the wells which normally would have been drilled during the second half of 2000. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the three months ended September 30, 2002 were $11.7 million compared to $11.4 million for the three months ended September 30, 2001, an increase of approximately $300,000 or 2.6 percent. Such increase was due to natural gas sold at higher average sales prices offset in part by slightly lower volumes sold. Oil and gas sales from the Company's producing properties for the three months ended September 30, 2002 were $5.1 million compared to $6.3 million for the three months ended September 30, 2001, a decrease of approximately $1.2 million or 19.0 percent. Such decrease was due to lower average sales prices of natural gas offset in part by an increase in volumes produced of natural gas and oil from the Company"s producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas prices declined dramatically at the end of the fourth quarter 2001 and during the entire first quarter of 2002. However, in the second and third quarters of 2002, we saw a significant strengthening and expect stronger prices later in the year, particularly as winter begins. During the second and third quarters of 2002, we have entered into some commodity price hedging contracts for production from May 2002 through October 2003 to protect ourselves against possible short-term price weaknesses. Well operations and pipeline income for the three months ended September 30, 2002 was $1.5 million compared to approximately $1.3 million for the three months ended September 30, 2001 an increase of approximately $200,000 or 15.4 percent. Such increase was due to an increase in the number of wells operated by the Company. Other income for the three months ended September 30, 2002 was $451,000 compared to $511,000 for the three months ended September 30, 2001.

Costs and expenses. Costs and expenses for the three months ended September 30, 2002 were $27.0 million compared to $28.9 million for the three months ended September 30, 2001, a decrease of approximately $1.9 million or 6.6 percent. Oil and gas well drilling operations costs for the three months ended September 30, 2002 were $8.5 million compared to $11.9 million for the three months ended September 30, 2001, a decrease of approximately $3.4 million or 28.6 percent. Such decrease was due to the reduced drilling activity referred to above. The cost of gas marketing activities for the three months ended September 30, 2002 were $11.7 million compared to $11.0 million for the three months ended September 30, 2001, an increase of approximately $700,000 or 6.4 percent. Such increase was due to higher average sales prices of natural gas marketed offset in part by lower volumes purchased. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the three months ended September 30, 2002 were $2.2 million compared to $2.4 million for the three months ended September 30, 2001, a decrease of approximately $200,000 or 8.3 percent. General and administrative expenses for the three months ended September 30, 2002 remained constant at approximately $1.1 million as compared to the three months ended September 30, 2001. Depreciation, depletion, and amortization costs for the three months ended September 30, 2002 were $3.1 million compared to $2.2 million for the three months ended September 30, 2001, an increase of approximately $900,000 or 40.9 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company, principally during the second half of 2001. Interest costs for the three months ended September 30, 2002 were $400,000 compared to $249,000 for the three months ended September 30, 2001, an increase of approximately $151,000. The increase was due to higher average outstanding debt balances offset in part by lower interest rates on the Company's credit facility.

Net income. Net income for the three months ended September 30, 2002 was $889,000 compared to a net income of $3.2 million for the three months ended September 30, 2001, a decrease of approximately $2.3 million or 71.9 percent.

Nine Months Ended September 30, 2002 Compared With September 30, 2001

Revenues. Total revenues for the nine months ended September 30, 2002 were $97.7 million compared to $140.0 million for the nine months ended September 30, 2001, a decrease of approximately $42.3 million, or 30.2 percent. Such decrease was primarily a result of reduced drilling revenues, gas marketing activities and oil and gas sales. Drilling revenues for the nine months ended September 30, 2002 were $43.8 million compared to $57.0 million for the nine months ended September 30, 2001 a decrease of approximately $13.2 million, or 23.2 percent. The decrease was a result of higher than normal drilling activity carried over from the Company"s public drilling programs at the end of 2000. The wells were drilled and completed during the first nine months of 2001. The carryover resulted from a shortage of drilling rigs and field services during the second half of 2000 which delayed the drilling and completion of the wells which normally would have been drilled during the second half of 2000. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the nine months ended September 30, 2002 were $32.1 million compared to $57.1 million for the nine months ended September 30, 2001, a decrease of approximately $25.0 million or 43.8 percent. Such decrease was due to natural gas sold at lower average sales prices and slightly lower volumes sold. Oil and gas sales from the Company's producing properties for the nine months ended September 30, 2002 were $16.0 million compared to $20.4 million for the nine months ended September 30, 2001, a decrease of approximately $4.4 million or 21.6 percent. Such decrease was due to lower average sales prices of natural gas offset in part by an increase in volumes produced of natural gas and oil from the Company"s producing properties. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas prices declined in all of PDC's producing areas dramatically at the end of the fourth quarter 2001 and remained low during the entire first quarter of 2002. However, in the second and third quarters of 2002, we saw a significant strengthening in the Michigan and Appalachian Basins and expect stronger prices in Colorado as well later in the year, particularly as winter begins. During the second and third quarters of 2002, we have entered into some commodity price hedging contracts for production from May 2002 through October 2003 to protect ourselves against possible short-term price weaknesses. Well operations and pipeline income for the nine months ended September 30, 2002 was $4.4 million compared to approximately $4.0 million for the nine months ended September 30, 2001 an increase of approximately $400,000 or 10.0 percent. Such increase was due to an increase in the number of wells operated by the Company. Other income for the nine months ended September 30, 2002 was $1.3 million compared to $1.5 million for the nine months ended September 30, 2001.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2002 were $88.9 million compared to $122.1 million for the nine months ended September 30, 2001, a decrease of approximately $33.2 million or 27.2 percent. Oil and gas well drilling operations costs for the nine months ended September 30, 2002 were $37.1 million compared to $49.2 million for the nine months ended September 30, 2001, a decrease of approximately $12.1 million or 24.6 percent. Such decrease was due to the reduced drilling activity referred to above. The cost of gas marketing activities for the nine months ended September 30, 2002 was $32.2 million compared to $56.3 million for the nine months ended September 30, 2001, a decrease of approximately $24.1 million or 42.3 percent. Such decrease was due to lower average sales prices of natural gas marketed and slightly lower volumes purchased. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the nine months ended September 30, 2002 were $6.4 million compared to $6.6 million for the nine months ended September 30, 2001, a decrease of approximately $200,000 or 3.0 percent. General and administrative expenses for the nine months ended September 30, 2002 remained constant at approximately $3.1 million as compared to the nine months ended September 30, 2001. Depreciation, depletion, and amortization costs for the nine months ended September 30, 2002 were $9.1 million compared to $6.2 million for the nine months ended September 30, 2001, an increase of approximately $2.9 million or 46.8 percent. Such increase was due to the increased amount of investment in oil and gas properties owned by the Company, principally during the second half of 2001. Interest costs for the nine months ended September 30, 2002 were $995,000 compared to $677,000 for the nine months ended September 30, 2001, an increase of approximately $318,000. The increase was due to higher average outstanding debt balances offset in part by lower interest rates on the Company's credit facility.

Net income. Net income for the nine months ended September 30, 2002 was $6.2 million compared to a net income of $12.6 million for the nine months ended September 30, 2001, a decrease of approximately $6.4 million or 50.8 percent.

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

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Company anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above $4 per million Btu"s (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Company believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

This year, our Colorado gas prices have been adversely effected by an increase in the negative "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve over the coming year.

Because of the uncertainty surrounding gas prices we used hedging instruments to reduce some of the impact of fluctuations in prices. Through October of 2003 we have in place a series of asymmetric costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. These floor and ceiling prices were set at levels which allowed us to set floors on two units of production for each unit of production with a ceiling. The positions currently in effect on the Company"s share of production are shown in the following table:
	Floors		Ceilings
	Monthly Quantity MMBtu	Contract Price	Monthly Quantity MMBtu	Contract Price
Month
NYMEX Based Hedges
Oct 2002	224,000	$2.85	112,000	$3.75
Nov 2002	113,200	$3.40	56,600	$4.20
Nov 2002	113,200	$3.60	56,600	$4.15
Dec 2002	113,200	$3.60	56,600	$4.20
Dec 2002	113,200	$3.75	56,600	$4.35
Jan 2003	113,200	$3.70	56,600	$4.10
Jan 2003	113,200	$3.80	56,600	$4.40
Feb 2003	113,200	$3.50	56,600	$4.20
Feb 2003	113,200	$3.60	56,600	$4.30
Mar 2003	113,200	$3.50	56,600	$3.75
Mar 2003	113,200	$3.45	56,600	$4.20
Apr 2003	113,200	$3.50	56,600	$3.80
May 2003 - Oct 2003	113,200	$3.40	56,600	$3.80
Colorado Interstate Gas (CIG) Based Hedges
Oct 2002	37,500	$2.20	18,800	$3.20
Nov 2002-Mar 2003	19,600	$2.75	9,800	$4.45
Nov 2002-Mar 2003	13,200	$2.75	6,600	$3.28
Apr 2003-Oct 2003	16,400	$2.50	8,200	$3.13

The Company hedges prices for its partners" share of production as well as its own production. Actual wellhead prices will vary based on local contract conditions, gathering and other costs and factors.

Oil prices have strengthened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. Since the percentage of company production reflected by oil sales has increased to almost 18% for the first nine months of 2002, variations in oil prices will have a greater impact on the Company than in the past.

The Company plans to conduct most, if not all, of its 2002 drilling operations in Colorado. If the planned pipeline capacity increases do not occur, it could reduce the Company"s results from its producing activities. It could also make the company"s drilling programs less attractive to potential investors. However, the Rocky Mountain region is the only onshore area of the U.S. with increasing production. The company believes the necessary pipelines will be constructed, so increasing Rocky Mountain gas can move to the markets where it will be needed.

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

As a result of these factors and others, it is impossible to predict future levels of drilling fund sales and drilling revenue. Based on sales to date, the Company anticipates an investment level below the 2001 record, but at or above the previous year"s.

The Company closed its first drilling program of 2002 in the second quarter and has drilled the wells in the second and third quarters of 2002. This program closed with investor subscriptions of $7.1 million compared to the first program of 2001 which closed with investor subscriptions of $9.4 million. The Company closed its second drilling program of 2002 in September, 2002 and drilled some of the wells during the third quarter with the remainder to be drilled in the fourth quarter 2002. This second drilling program of 2002 closed with subscriptions of $11.2 million compared to the second program of 2001 which closed with subscriptions of $12.7 million. Additional programs are scheduled to close in November and December of 2002. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these or future programs.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $1,897,300. The Company has adequate liquidity to meet this obligation.

The Company has a credit facility with Bank One, NA and BNP Paribas of $100 million subject to adequate oil and natural gas reserves. The current borrowing base is $58.0 million. As of September 30, 2002, the outstanding balance was $26.2 million. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on December 31, 2004.

The Company continues to pursue capital investment opportunities in producing natural gas properties as well as its plan to participate in its sponsored natural gas drilling partnerships, while pursuing opportunities for operating improvements and costs efficiencies. Management believes that the Company has adequate capital to meet its operating requirements.

A summary of Company"s debt and lease obligations and commitments as of September 30, 2002 are as follows:

Year	Debt	Operating Leases
2002		$270,400
2003		950,500
2004	$26,200,000	397,800
2005		120,400
2006		50,200

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of Company"s financial condition and results of operations and require management"s most subjective or complex judgments. The policies are as follows:

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

Valuation of Accounts Receivable

     Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Company"s history of write-offs, relationships and overall credit worthiness of its customers, and well production data for receivables related to well operations.

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

     The judgments used in applying the above policies are based on management"s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management"s Discussion and Analysis.

New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Company cannot reasonably estimate the effect of the adoption of this Statement on its financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Interest Rate Risk

There have been no material changes in the reported market risks faced by the Company since December 31, 2001.

Commodity Price Risk

The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2002, PDC had entered into a series of natural gas future contracts and options contracts. Through October of 2003 the Company has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Company pays the counterparty, however if the index drops below the floor the counterparty pays the Company. These floors and ceiling prices were set at levels which allowed the Company to set floors on two units of production for each unit of production with a ceiling. For the month of October 2002 the Company has floors in place in a range of from $2.20 to $2.85 on 261,500 Mmbtu of monthly production and ceilings in place in a range from $3.20 to $3.75 on 130,800 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Company has floors in place in a range from $2.75 to $3.80 on 259,200 Mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 129,600 Mmbtu of monthly production. For the period from April 2003 through October 2003, the Company has floors in place in a range from $2.50 to $3.50 on 129,600 Mmbtu of monthly production and ceilings in place in a range from $3.13 to $3.80 on 64,800 Mmbtu of monthly production. The fair value of these floors and ceilings as of September 30, 2002 is ($83,900). Open future contracts maturing in 2002-2004 are for the sale of 2,380,000 dt of natural gas with a weighted average price of $3.74 dt resulting in a total contract amount of $8,905,200, and a fair market value of $(383,600).

Open option contracts are for the sale of 1,305,700 dt of natural gas with an average ceiling price of $3.89 and for the sale of 2,611,400 dt of natural gas with an average floor price of $3.23.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Petroleum Development Corporation (Registrant)

Date: November 4, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: November 4, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer

FORM 10-Q CERTIFICATION

I, James N. Ryan , certify that:

  I have reviewed this quarterly report on Form 10-Q of Petroleum Development Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and
  The registrant"s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: _November 4, 2002

/s/ James N. Ryan

James N. Ryan

Chief Executive Officer

Petroleum Development Corporation

18

FORM 10-Q CERTIFICATION

I, Dale G. Rettinger, certify that:

  I have reviewed this quarterly report on Form 10-Q of Petroleum Development Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and
  The registrant"s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

Petroleum Development Corporation

19