Form 10-Q
period 2003-06-30
PETROLEUM DEVELOPMENT CORP
filed 2003-08-04
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-7246

I.R.S. Employer Identification Number 95-2636730

PETROLEUM DEVELOPMENT CORPORATION

(A Nevada Corporation)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 15,638,733 shares of the Company's Common Stock ($.01 par value) were outstanding as of June 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes XX No

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Independent Auditors' Review Report

The Board of Directors

Petroleum Development Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of June 30, 2003, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Pittsburgh, Pennsylvania

July 31, 2003

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

ASSETS
	2003	2002
	(Unaudited)

Current assets:
Cash and cash equivalents	$ 31,075,600	$ 51,023,500
Accounts and notes receivable	19,602,900	15,336,500
Inventories	1,984,000	1,174,100
Prepaid expenses	4,601,800	4,125,300

Total current assets	57,264,300	71,659,400

Properties and equipment	232,792,300	195,258,800
Less accumulated depreciation, depletion, and amortization	63,523,400	57,143,700
	169,268,900	138,115,100

Other assets	332,800	2,477,100

	$226,866,000	$212,251,600

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

June 30, 2003 and December 31, 2002

LIABILITIES AND
STOCKHOLDERS' EQUITY
	2003	2002
	(Unaudited)

Current liabilities:
Accounts payable and accrued expenses	$ 30,968,800	$ 28,687,200
Advances for future drilling contracts	12,899,600	37,283,800
Funds held for future distribution	8,680,000	3,917,900

Total current liabilities	52,548,400	69,888,900

Long-term debt	48,000,000	25,000,000
Other liabilities	2,317,500	4,137,200
Deferred income taxes	14,489,800	12,103,300
Asset retirement obligation	689,500	-

Stockholders' equity:
Common stock	156,400	157,300
Additional paid-in capital	28,714,400	29,316,800
Retained earnings	82,855,800	73,430,100
Accumulated other comprehensive income, net	(2,905,800)	(1,782,000)

Total stockholders' equity	108,820,800	101,122,200

	$226,866,000	$212,251,600

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Oil and gas well drilling operations	$11,866,400	$13,255,700	$33,363,900	$34,425,100
Gas sales from marketing activities	17,353,200	11,962,200	38,958,300	20,444,100
Oil and gas sales	10,919,200	6,357,600	19,778,000	10,871,500
Well operations and pipeline income	1,768,600	1,425,400	3,416,900	2,931,300
Other income	285,100	468,000	669,800	882,800

	42,192,500	33,468,900	96,186,900	69,554,800

Costs and expenses:
Cost of oil and gas well drilling operations	10,120,000	11,167,800	27,795,800	28,569,300
Cost of gas marketing activities	17,112,200	12,151,600	38,459,600	20,430,700
Oil and gas production costs	3,460,400	2,216,600	6,317,400	4,275,400
General and administrative expenses	1,186,600	1,027,400	2,364,300	2,003,100
Depreciation, depletion, and amortization	3,143,600	3,054,800	6,389,200	5,959,700
Interest	259,800	355,900	496,000	595,200

	35,282,600	29,974,100	81,822,300	61,833,400

Income before income taxes and cumulative effect of change in accounting principle	6,909,900	3,494,800	14,364,600	7,721,400

Income taxes	2,280,300	1,072,900	4,740,300	2,370,500

Net income before cumulative effect of change in accounting principle	4,629,600	2,421,900	9,624,300	5,350,900

Cumulative effect of change in accounting principle (net of taxes of $121,700)	-	-	(198,600)	-

Net income	$4,629,600	$2,421,900	$ 9,425,700	$ 5,350,900

Basic earnings per common share before accounting change	$0.29	$0.15	$0.61	$0.33

Cumulative effect of change in accounting principle	$ -	$ -	$(0.01)	$ -

Basic earnings per common share	$0.29	$0.15	$0.60	$0.33

Diluted earnings per share before accounting change	$0.29	$0.15	$0.60	$0.33

Cumulative effect of change in accounting principle	$ -	$ -	$(0.01)	-

Diluted earnings per share	$0.29	$0.15	$0.59	$0.33

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$ 9,425,700	$ 5,350,900
Adjustments to net income to reconcile to cash used in operating activities:
Deferred federal income taxes	3,196,900	1,850,600
Depreciation, depletion & amortization	6,389,200	5,959,700
Cumulative effect of change in accounting principle	198,600	-
Accretion of asset retirement obligation	18,000	-
Gain from sale of assets	(116,600)	(8,000)
Leasehold acreage expired or surrendered	1,289,300	600,900
Amortization of stock award	2,700	2,700
Increase in current assets	(5,426,800)	(1,860,200)
Decrease (increase) in other assets	2,094,200	(43,100)
Decrease in current liabilities	(19,279,100)	(30,748,600)
(Decrease) increase in other liabilities	(1,819,700)	401,500

Total adjustments	(13,453,300)	(23,844,500)

Net cash used in operating activities	(4,027,600)	(18,493,600)

Cash flows from investing activities:
Capital expenditures	(39,124,800)	(3,558,400)
Proceeds from sale of leases	684,800	552,300
Proceeds from sale of fixed assets	125,700	8,000

Net cash used in investing activities	(38,314,300)	(2,998,100)

Cash flows from financing activities:
Net proceeds from/(retirement of) long-term debt	23,000,000	(1,300,000)
Repurchase and cancellation of treasury stock	(606,000)	(3,616,300)

Net cash provided by (used in) financing activities	22,394,000	(4,916,300)

Net decrease in cash and cash equivalents	(19,947,900)	(26,408,000)

Cash and cash equivalents, beginning of period	51,023,500	48,175,600

Cash and cash equivalents, end of period	$ 31,075,600	$ 21,767,600

See accompanying notes to condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$4,629,600	$2,421,900	$9,425,700	$5,350,900
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	-	-	-	-

Pro forma net income	$4,629,600	$2,421,900	$9,425,700	$5,350,900

Pro forma basic earnings per share	$0.29	$0.15	$0.60	$0.33

Pro forma diluted earnings per share	$0.29	$0.15	$0.59	$0.33

3. Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

4. Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

5. Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three months and six months ended June 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Weighted average common shares outstanding	15,645,743	15,757,228	15,687,020	16,000,140

Weighted average common and
common equivalent shares outstanding	16,175,749	16,102,670	16,095,955	16,336,998

Net income before cumulative effect of change in accounting principle	$ 4,629,600	$2,421,900	$9,624,300	$5,350,900

Cumulative effect of change in accounting principle (net of taxes of $121,700)	-	-	(198,600)	-

Net income	$4,629,600	$ 2,421,900	$ 9,425,700	$5,350,900

Basic earnings per common share before accounting change	$0.29	$0.15	$0.61	$0.33

Cumulative effect of change in accounting principle	$ -	$ -	$(0.01)	$ -

Basic earnings per common share	$0.29	$0.15	$0.60	$0.33

Diluted earnings per share before accounting change	$0.29	$0.15	$0.60	$0.33

Cumulative effect of change in accounting principle	$ -	$ -	(0.01)	$ -

Diluted earnings per share	$0.29	$0.15	$0.59	$0.33

6. Business Segments (Thousands)

PDC's operating activities can be divided into three major segments: drilling and development, natural gas sales, and well operations. The Company drills natural gas wells for Company-sponsored drilling partnerships and purchases an interest in each partnership. The Company also engages in oil and gas sales to residential, commercial and industrial end-users. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
REVENUES
Drilling and Development	$11,866	$13,256	$33,364	$34,425
Natural Gas Sales	28,272	18,319	58,736	31,316
Well Operations	1,769	1,425	3,417	2,931
Unallocated amounts (1)	285	469	670	883
Total	$42,192	$33,469	$96,187	$69,555

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SEGMENT INCOME BEFORE INCOME TAXES
Drilling and Development	$1,746	$2,088	$5,568	$5,856
Natural Gas Sales	5,687	2,140	9,694	2,742
Well Operations	717	327	1,451	1,038
Unallocated amounts (2)
General and Administrative expenses	(1,187)	(1,028)	(2,364)	(2,003)
Interest expense	(260)	(356)	(496)	(595)
Other (1)	207	324	512	683
Total	$ 6,910	$ 3,495	$14,365	$ 7,721

	June 30, 2003	December 31, 2002
SEGMENT ASSETS
Drilling and Development	$ 16,362	$ 31,279
Natural Gas Sales	191,973	162,232
Well Operations	10,818	10,706
Unallocated amounts
Cash	-	1,736
Other	7,713	6,299
Total	$226,866	$212,252

(1) Includes interest on investments and partnership management fees which are not allocated in assessing segment performance.

(2) Items which are not allocated in assessing segment performance.

7. Comprehensive Income

Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the six months ended June 30, 2003 and 2002.

	2003	2002
Net Income before cumulative effect of change in accounting principle	$ 9,624,300	$5,350,900

Cumulative effect on prior years of SFAS 143 - "Accounting for Asset Retirement Obligations" (net of taxes of $121,700)	(198,600)	-

Net income	9,425,700	5,350,900

Other Comprehensive Loss (net of tax):
Reclassification adjustment for settled contracts included in net income (net of tax of $435,000 and $66,400, respectively)	709,700	(108,400)
Change in fair value of outstanding hedging positions (net of tax of $1,123,800 and $49,100, respectively)	(1,833,500)	(80,100)
Other Comprehensive Loss	(1,123,800)	(188,500)

Comprehensive Income	$8,301,900	$5,162,400

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

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by investors, is currently approximately $2,803,000. The Company has adequate liquidity to meet this obligation.

The Company is not party to any legal action that would materially affect the Company's results of operations or financial condition.

9. Common Stock Repurchase

On March 13, 2003 the Company publicly announced the authorization by its Board of Directors to repurchase up to 5% of the Company's common stock (785,000 shares). This program is scheduled to expire on December 31, 2004. The following activity has occurred since inception of the plan on March 13, 2003 until June 30, 2003.

Month of Purchase	March, 2003	April, 2003

Average Price paid per share	$6.08	$6.48

Broker/Dealer	McDonald Investments	McDonald Investments

Number of Shares Purchased	46,500	49,900

Remaining Number of Shares to Purchase	738,500	688,600

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

11. Acquisition of Oil and Gas Properties

During the second quarter of 2003 the Company completed the purchase of natural gas properties in the Denver-Julesburg Basin in northeastern Colorado for $28 million from Williams Production RMT Company, a subsidiary of The Williams Companies, Inc. of Tulsa, OK. The effective date of the purchase was April 1, 2003. Funding for the acquisition was provided from the Company's bank credit facility with Bank One N.A. and BNP Paribas.

The company estimates the acquisition includes approximately 22.6 billion cubic feet (Bcf) of proved developed producing (PDP) and 3.4 Bcf of proved developed non-producing reserves (PDNP) from 166 wells. All of the reserves are natural gas. The acquired property may also include up to 150 additional locations, subject to approval of revised spacing from the State of Colorado. The estimated PDNP reserves are expected to be available through the use of additional equipment to remove produced water from wells, a technique that has already proven successful in a number of the wells being purchased.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2003 Compared with June 30, 2002

Revenues. Total revenues for the three months ended June 30, 2003 were $42.2 million compared to $33.5 million for the three months ended June 30, 2002, an increase of approximately $8.7 million, or 26.0 percent. Such increase was primarily a result of increased sales from gas marketing activities and oil and gas sales offset in part by lower drilling revenues. Drilling revenues for the three months ended June 30, 2003 were $11.9 million compared to $13.3 million for the three months ended June 30, 2002, a decrease of approximately $1.4 million or 10.5 percent. Such decrease was primarily due to the smaller number of net wells drilled for the PDC 2003-A Partnership due in part to a larger participation by the Company and the pace of drilling in the Pieance Basin. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the three months ended June 30, 2003 were $17.4 million compared to $12.0 million for the three months ended June 30, 2002, an increase of approximately $5.4 million or 45.0 percent. Such increase was due to natural gas sold at higher average sales prices offset in part by lower volumes sold. Oil and gas sales from the Company's producing properties for the three months ended June 30, 2003 were $10.9 million compared to $6.4 million for the three months ended June 30, 2002, an increase of $4.5 million or 70.3 percent. The increase was due to increased volumes sold at higher average sales prices of oil and natural gas. The volume of natural gas sold for the three months ended June 30, 2003 was 2.1 million Mcf at an average sales price of $4.34 per Mcf compared to 1.6 million Mcf at an average sales price of $2.99 per Mcf for the three months ended June 30, 2002. Oil sales were 58,000 barrels at an average sales price of $29.52 per barrel for the three months ended June 30, 2003 compared to 61,000 barrels at an average sales price of $24.95 per barrel for the three months ended June 30, 2002. The increase in natural gas volumes was the result of the Company's increased investment in oil and gas properties, primarily the Williams property acquisition, effective April 1, 2003 and recompletions of existing wells. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas prices declined dramatically at the end of 2001 and during the entire first quarter of 2002. However, in the second quarter of 2002, the Company saw a significant strengthening of natural gas prices in its Appalachian and Michigan producing areas. Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Company believes the lower prices in the Rocky Mountain Region, including Colorado, resulted from increasing local supplies that exceeded the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Company believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region. The Company has commodity price hedging contracts for production from July 2003 through December 2004 to protect against possible short-term price weaknesses.

Well operations and pipeline income for the three months ended June 30, 2003 was $1.8 million compared to $1.4 million for the three months ended June 30, 2002, an increase of approximately $400,000 or 28.6 percent. Such increase was due to an increase in the number of wells and pipelines operated by the Company. Other income for the three months ended June 30, 2003 was $285,000 compared to $468,000 for the three months ended June 30, 2002, a decrease of approximately $183,000. Such decrease was due to lower interest income resulting from the lower interest rates.

Production by area of operations:
	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Equivalents (Mcfe)	Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Equivalents (Mcfe)
Appalachian Basin	1,212	468,884	476,156	1,203	516,146	523,364
Michigan Basin	1,462	447,847	456,619	2,107	542,437	555,079
Rocky Mountains	55,618	1,201,739	1,535,447	57,841	555,396	902,442
Total	58,292	2,118,470	2,468,222	61,151	1,613,979	1,980,885

Average Price	$29.52	$4.34	$4.42	$24.95	$2.99	$3.21

Costs and expenses. Costs and expenses for the three months ended June 30, 2003 were $35.3 million compared to $30.0 million for the three months ended June 30, 2002, an increase of approximately $5.3 million or 17.7 percent. Such increase was primarily the result of increased cost of gas purchased for gas marketing activities. Oil and gas well drilling operations costs for the three months ended June 30, 2003 were $10.1 million compared to $11.2 million for the three months ended June 30, 2002, a decrease of approximately $1.1 million or 9.8 percent. Such decrease was due to the reduced drilling activity referred to above. The cost of gas marketing activities for the three months ended June 30, 2003 were $17.1 million compared to $12.2 million for the three months ended June 30, 2002, an increase of $4.9 million or 40.2 percent. The increase was due to the significantly higher average purchase prices of natural gas purchased and marketed offset in part by lower volumes purchased for resale. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the three months ended June 30, 2003 were $3.5 million compared to $2.2 million for the three months ended June 30, 2002, an increase of approximately $1.3 million or 59.1% percent. Such increase was due to the increased production costs and severance and property taxes on the increased volumes and higher sales prices of natural gas and oil sold along with the increased number of wells and pipelines operated by the Company. General and administrative expenses for the three months ended June 30, 2003 increased to $1.2 million compared with $1.0 million for the three months ended June 30, 2002. Depreciation, depletion, and amortization costs for the three months ended June 30, 2003 increased to $3.1 million from approximately $3.0 million for the three months ended June 30, 2002. The increase was due to the increased production and investment in oil and gas properties by the Company offset in part by reduction in the average carrying cost of oil and gas reserves in Colorado which resulted from the second quarter property acquisition. Interest costs for the three months ended June 30, 2003 were $260,000 compared to $356,000 for the three months ended June 30, 2002.

Net income. Net income for the three months ended June 30, 2003 was $4.6 million compared to a net income of $2.4 million for the three months ended June 30, 2002, an increase of approximately $2.2 million or 91.7 percent.

Six Months Ended June 30, 2003 Compared with June 30, 2002

Revenues. Total revenues for the six months ended June 30, 2003 were $96.2 million compared to $69.6 million for the six months ended June 30, 2002, an increase of approximately $26.6 million or 38.2 percent. The increase was primarily a result of increased sales from gas marketing activities and oil and gas sales. Drilling revenues for the six months ended June 30, 2003 were $33.4 million compared to $34.4 million for the six months ended June 30, 2002, a decrease of $1.0 million or 2.9 percent. Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the six months ended June 30, 2003 were $39.0 million compared to $20.4 million for the six months ended June 30, 2002, an increase of approximately $18.6 million or 91.2 percent. Such increase due to natural gas sold at significantly higher average sales prices offset in part by lower volumes sold. Oil and gas sales from the Company's producing properties for the six month ended June 30, 2003 were $19.8 million compared to $10.9 million for the six months ended June 30, 2002, an increase of $8.9 million or 81.7 percent. The increase was due to increased volumes sold at significantly higher average sales prices of oil and natural gas. The volume of natural gas sold for the six months ended June 30, 2003 was 3.8 million Mcf at an average sales price of $4.41 per Mcf compared to 3.2 million Mcf at an average sales price of $2.57 per Mcf for the six months ended June 30, 2002. Oil sales was 115,000 barrels at an average sales price of $27.80 per barrel for the six months ended June 30, 2003 compared to 124,000 barrels at an average sales price of $21.46 per barrel for the six months ended June 30, 2002. The increase in natural gas volumes was the result of the Company's increased investment in oil and gas properties, primarily the Williams property acquisition, effective April 1, 2003 and recompletions on existing wells. Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. Natural gas prices declined dramatically at the end of 2001 and during the entire first quarter of 2002. However, in the second quarter of 2002, the Company saw a significant strengthening of natural gas prices in its Appalachian and Michigan producing areas. Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first quarter of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Company believes the low prices in the Rocky Mountain Region, including Colorado, resulted from increasing local supplies that exceeded the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Company believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region. The Company has commodity price hedging contracts for production from July 2003 through December 2004 to protect against possible short-term price weaknesses. Well operations and pipeline income for the six three months ended June 30, 2003 was $3.4 million compared to $2.9 million for the six months ended June 30, 2002, an increase of approximately $500,000 or 17.2 percent. Such increase was due to an increase in the number of wells and pipelines operated by the Company. Other income for the six months ended June 30, 2003 was $670,000 compared to $883,000 for the six months ended June 30, 2002, a decrease of approximately $213,000. The decrease was due to lower interest income resulting from the lower interest rates.

Production by area of operations:
	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Equivalents (Mcfe)	Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Equivalents (Mcfe)
Appalachian Basin	2,014	973,446	985,530	2,728	1,048,167	1,064,535
Michigan Basin	3,294	933,075	952,839	4,605	1,109,796	1,137,426
Rocky Mountains	109,827	1,855,274	2,514,236	116,887	1,038,365	1,739,687
Total	115,135	3,761,795	4,452,605	124,220	3,196,328	3,941,648

Average Price	$27.80	$4.41	$4.44	$21.46	$2.57	$2.76

Costs and expenses. Costs and expenses for the six months ended June 30, 2003 were $81.8 million compared to $61.8 million for the six months ended June 30, 2002, an increase of approximately $20.0 million or 32.4 percent. Such increase was primarily the result of increased cost of gas purchased for gas marketing activities and oil and gas production costs. Oil and gas well drilling operations costs for the six months ended June 30, 2003 were $27.8 million compared to $28.6 million for the six months ended June 30, 2002, a decrease of approximately $800,000 or 2.8 percent. The cost of gas marketing activities for the six months ended June 30, 2003 were $38.5 million compared to $20.4 million for the six months ended June 30, 2002, an increase of $18.1 million or 88.7 percent. The increase was due to the significantly higher average purchase prices of natural gas purchased and marketed offset in part by lower volumes purchased for resale. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period. Oil and gas production costs from the Company's producing properties for the six months ended June 30, 2003 were $6.3 million compared to $4.3 million for the six months ended June 30, 2002, an increase of approximately $2.0 million or 46.5% percent. Such increase was due to the increased production costs and severance and property taxes on the increased volumes and higher sales volumes of natural gas and oil sold along with the increased number of wells and pipelines operated by the Company. General and administrative expenses for the six months ended June 30, 2003 increased to $2.4 million compared with $2.0 million for the six months ended June 30, 2002. Depreciation, depletion, and amortization costs for the six months ended June 30, 2003 were $6.4 million compared to $6.0 million for the six months ended June 30, 2002, an increase of approximately $400,000 or 6.7 percent. The increase was due to the increased production and investment in oil and gas properties by the Company offset in part by reduction in the average carrying cost. of oil and gas reserves in Colorado which resulted from the second quarter property acquisition. Interest costs for the three months ended June 30, 2003 were $500,000 compared to $600,000 for the six months ended June 30, 2002.

Change in Accounting Principle. The Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" on January 1, 2003 and booked the cumulative effect on prior years of $198,600 (net of taxes of $121,700).

Net income. Net income for the six months ended June 30, 2003 was $9.4 million compared to a net income of $5.4 million for the six months ended June 30, 2002, an increase of approximately $4.0 million or 74.1 percent.

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

Colorado gas prices have been adversely affected by an increase in the negative "basis" between NYMEX and Colorado prices. In the past, natural gas produced by the Company in Colorado has sold for less than the Company's prices received in the Michigan and Appalachian basins, but the Company's Colorado development costs have been less than the costs per Mcfe of development in the Michigan and Appalachian basins. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production during the summer months. Higher winter demand by local Rocky Mountain markets improved gas prices during the first half of 2003, and the recent start-up of the Kern River Pipeline expansion project should help to correct this problem in the coming months. Several other pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve to be better in the remainder of 2003 than it was in 2002.

Because of the uncertainty surrounding natural gas prices we have used various hedging instruments to manage some of the impact of fluctuations in prices. Through December of 2004 we have in place a series of floors and ceilings on part of our natural gas production. Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. During the three months ended June 30, 2003 the Company averaged natural gas volumes sold of 706,200 Mcf per month and oil sales of 19,400 barrels per month. The positions in effect as of June 30, 2003 on the Company's share of production are shown in the following table:
	Floors		Ceilings
Month	Monthly Quantity Mmbtu	Contract Price	Monthly Quantity Mmbtu	Contract Price
NYMEX Based Hedges - Appalachian and Michigan Basins
Jul 2003	114,000	$3.40	57,000	$3.80
	122,000	$4.50	122,000	$5.40
	114,000	$4.65
Aug 2003	114,000	$3.40	57,000	$3.80
	122,000	$4.50	122,000	$5.40
	114,000	$4.50
Sep 2003	114,000	$3.40	57,000	$3.80
	122,000	$4.50	122,000	$5.30
	114,000	$4.30
Oct 2003	114,000	$3.40	57,000	$3.80
	122,000	$4.50	122,000	$5.30
	114,000	$4.25
Nov 2003	114,000	$4.30	57,000	$5.20
Dec 2003	114,000	$4.45	57,000	$5.30
Jan 2004	114,000	$4.45	57,000	$5.40
Feb 2004	114,000	$4.30	57,000	$5.25
Mar 2004	114,000	$4.20	57,000	$5.00
Colorado Interstate Gas (CIG) Based Hedges (Piceance Basin)
Jul 2003	32,000	$2.50	8,000	$3.13
Aug 2003	32,000	$2.50	8,000	$3.13
Sep 2003	32,000	$2.50	8,000	$3.13
Oct 2003	32,000	$2.50	8,000	$3.13
Nov 2003	20,000	$3.50	20,000	$5.255
Dec 2003	20,000	$3.50	20,000	$5.255
Jan 2004	20,000	$3.50	20,000	$5.255
Feb 2004	20,000	$3.50	20,000	$5.255
Mar 2004	20,000	$3.50	20,000	$5.255
NYMEX Based Hedges (DJ Basin Northeast Colorado)
Jul 2003 - Dec 2004	150,000	$4.50

The Company hedges prices for its partners' share of production as well as its own production. Actual wellhead prices will vary based on local contract conditions, gathering and other costs and factors.

Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. Since the percentage of the Company's production reflected by oil sales has increased to 16%, variations in oil prices will have a greater impact on the Company than in the past. The Company also has in place as of June 30, 2003 hedges on 4,800 barrels a month for its Wattenburg Field oil production for the period from July 2003 through December 2003 at a price of $30.00 per barrel.

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

The Company closed its first drilling program of 2003 in the second quarter and has drilled the wells in the second and third quarters of 2003. This first program of 2003 closed with investor subscriptions of $8.5 million compared to $7.1 million for the first program of 2002. To date, the second drilling program of 2003 is running significantly ahead of the second drilling program of 2002 and is expected to close in early September with higher investor subscriptions than last year's program. The wells of the second drilling program will be drilled in the third and fourth quarters of 2003. Additional programs are scheduled to close in November and December 2003. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. No assurance can be made that the Company will continue to receive this level of funding from these future programs.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may tender their partnership units for repurchase at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if such units are tendered, subject to the Company's financial ability to do so. The maximum annual 10% repurchase obligation, if tendered by the investors, is currently approximately $2,803,000. The Company has adequate liquidity to meet this obligation.

On March 13, 2003 the Company publicly announced a common stock repurchase program to repurchase up to 5% of the Company's outstanding common stock (785,000 shares) expiring on December 31, 2004. From inception of the program until June 30, 2003, the Company has repurchased 96,400 shares at an average price of $6.29 per share. The Company intends to fund this repurchase of common stock through internally generated cash flow.

The Company has a credit facility with Bank One, NA and BNP Paribas of $100 million subject to adequate oil and natural gas reserves. The current borrowing base is $80.0 million, of which the Company has activated $50.0 million of the facility. As of June 30, 2003, the outstanding balance on the line of credit was $48.0 million of which $10.0 million was subject to an interest rate swap at a rate of 8.39% and the remaining $38.0 million was subject to a prime rate of 4.25%. The line of credit is at prime, with LIBOR alternatives available at the discretion of the Company. No principal payments are required until the credit agreement expires on July 3, 2005.

A summary of Company's contractual obligations and due dates are as follows:
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$38,000,000	-	$38,000,000	-	-
Operating Leases	1,029,700	$757,400	272,300	-	-
Asset Retirement Obligations	689,500	-	50,000	$50,000	$589,500
Other Liabilities	2,317,500	-	170,000	300,000	1,847,500
Total	$42,036,700	$757,400	$38,492,300	$350,000	$2,437,000

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

Open Disclosure Issues with the Securities and Exchange Commission

The Company has been advised by the Staff of the SEC that it, in consultation with the Staff of the Financial Standards Accounting Board, is considering certain implementation issues in the application of provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), to companies in the extractive industries, including oil and gas companies. The Staff of the SEC is considering whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and all other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. The Staff is also considering whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

Interest Rate Risk

There have been no material changes in the reported market risks faced by the Company since December 31, 2002.

Commodity Price Risk

The Company utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales and marketing activities. These instruments consist of NYMEX and Colorado Interstate-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity. The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2003, PDC had entered into a series of natural gas future contracts and options contracts. The fair value of these floors and ceilings as of June 30, 2003 is ($511,200). Open future contracts maturing in 2003-2005 are for the sale of 4,070,000 Mmbtu of natural gas with a weighted average price of $4.43 Mmbtu resulting in a total contract amount of $18,032,700, and a fair market value of $(3,673,400). Open option contracts are for the sale of 913,700 Mmbtu of natural gas with an average ceiling price of $4.96 and for the sale of 4,499,900 Mmbtu of natural gas with an average floor price of $4.29 and a fair market value of ($511,200).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal actions that would materially affect the Company's operations or financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Name	Exhibit Number
Articles of Incorporation	3.1	Incorporated by reference to Exhibit 3.1 of Form S-2 filed September 25, 1997, SEC File Number 333-36369
By Laws	3.2	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on January 24, 2003

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

(b) Reports on Form 8-K during the quarter ended June 30, 2003

Form 8-K current report dated May 6, 2003, under Item 5. "Other Matters" the Company issued a news release announcing the close of the first 2003 drilling program.

Form 8-K current report dated May 7, 2003, under Item 5. "Other Matters", On May 7, 2003, the Company issued a news release announcing 1st quarter 2003 earnings.

Form 8-K current report dated May 13, 2003, under Item 5. "Other Matters", On May 12, 2003, the Company issued a news release announcing the acquisition of producing properties.

Form 8-K current report dated May 13, 2003, under Item 5. "Other Matters", On June 25, 2003, the Company issued a news release announcing completion of purchase of Colorado properties from The Williams Companies, Inc (NYSE:WMB).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Petroleum Development Corporation (Registrant)

Date: August 4, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 4, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer