Form 10-K/A
period 2004-12-31
PETROLEUM DEVELOPMENT CORP
filed 2005-12-13
CIK 77877

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes __  No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes X No

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

2005 Restatement

Overview

As previously announced in a Current Report on Form 8K as filed with the Securities and Exchange Commission on October 17, 2005, the Company identified that certain derivative transactions, certain aspects of the Company's oil and gas property accounting including methods used to calculate depreciation for oil and gas properties and possible impairments of the carrying values of those properties, incorrect interpretation of a new accounting standard and certain aspects of its income tax provision were accounted for improperly. Accordingly this amendment to Petroleum Development Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate consolidated financial statements for the years 2004, 2003, and 2002; other financial information for the years 2001 and 2000 and each of the quarters in 2004, 2003 and 2002 is being filed to correct the errors identified by the Company in its accounting for derivative transactions, for certain aspects of the Company's oil and gas property accounting including methods used to calculate depreciation for oil and gas properties, and impairments of the carrying value of those properties,  incorrect adoption of an accounting standard and accounting for its income tax provision. The restatement had no effect on our cash flows.

This non-cash restatement had the following effect on Net Income:

	Year ended December 31,
(In thousands)	2004	2003	2002	2001	2000

Net income as previously reported	$34,061	$22,619	$9,284	$14,968	$10,681

Adjustments to net income	(833)	(2,207)	(403)	(8,080)	(697)

Restated net income	$33,228	$20,412	$8,881	$6,888	$9,984

This non-cash restatement had the following effect on Stockholders' Equity:
	December 31,
	2004	2003	2002	2001	2000
Stockholders' equity as
previously reported	$164,673	$123,605	$101,122	$96,773	$82,257

Adjustments to Stockholders'
equity	(10,652)	(11,046)	(8,235)	(9,157)	(1,534)

Restated Stockholders' equity	$154,021	$112,559	$92,887	$87,616	$80,723

We have also determined that control deficiencies related to the accounting for derivatives, the Company's oil and gas property accounting, adoption of an accounting standard and its income tax accounting, constituted material weaknesses in our internal control over financial reporting as of December 31, 2004. See "Item 9A-Controls and Procedures."

Except for the amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date.  Among other things, forward looking statements made in the original filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the original filing (other than the restatement), and such forward looking statements should be read in their historical context.  The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2004.  For this reason, the consolidated financial statements, reports of our independent registered public accounting firm and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

History of Accounting Issues

As a part of its preparation of the financial statements for the quarter ended June 30, 2005, the Company undertook a review of its accounting for oil and gas derivatives. The Company uses derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. The Company included changes from period to period in the fair value of derivatives classified as cash flow hedges ("Hedges") as increases and decreases to Accumulated Other Comprehensive Income ("AOCI") as allowed by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by the Company to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and for its natural gas marketing operations and interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. The Company believed that its longstanding derivative accounting treatment was permitted under FAS 133. However, after a review of the applicable derivative accounting rules, the Company's accounting policies and documentation of the Company's derivatives, management determined that the Company's derivatives did not qualify for Hedge accounting under FAS 133. The management of the Company reported its determination to the Audit Committee and with the approval of the Committee postponed the filing of its second quarter financial statements until the appropriate accounting could be determined and completed.

In conjunction with the work to correct the Hedge accounting, the Company conducted a thorough review of its financial statements and accounting policies.  As a result of the review additional issues were identified that were incorrectly accounted for and needed to be corrected.  After determining the impact of the required changes the Company determined that restatements of previously filed financial reports were necessary. These previously filed financial reports should not be relied upon. Descriptions of the errors corrected in this restatement follow:

  The Company revised its accounting for its derivative transactions, primarily due to the reasons set forth below.  The Company used hedge accounting for derivative positions that did not qualify for hedge accounting. These errors began in the first quarter of 2001, the effective date of FAS 133, and continued through the first quarter of 2005.

a.        The Company did not have sufficient documentation required for these derivatives to qualify for hedge accounting treatment and did not test them periodically for effectiveness as required by FAS 133.

b.       The Company did not record the fair value of certain natural gas purchases and sales contracts which were deemed to be derivatives on its consolidated balance sheet, and changes in fair value were not recorded in earnings.

c.        The Company reported the fair value of derivative transactions entered into on behalf of its affiliated partnerships on the balance sheet net of the amount due to/from the partnerships.  The fair value of these derivative transactions should have been reported at gross.

  The Company revised its accounting for oil and gas properties primarily due to the following reasons.

a.        The Company's division of its oil and gas properties into fields for calculation of depreciation and depletion and for the determination of impairments was not consistent with applicable rules in FAS 19. According to FAS 19, a field is defined to be "an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition". In accounting for its oil and gas properties, the Company included areas that should have been treated as separate fields as part of a single field. The financial impacts of corrections to divide the Company's oil and gas properties into revised fields were included in the restated financial statements.

b.       It was determined that certain policies and procedures the Company followed for calculating quarterly depreciation were incorrect. The Company utilized the previous annual oil and gas reserve reports to estimate quarterly depreciation and adjusted the yearly depreciation based upon the new oil and gas reserve report at the end of the next year.  However, each interim period's depreciation must stand on its own and should not be adjusted at the year end upon the issuance of a new oil and gas reserve report.  The financial impacts of corrections to calculate each interim period's depreciation on its own were included in the restated financial statements.

c.        The Company also used its proved developed reserves, as defined by Securities and Exchange Commission rules, to calculate depreciation. The Company's proved developed reserves included the anticipated recompletion of the Codell formation in Wattenberg Field in Colorado as well as behind pipe zones in the Appalachian Basin.  After reviewing the rules, the Company concluded that both the future estimated costs and the reserves from these "behind pipe reserves" should be excluded in calculating the depreciation amounts. This change resulted in increases in depreciation compared to the method previously used by the Company until the recompletions and behind pipe reserves are completed. The financial impacts of corrections to exclude both the future estimated costs and the reserves from these "behind pipe reserves" in calculating depreciation amounts were included in the restated financial statements.

  The Company revised its accounting for its asset retirement obligations due to the following reason.
    The Company interpreted FAS No. 143 as requiring the recording of a liability based on the probable occurrence of certain conditional future events. The Company incorrectly based its estimates of future disposal costs of wells on its historical record of disposing of its wells in ways that transferred asset retirement costs to other parties. The Company has concluded that a liability should be recognized when a legal obligation exists, regardless of conditional future events, and that the full fair value of potential future disposal costs should have been recorded despite the Company's historical practice of transferring most of the obligation to other parties.  This error began in the first quarter of 2003, the effective date of FAS No.143, and continued through the first quarter of 2005 and is being corrected through this restatement.
  The Company revised its accounting for its provision for income taxes in its financial statements due to the following reason.
     The Company incorrectly determined the portion of the percentage depletion of oil and gas properties for tax purposes which was treated as a permanent difference in the calculation of its tax provision, and incorrectly determined the classification of certain accrued and deferred income tax balances.

During the review and its determination of the magnitude of the errors, management of the Company reported its progress to the Audit Committee, KPMG LLP and to the Board of Directors.  On the basis of its analysis of the errors, the management recommended to the Audit Committee and the Board of Directors on October 17, 2005 that previously reported financial results should be restated to reflect the correction of the errors.  The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on October 17, 2005 that the previously reported results for Petroleum Development Corporation be restated to correct the errors in the accounting for derivatives and in the Company's oil and gas property accounting.  In light of the restatement the Board of Directors also determined that the financial statements and other information containing the errors should no longer be relied upon.

Based on the information to date, these accounting issues did not influence incentive or other compensation in the past.  Going forward the adjustments in the restated financials will not be used to influence positively any person's compensation.

Restatement

In response to the issues raised by the review of the Company's accounting policies and procedures described above:

1.        We have completed a review of the documentation and accounting for derivative transactions used by the Company for its commodity based derivative transactions and interest rate swap.

2.        We will account for existing and future derivative transactions as non-hedges unless they meet all of the requirements for treatment as cash flow hedges including the appropriate documentation.

3.        We have revised our division of properties into fields to correspond with the definition of "fields" according to FAS 19.

4.        We have revised our policies and procedures for calculating depreciation, depletion and amortization to correct the errors previously identified.

5.        We have revised our policies and procedures for calculating asset retirement obligations to correct errors previously identified.

6.        We have revised our policies and procedures for calculating our income tax provision to correct errors previously identified.

7.        We have implemented extensive employee training and purchased additional financial and tax reporting software programs.

8.        We have obtained the sources of a derivatives expert and are in the process of obtaining an oil and gas accounting and income tax specialist for consulting and review services.

We have restated the previously issued financial statements to reverse the effects of the incorrect use of hedge accounting, the errors in oil and gas property accounting, the error in calculating the asset retirement obligations, and the error in income taxes.

Effects of the Restatement

The following tables set forth the effects of the restatement relating to the derivatives transactions, the property accounting, implementation of FAS 143 and income taxes on the affected line items within the Company's previously reported Consolidated Statements of Income for the years 2004, 2003, 2002, 2001, and 2000 and for each of the quarters in the years 2004, 2003 and 2002.

Effects on Statements of Income

Income(expense)(in thousands;	Year ended December 31,
per-share amounts in dollars)	Total	2004	2003		2002	2001	2000
Other income	$ 87	$ -	$ 87		$ -	$ -	$ -
Depreciation, depletion, and
amortization	(3,903)	(198)	(1,159)		(498)	(1,004)	(1,044)
Disqualification of the use of
hedge accounting	(788)	(535)	1,110		(517)	(846)	-
Asset retirement obligation(1)	(4,079)	(392)	(3,687)		-	-	-
Impairment of oil and gas
properties	(10,542)	-	-		-	(10,542)	-
Provision for income taxes	7,005	292	1,442	(2)	612	4,312	347
Net decrease in reported
net income	$ (12,220)	$ (833)	$ (2,207)		$ (403)	$ (8,080)	$ (697)

Per-share amounts before
cumulative effect of change
in accounting principle(3):		2004	2003		2002	2001	2000
Basic, as reported		$ 2.10	$ 1.46		$ 0.59	$ 0.92	$ 0.66
Adjustment		$ (0.05)	$ (0.01)		$ (0.03)	$ (0.50)	$ (0.04)
Basic, as restated		$ 2.05	$ 1.45		$ 0.56	$ 0.42	$ 0.62

Diluted, as reported		$ 2.05	$ 1.40		$ 0.58	$ 0.90	$ 0.65
Adjustment		$ (0.05)	$ (0.01)		$ (0.03)	$ (0.49)	$ (0.04)
Diluted, as restated		$ 2.00	$ 1.39		$ 0.55	$ 0.41	$ 0.61

Per-share amounts after
cumulative effect of change in
accounting principle (3):
Basic, as reported		$ 2.10	$ 1.45		$ 0.59	$ 0.92	$ 0.66
Adjustment		$ (0.05)	$ (0.15)		$ (0.03)	$ (0.50)	$ (0.04)
Basic, as restated		$ 2.05	$ 1.30		$ 0.56	$ 0.42	$ 0.62

Diluted, as reported		$ 2.05	$ 1.39		$ 0.58	$ 0.90	$ 0.65
Adjustment		$ (0.05)	$ (0.14)		$ (0.03)	$ (0.49)	$ (0.04)
Diluted, as restated		$ 2.00	$ 1.25		$ 0.55	$ 0.41	$ 0.61

(1)    Includes additional cumulative effect of change in accounting principle of approximately $3,343,000 in 2003 plus additional related accretion of approximately $392,000 and $344,000 in 2004 and 2003, respectively.

(2)    $1,270,300 of this amount is included in the cumulative effect of change in accounting principle.

(3)    As described in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations in 2003. The implementation of FAS 143 is also restated in this restatement.

Quarterly Data	2004
Income (expense)(in thousands;	Total		First		Second	Third	Fourth
per-share amounts in dollars)			Quarter		Quarter	Quarter	Quarter
Depreciation, depletion, and amorization	$ (198)		$ (36)		$ 212	$ 106	$ (480)
Asset retirement obligation	(392)		(97)		(98)	(99)	(98)
Disqualification of the use of
hedge accounting	(535)		(1,013)		(374)	(1,206)	2058
Provision for income taxes	292		412		84	423	(627)
Net increase (decrease) in reported
net income	$ (833)		$ (734)		$ (176)	$ (776)	$ 853

			First		Second	Third	Fourth
Earnings per share			Quarter		Quarter	Quarter	Quarter
Basic, as reported			$0.53		$0.53	$0.53	$0.50
Adjustment			(0.04)		(0.01)	(0.04)	0.05
Basic, as restated			$0.49		$0.52	$0.49	$0.55

Diluted, as reported			$0.52		$0.52	$0.52	$0.49
Adjustment			(0.05)		(0.01)	(0.05)	0.05
Diluted, as restated			$0.47		$0.51	$0.47	$0.54

	2003
Income (expense)(in thousands;	Total		First		Second	Third	Fourth
per-share amounts in dollars)			Quarter		Quarter	Quarter	Quarter
Other income	87		$ -		$ -	$ -	87
Depreciation, depletion, and amorization	(1,159)		100		(450)	103	(912)
Asset retirement obligation(1)	(3,687)		(3,420)		(85)	(87)	(95)
Disqualification of the use of
hedge accounting	1,110		(436)		928	1,264	(646)
Provision for income taxes	1,442	(2)	1,404	(2)	(130)	(424)	592
Net increase (decrease) in reported
net income	(2,207)		(2,352)		263	856	(974)

			First		Second	Third	Fourth
Per-share amounts before			Quarter		Quarter	Quarter	Quarter
accounting change:
Basic, as reported			$0.32		$0.29	$0.33	$0.52
Adjustment			(0.02)		0.02	0.06	(0.07)
Basic, as restated			$0.30		$0.31	$0.39	$0.45

Diluted, as reported			$0.31		$0.29	$0.31	$0.49
Adjustment			(0.02)		0.01	0.06	(0.06)
Diluted, as restated			$0.29		$0.30	$0.37	$0.43

Per-share amounts after accounting change:
Basic, as reported			$0.31		$0.29	$0.33	$0.52
Adjustment			(0.15)		0.02	0.06	(0.07)
Basic, as restated			$0.16		$0.31	$0.39	$0.45

Diluted, as reported			$0.31		$0.29	$0.31	$0.49
Adjustment			(0.16)		0.01	0.06	(0.06)
Diluted, as restated			$0.15		$0.30	$0.37	$0.43

(1)      Includes additional cumulative effect of change in accounting principle of approximately $3,343,000 in the first quarter and additional related accretion only in the remaining quarters.

(2)      $1,270,300 of this amount is included in the cumulative effect of change in accounting principle.

Quarterly Data	2002
Income (expense)(in thousands;	Total	First	Second	Third	Fourth
per-share amounts in dollars)		Quarter	Quarter	Quarter	Quarter
Depreciation, depletion, and amorization	$ (498)	$ (183)	$ (139)	$ (98)	$ (78)
Disqualification of the use of
hedge accounting	(517)	170	45	(743)	11
Provision for income taxes	612	4	29	258	321
Net decrease in reported
net income	$ (403)	$ (9)	$ (65)	$ (583)	$ 254

		First	Second	Third	Fourth
Earnings per share		Quarter	Quarter	Quarter	Quarter
Basic, as reported		$0.18	$0.15	$0.06	$0.20
Adjustment		-	-	(0.04)	0.01
Basic, as restated		$0.18	$0.15	$0.02	$0.21

Diluted, as reported		$0.18	$0.15	$0.05	$0.20
Adjustment		-	-	(0.03)	0.01
Diluted, as restated		$0.18	$0.15	$0.02	$0.21

The only changes made in this filing from the original filing relate to the previously stated items.

For the convenience of the reader, this Form 10-K/A sets forth the original filing in its entirety.  However, this Form 10-K/A only amends and restates certain information of the original filing, in each case solely as result of and to reflect the restatement, and no other information in the original filing is amended hereby.  These items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 31.1, 31.2 and 32.1, respectively.

Amended and restated information can be located in the following sections of this 10-K/A:

●  2005 Restatement - See Note 22 in the attached Consolidated Financial Statements on Page F-30

●  Item 6

●  Item 7 and 7A

●  Item 8

●  Item 9A

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

Natural Gas Marketing

The Company's wholly-owned subsidiary, Riley Natural Gas (RNG), purchases, aggregates and resells natural gas developed by the Company and other producers. This allows the Company to diversify its operations beyond natural gas drilling and production.  RNG has established relationships with many of the natural gas producers in the Appalachian Basin and has significant expertise in the natural gas end‑user market. In addition, RNG has extensive experience in the use of economic hedging strategies, which the Company utilizes to help manage the financial impact on the Company and its Partnerships of changes in the price of natural gas and oil.  RNG also manages the marketing of oil and gas for the Company's wells outside the Appalachian Basin, but does not market gas or oil for non-affiliated producers in those areas.

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

On the basis of these models, the geologists instruct the Company's land department to obtain available natural gas leaseholds, farmouts and other development rights in these prospective areas. These rights are then obtained, if possible, by the Company's land department or contract landmen under the direction of the Company's land manager. In most cases, the Company pays a lease bonus and annual rental payments, converting, upon initiation of production, to a royalty on gross production revenue in return for obtaining the leases. In addition overriding royalty payments may be made to third parties in conjunction with the acquisition of drilling rights initially leased by others.  As of December 31, 2004, the Company had leasehold rights to approximately 164,530 acres available for development. See-- "Properties--Oil and Natural Gas Leases."

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

	Development Wells Drilled
	Total		Productive		Dry
	Drilled	Net	Drilled	Net	Drilled	Net
2000	97	27.39	97	27.39	-	-
2001	141	40.00	135	37.94	6	2.06
2002	70	13.71	70	13.71	-	-
2003	110	28.51	110	28.51	-	-
2004	157	43.00	153	42.40	4	0.60
Total	575	152.61	565	149.95	10	2.66

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

In 1984, the Company began sponsoring private drilling limited partnerships, and, in 1989, the Company began to offer partnership interests in public drilling programs registered with the SEC.  The Company's public partnerships had $100 million in subscriptions in 2004, $78.3 million in subscriptions in 2003, and $56.9 million in subscriptions in 2002. The Company generally invests, as its equity contribution to each drilling partnership, an additional sum approximating 22% of the aggregate subscriptions received for that particular drilling partnership and receives a 20% working interest in each partnership.  As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership, during 2004 this amounted to $22.0 million. The funds received from these programs are restricted to use in future drilling operations.  While funds were received by the Company pursuant to drilling contracts in the years indicated, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received.  Substantially all of the Company's drilling and development funds are now received from partnerships in which the Company serves as managing general partner. However, because wells produce for a number of years, the Company continues to serve as operator for a number of unaffiliated parties.

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

Purchases of Producing Properties

In addition to drilling new wells, the Company continues to pursue opportunities to purchase existing wells from other producers as well as greater ownership interests in the wells it operates. Generally, outside interests purchased include a majority interest in the wells and the right to operate the wells. Although the Company made several offers to purchase properties during 2004, other potential purchasers outbid the Company; therefore none of its offers were successful.  Several purchases made during 2003 as described below did contribute to the Company's increased production in 2004.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
Production(1):
Oil(MBbl)	381	289	227	195	109
Natural Gas (Mmcf)	10,372	8,712	6,462	6,085	5,737
Equivalent Mmcf(2)	12,658	10,449	7,824	7,255	6,391
Restated average sales price:
Oil (per Bbl)(3)	$38.00	$29.43	$24.41	$22.53	$29.99
Natural gas (per Mcf)(3)	$5.30	$4.58	$2.65	$4.08	$3.65
Average production cost (lifting cost)
Per equivalent Mcf(4)	$1.18	$0.98	$0.82	$0.83	$0.66

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

                (3)             The Company utilizes commodity based derivative instruments as economic hedges to manage a portion of its exposure to price volatility of its natural gas and oil sales.  The above table does not include the results of derivative transactions.

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

The Company sells its natural gas to industrial end-users, utilities, other gas marketers, and other wholesale gas purchasers. Two customers accounted for 14.1% and 11.3% respectively of the Company's revenues from oil and gas sales (7.9% and 6.3% of total revenues) in 2004. Three customers accounted for 16.4%, 17.2% and 14.2%, respectively of the Company's revenues from oil and gas sales (9.8%, 10.3% and 8.4% of total revenues) in 2003.  Two customers accounted for 22.0% and 11.5%, respectively of the Company's revenues from oil and gas sales (11.0% and 5.7% of total revenues) in 2002. No other single purchaser of the Company's natural gas accounted for 10% or more of the Company's total revenues during 2004, 2003, and 2002.

At December 31, 2004, natural gas produced by the Company sold at prices per Mcf ranging from $0.90 to $12.22, depending upon well location, the date of the sales contract and other factors.  The weighted net average price of natural gas sold by the Company during 2004 was $5.30 per Mcf.

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

The Company is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers. The Company does not refine any of its oil production. The Company's crude oil production is sold to purchasers at or near the Company's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.   One purchaser accounted for 7.8%, 10.9% and 12.5% of the Company's revenues from oil and gas sales (4.3%, 6.5% and 6.2% of total revenues) in 2004, 2003, and 2002. At December 31, 2004, oil produced by the Company sold at prices ranging from $37.25 to $49.00 per barrel, depending upon the location and quality of oil. In 2004, the weighted net average price per barrel of oil sold by the Company was $38.00.

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

Hedging Activities

The Company utilizes commodity based derivative instruments as economic hedges to manage a portion of the exposure to price volatility stemming from its oil and natural gas sales and marketing activities.  These instruments consist of NYMEX-traded natural gas futures and option contracts for Appalachian, Michigan and eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production. The contracts hedge committed and anticipated natural gas purchases and sales and anticipated oil sales, generally forecasted to occur within the next two year period. Company policy prohibits the use of natural gas or oil futures or options for speculative purposes and permits utilization of hedges only if there is an underlying physical position.

The Company through RNG has extensive experience with the use of cash-settled derivatives to reduce the risk and impact of natural gas price changes. These cash-settled derivatives are used by RNG to coordinate fixed and variable priced purchases and sales, and by the Company to "lock in" fixed prices from time to time for the Company's share of production, and to establish "floors" and "ceilings" or "collars" on the possible range of the price realized for the sale of natural gas and oil. While cash-settled derivatives can help provide price protection if spot prices drop, cash-settled derivatives can also limit upside potential.

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

Lower oil and natural gas prices may not only decrease the Company's revenues, but also may reduce the amount of oil and natural gas that the Company can produce economically. This may result in the Company having to make substantial downward adjustments to its estimated proved reserves. If this occurs or if the Company's estimates of development costs increase, production data factors change or the Company's exploration results deteriorate, successful efforts accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. The Company may incur impairment charges in the future, which could have a material adverse effect on its results of operations.

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

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline will change if production from existing wells declines in a different manner than we have estimated and can change due to other circumstances. Thus, the Company's future oil and natural gas reserves and production and, therefore, its cash flow and income are highly dependent on efficiently developing and exploiting the Company's current reserves and economically finding or acquiring additional recoverable reserves. The Company may not be able to develop, discover or acquire additional reserves to replace our current and future production at acceptable costs.

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

In order to continue to grow and maintain its profitability, the Company must annually add new reserves exceeding its yearly production at a finding and development cost that yields an acceptable operating margin and depreciation, depletion and amortization rate. Without cost effective exploration, development or acquisition activities, production, reserves and profitability will decline over time. Given the relative maturity of most gas basins in North America the cost of finding new reserves through exploration and development operations has been increasing. The acquisition market for natural gas properties has become extremely competitive among producers for additional production and expanded drilling opportunities in North America. Acquisition values climbed toward historic highs during 2004 on a per unit basis, particularly in the Rocky Mountain region, and the Company believes these values may continue to increase in 2005. This increase in finding and development costs is resulting in higher depreciation, depletion and amortization rates. If the upward trend in finding and development costs continues, the Company will be exposed to an increased likelihood of a write-down in carrying value of its natural gas and oil properties in response to falling prices, which would impair its profitability.

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

The oil and natural gas industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than the Company can, which would adversely affect the Company's competitive position. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because many companies in our industry have greater financial and human resources, the Company may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.   These factors could adversely affect the success of the Company's operations and its profitability.

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

Item 2. Properties

Summary of Productive Wells

The table below shows the number of the Company's productive gross and net wells at December 31, 2004.

	Productive Wells
	Gas		Oil
Location	Gross	Net	Gross	Net
Colorado	964	530.42	-	-
Kansas	26	18.00	-	-
Michigan	197	109.96	7	2.66
North Dakota	-	-	1.20
Pennsylvania	530	168.71	-	-
Tennessee	1	0.71	35	13.62
West Virginia	906	516.76	4	1.72
Total	2,624	1344.56	47	18.20

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

The Company's oil and natural gas reserves by region are as follows as of December 31, 2004:

			Natural Gas
	Oil	Gas	Equivalent
	(Mbbl)	(Mmcf)	(Mmcfe)%
Proved Developed Reserves
Appalachian Basin	48	41,384	41,672	25.21%
Michigan Basin	52	24,895	25,207	15.25%
Rocky Mountain Region	3,090	79,873	98,413	59.54%
Total Proved Developed Reserves	3,190	146,152	165,292	100.00%

Proved Undeveloped Reserves
Appalachian Basin	0	0	0	0.00%
Michigan Basin	0	630	630	1.21%
Rocky Mountain Region	126	50,767	51,523	98.79%
Total Proved Undeveloped	126	51,397	52,153	100.00%

Total Proved Reserves
Appalachian Basin	48	41,384	41,672	19.16%
Michigan Basin	52	25,525	25,837	11.88%
Rocky Mountain Region	3,216	130,640	149,936	68.96%
Total Proved Reserves	3,316	197,549	217,445	100.00%

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

The following restated table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows from January 1, 2004 through December 31, 2004:

Sales of oil and natural gas production, net of production costs	$(54,518,100)
Net changes in prices and production costs	38,200,100
Extensions, discoveries and improved recovery, less related costs	135,816,000
Dispositions to partnerships	(16,782,000)
Acquisitions	6,451,000
Development costs incurred during the period	36,870,000
Revisions of previous quantity estimates	(34,611,000)
Changes in estimated income taxes	(66,790,000)
Accretion of discount	(27,691,000)
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

Item 6.  Selected Restated Condensed Financial Data  -- See Note 22 on Page F-30 for Effect of the 2005 Restatement on the following data.

	Year Ended December 31,
	2004(1)	2003(1)	2002(1)	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Oil and gas well drilling operations	$119,210,500	$71,841,500	$57,149,100	$ 76,291,200	$43,194,700
Gas sales from marketing activities	94,626,800	73,131,700	43,536,400	67,070,900	71,402,400
Oil and gas sales	69,492,100	48,393,800	22,688,100	29,199,100	24,237,800
Well operations and pipeline income	8,384,500	7,347,700	6,116,200	5,604,200	5,061,600
Other income	1,945,700	3,585,800	2,853,600	3,132,400	2,540,500
Total revenue	293,659,600	204,300,500	132,343,400	181,297,800	146,437,000
Costs and expenses:
Cost of oil and gas well drilling
operations	102,830,700	61,277,800	49,166,200	65,999,900	35,244,300
Cost of gas marketing activities	92,881,200	72,361,400	43,167,700	66,545,100	71,648,500
Oil and gas production and well
operations costs	18,049,800	13,749,200	9,074,200	8,582,700	8,303,600
General and administrative expenses	4,505,600	4,974,400	4,391,900	4,145,700	3,616,900
Depreciation, depletion and amortization	18,155,900	15,312,800	12,601,500	11,582,100	7,987,500
Impairment of oil and gas properties	-	-	-	10,541,900	-
Total costs and expenses	236,423,200	167,675,600	118,401,500	167,397,400	126,800,800

Income from operations	57,236,400	36,624,900	13,941,900	13,900,400	19,636,200
Interest expense	673,700	1,195,300	1,504,800	1,898,700	1,186,000
Oil and gas price risk management loss, net	3,084,600	812,400	369,800	3,311,200	5,220,500
Income before income taxes and
cumulative effect of
change in accounting principle	53,478,100	34,617,200	12,067,300	8,690,500	13,229,700
Income taxes	20,250,500	11,933,500	3,186,200	1,803,100	3,245,600
Net income before cumulative
effect of change in accounting
principle	33,227,600	22,683,700	8,881,100	6,887,400	9,984,100
Cumulative effect of change in accounting
principle (net of taxes of $1,392,000)	-	(2,271,300)	-	-	-
Net income	$33,227,600	20,412,400	$ 8,881,100	$6,887,400	$ 9,984,100
Basic earnings per common share	$2.05	$1.30	$0.56	$0.42	$0.62
Diluted earnings per share	$2.00	$1.25	$0.55	$0.41	$0.61

	December 31,
	2004(1)	2003(1)	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total Assets	$335,028,300	$297,541,600	$201,022,200	$186,255,700	$185,439,400

Working Capital	$231,100	$7,287,800	$ 3,173,700	$ 3,310,800	$ 780,700

Long-Term Debt	$21,000,000	$53,000,000	$ 25,000,000	$ 28,000,000	$ 17,350,000

Stockholders' Equity	$154,020,600	$112,559,200	$92,886,600	$ 87,616,300	$80,723,400
(1) See Restated Consolidated Financial Statements elsewhere herein.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements, other than historical facts, contained in this Annual Report on Form 10-K/A, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although the Company's management believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incidental to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized.  Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; the Company's ability to acquire leases and drilling rigs at reasonable prices; the Company's ability to raise funds through its Partnership Drilling Programs;  risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets.  Other risk factors are discussed elsewhere in this Form 10-K/A.

2005 Restatement

As previously mentioned under "2005 Restatement" on Page 2 and Note 22 on Page F-30 of the Form 10-K/A, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is being amended to restate financial statements for the years 2004, 2003, and 2002 and other financial information for the years 2001 and 2000 and for each of the quarters in 2004, 2003 and 2002. The amendment is being filed to correct errors in the Company's accounting for derivative transactions, for certain aspects of the Company's oil and gas property accounting including methods used to calculate depreciation for oil and gas properties and impairments of these properties, incorrect adoption of FAS 143 Accounting for Asset Retirement Obligations and accounting for income taxes.  The restatement had no effect on our cash flows.

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

Revenues

Total restated revenues for the year ended December 31, 2004 were $293.7 million compared to a restated $204.3 million for the year ended December 31, 2003, an increase of approximately $89.4 million, or 43.8 percent. The increase was a result of increased drilling revenues, gas sales from natural gas marketing activities, oil and gas sales and well operations and pipeline income.

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

Natural Gas Marketing Activities

Restated natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the year ended December 31, 2004 were $94.6 million compared to $73.1 million for the year ended December 31, 2003, an increase of approximately $21.5 million or 29.4 percent. The increase was the result of significantly higher average natural gas sales prices and higher volumes sold.

Oil and Gas Sales

Restated oil and gas sales from the Company's producing properties for the year ended December 31, 2004 were $69.5 million compared to a restated $48.4 million for the year ended December 31, 2003, an increase of $21.1 million or 43.6 percent. The increase was due to significantly higher volumes sold at substantially higher average sales prices of oil and natural gas. The volume of natural gas sold for the year ended December 31, 2004 was 10.4 million Mcf at an average restated price of $5.30 per Mcf compared to 8.7 million Mcf at an average restated sales price of $4.58 per Mcf for the year ended December 31, 2003. Oil sales for the year ended December 31, 2004 were 381,000 barrels at an average restated sales price of $38.00 per barrel compared to 289,000 barrels at an average sales price of $29.43 per barrel for the year ended December 31, 2003.

Since no acquisitions were made in 2004, the increase in production resulted primarily from the new wells drilled by the Company in 2004, recompletions of Wattenberg Field wells, and completion of behind pipe zones in the Appalachian Basin. Also the three acquisitions made in 2003 contributed to the increase to the extent they were not owned for the full year of 2003, but were in 2004.

Oil and Gas Production

The Company's oil and gas production by area of operations along with average sales price (net of hedging gains/losses) is presented below:

	Year Ended December 31, 2004			Year Ended December 31, 2003
			Natural Gas			Natural Gas
	Oil	Natural Gas	Equivalents	Oil	Natural Gas	Equivalents
	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)
Appalachian Basin	4,893	1,812,407	1,841,765	3,992	1,921,200	1,945,152
Michigan Basin	5,786	1,728,435	1,763,151	6,627	1,832,737	1,872,499
Rocky Mountains	370,482	6,831,032	9,053,924	278,874	4,958,245	6,631,489
Total	381,161	10,371,874	12,658,840	289,493	8,712,182	10,449,140

Restated Average
Price	$38.00	$5.30	$5.49	$29.43	$4.58	$4.63

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

Oil and Gas Hedging Activities

Because of uncertainty surrounding natural gas prices we have used various derivative instruments to manage some of the impact of fluctuations in prices. Through October of 2006 we have in place a series of floors and ceilings on part of our natural gas production. Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. During the three months ended December 31, 2004 the Company averaged natural gas volumes sold of 872,000 Mcf per month and oil sales of 31,000 barrels per month. The positions in effect as of March 31, 2005 on the Company's share of production by area are shown in the following table.

		Floors		Ceilings
		Monthly		Monthly
		Quantity	Contract	Quantity	Contract
Month Set	Month	Mmbtu	Price	Mmbtu	Price
	NYMEX Based Hedges - (Appalachian and Michigan Basin)
5/04	Jan 2005 - Mar 2005	180,000	$5.67	90,000	$7.00
2/04	Apr 2005 - Oct 2005	122,000	$4.28	61,000	$5.00
3/05	Apr 2005 - Oct 2005	39,000	$5.75	19,500	$8.37
1/05	Nov 2005 - Mar 2006	156,000	$5.00	78,000	$8.50
3/05	Apr 2006 -Oct 2006	78,000	$5.50	39,000	$7.40

	Colorado Interstate Gas (CIG) Based Hedges (Piceance Basin)
5/04	Jan 2005 - Mar 2005	60,000	$5.04	30,000	$6.00
2/04	Apr 2005- Oct 2005	33,000	$3.10	16,000	$4.43
3/05	Apr 2005 - Oct 2005	38,000	$4.75	19,000	$8.12
1/05	Nov 2005 - Mar 2006	60,000	$4.50	30,000	$7.15
3/05	Apr 2006 - Oct 2006	42,000	$4.50	21,000	$7.25

	Colorado Interstate Gas (CIG) Based Hedges (Wattenberg)
7/04	Jan 2005 - Mar 2005	80,000	$5.00	40,000	$6.20

	NYMEX Based Hedges (NECO)
7/04	Jan 2005 - Mar 2005	150,000	$5.32	-	-
2/04	Apr 2005 - Oct 2005	150,000	$4.26	75,000	$5.00
1/05	Nov 2005 - Mar 2006	150,000	$5.00	75,000	$8.45

	Oil - NYMEX Based Hedges (Wattenberg)
		Bbls		Bbls
8/04	Jan 2005 - Dec 2005	15,000	$32.30	7,500	$40.00

Well Operations, Pipeline & Other Income

Well operations and pipeline income for the year ended December 31, 2004 were $8.4 million compared to $7.3 million for the year ended December 31, 2003, an increase of approximately $1.1 million or 15.1 percent. The increase was due to an increase in the number of wells and pipeline systems operated by the Company for our public drilling programs as well as for third parties. Other income for the year ended December 31, 2004 was $1.9 million compared to $3.6 million for the year ended December 31, 2003, a decrease of $1.7 million or 47.2 percent.  Other income in 2003 included $1.0 million of life insurance proceeds. In 2004 the Company, for competitive reasons, lowered the management fee it charges to its drilling partnerships to 1-1/2% of subscriptions, from 2-1/2% of subscriptions.

Costs and Expenses

Restated costs and expenses for the year ended December 31, 2004 were $236.4 million compared to $167.7 million for the year ended December 31, 2003, an increase of approximately $68.7 million or 41.0 percent. The increase was primarily the result of increased cost of oil and gas well drilling operations, gas purchased for gas marketing activities, oil and gas production costs and depreciation, depletion and amortization.

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

Cost of Gas Marketing Activities

The restated costs of gas marketing activities for the year ended December 31, 2004 were $92.9 million compared to $72.4 million for the year ended December 31, 2003, an increase of $20.5 million or 28.3 percent. The increase was due to the significantly higher average prices of natural gas purchased and higher volumes purchased for resale. Income before income taxes for the Company's natural gas marketing subsidiary improved from $762,000 for the year ended December 31, 2003 to $1,737,000 for the year ended December 31, 2004. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period.

Oil and Gas Production and Well Operation Costs

Oil and gas production and well operations costs from the Company's producing properties for the year ended December 31, 2004 were $18.0 million compared to $13.7 million for the year ended December 31, 2003, an increase of approximately $4.3 million or 31.4% percent. Such increase was due to the increased production costs and severance and property taxes on the increased volumes and higher sales prices of natural gas and oil sold, along with the increased number of wells and pipelines operated by the Company. Lifting cost per Mcfe increased from $.98 per Mcfe to $1.18 per Mcfe due to increased severance and property taxes on the significantly increased oil and gas sales prices along with additional well workovers and production enhancements work performed.

General and Administrative Costs

General and administrative expenses for the year ended December 31, 2004 decreased to $4.5 million compared with $5.0 million for the year ended December 31, 2003 a decrease of approximately $469,000 or 9.4 percent. The decrease was primarily due to lower executive compensation costs partially offset by approximately $477,000 of costs of complying with the various provisions of Sarbanes-Oxley, in particular with Section 404 (Internal Controls).

Depreciation, Depletion, and Amortization

Restated depreciation, depletion, and amortization costs for the year ended December 31, 2004 increased to $18.2 million from approximately $15.3 million for the year ended December 31, 2003, an increase of approximately $2.9 million or 19.0 percent. Such increase was due to the significantly increased production and investment in oil and gas properties by the Company as referred to above.

Interest Expense

Restated interest expense for the year ended December 31, 2004 was $674,000 compared to $1.2 million for the year ended December 31, 2003, a decrease of $526,000 or 43.8 percent. The impact of the derivative on interest expense was a reduction of $592,700 and $477,600 for the years ended December 31, 2004 and 2003, respectively. Such decrease is due to lower average outstanding balance of our credit facility offset in part by rising interest rates.  The Company utilizes its daily cash balances to reduce its line of credit to lower its cost of interest. The average outstanding debt balances for the year ended December 31, 2004 was $11.3 million compared to $24.1 million for the year ended December 31, 2003.

Oil and Gas Price Risk Management Loss, Net

                Restated oil and gas price risk management loss, net for the year ended December 31, 2004 was $3.1 million compared to approximately $800,000 for the year ended December 31, 2003, an increase of $2.3 million. Oil and gas price risk management, net is comprised of both the realized and unrealized portions of the Company's commodity based derivative transactions for its oil and gas production (this line item does not include commodity based derivative transactions related to transactions from marketing activities).  The Company views these transactions as financial instruments and not a part of our oil and gas sales.  The 2004 change is the result of increasing oil and natural gas prices.

Provision for Income Taxes

The restated effective income tax rate for the Company's provision for income taxes increased from 34.5% for the year ended December 31, 2003 to 37.9% for the year ended December 31, 2004 primarily as a result of significantly increased earnings of the Company during 2004, lower percentage depletion for tax purposes, the benefit in 2003 of officers' life insurance proceeds, and non-conventional source fuel tax credit.

Net income and Earnings Per Share

Restated net income for the year ended December 31, 2004 was $33.2 million compared to a net income of $20.4 million for the year ended December 31, 2003, an increase of approximately $12.8 million or 62.7 percent.

Restated diluted earnings per share for the year ended December 31, 2004 was $2.00 per share compared to $1.25 per share for the year ended December 31, 2003, an increase of $0.75 per share or 60.0 percent.

Year Ended December 31, 2003 Compared with December 31, 2002

Revenues

Total restated revenues for the year ended December 31, 2003 were $204.3 million compared to $132.3 million for the year ended December 31, 2002, an increase of approximately $72.0 million, or 54.4 percent. Such increase was a result of increased drilling revenues, gas sales from gas marketing activities, oil and gas sales and well operations and pipeline income.

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

Natural Gas Marketing Activities

Restated natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary for the year ended December 31, 2003 were $73.1 million compared to $43.5 million for the year ended December 31, 2002, an increase of approximately $29.6 million or 68.0 percent. Such increase was due to natural gas sold at significantly higher average sales prices offset in part by slightly lower volumes sold.

Oil and Gas Sales

Restated oil and gas sales from the Company's producing properties for the year ended December 31, 2003 were $48.4 million compared to $22.7 million for the year ended December 31, 2002, an increase of $25.7 million or 113.2 percent. The increase was due to significantly increased volumes sold at substantially higher average sales prices of oil and natural gas. The volume of natural gas sold for the year ended December 31, 2003 was 8.7 million Mcf at an average restated sales price of $4.58 per Mcf compared to 6.5 million Mcf at an average restated sales price of $2.65 per Mcf for the year ended December 31, 2002. Oil sales were 289,000 barrels at an average restated sales price of $29.43 per barrel for the year ended December 31, 2003 compared to 227,000 barrels at an average restated sales price of $24.41 per barrel for the year ended December 31, 2002. The increase in natural gas volumes was the result of the Company's increased investment in oil and gas properties, primarily the Williams property acquisition in the second quarter, recompletions of existing wells, two fourth quarter acquisitions of oil and gas properties in Colorado and Kansas and to a lesser extent the investment in oil and gas properties we own with our public drilling program partnerships. The table below outlines our increased production in Mcf equivalents of our 2003 recompletions and acquisitions by quarter.

	Mcfe
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Recompletions	40,000	161,000	223,000	285,000	709,000
Williams Acquisition	-	453,000	573,000	519,000	1,545,000
4th Quarter Acquisitions	-	-	-	196,000	196,000
	40,000	614,000	796,000	1,000,000	2,450,000

Oil and Gas and Production and Well Operations

The Company's oil and gas production and well operations by area of operations along with average sales price (net of hedging gains/losses) is presented below:

	Year Ended December 31, 2003			Year Ended December 31, 2002
			Natural Gas			Natural Gas
	Oil	Natural Gas	Equivalents	Oil	Natural Gas	Equivalents
	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)
Appalachian Basin	3,992	1,921,200	1,945,152	5,814	2,095,903	2,130,787
Michigan Basin	6,627	1,832,737	1,872,499	8,443	2,146,101	2,196,759
Rocky Mountains	278,874	4,958,245	6,631,489	212,779	2,220,033	3,496,707
Total	289,493	8,712,182	10,449,140	227,036	6,462,037	7,824,253

Restated Average Price	$29.43	$4.58	$4.63	$24.41	$2.65	$2.90

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

Oil and Gas Hedging Activities

Because of uncertainty surrounding natural gas prices we have used various derivative instruments to manage some of the impact of fluctuations in prices. Through October of 2005 we have in place a series of floors and ceilings on part of our natural gas production. Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. During the three months ended December 31, 2003 the Company averaged natural gas volumes sold of 857,000 Mcf per month and oil sales of 31,400 barrels per month. The positions in effect as of March 15, 2004 on the Company's share of production are shown in the following table.

	Floors		Ceilings
	Monthly Quantity	Contract	Monthly Quantity	Contract
Month	Mmbtu	Price	Mmbtu	Price
NYMEX Based Hedges - (Appalachian and Michigan Basin)
Jan 2004	114,000	$4.45	57,000	$5.40
Feb 2004	114,000	$4.30	57,000	$5.25
Mar 2004	114,000	$4.20	57,000	$5.00
Apr 2004 - Oct 2004	81,000	$4.00	81,000	$5.65
Apr 2004 - Oct 2004*	122,000	$5.00	-	-
Apr 2005 - Oct 2005*	122,000	$4.28	61,000	$5.00

Colorado Interstate Gas (CIG) Based Hedges (Piceance Basin)
Jan 2004 - Mar 2004	20,000	$3.50	20,000	$5.25
Apr 2004 - Oct 2004	25,000	$3.20	25,000	$4.70
Apr 2004 - Oct 2004*	25,000	$4.17	-	-
Apr 2005- Oct 2005*	33,000	$3.10	16,000	$4.43
NYMEX Based Hedges (Williams acquisition)
Jan 2004 - Dec 2004	150,000	$4.50	-	-
Apr 2005 - Oct 2005*	150,000	$4.26	75,000	$5.00

Oil hedges (Wattenberg Field)
	Monthly
	Quantity	Contract
Month	Bbl	Price
Mar 2004 - Dec 2004*	10,000	$31.60
*Entered into during 2004

Well Operations, Pipeline & Other Income

Well operations and pipeline income for the year ended December 31, 2003 were $7.3 million compared to $6.1 million for the year ended December 31, 2002, an increase of approximately $1.2 million or 19.7 percent. Such increase was due to an increase in the number of wells and pipeline systems operated by the Company for our Drilling Fund Partnerships as well as joint ventures. Restated other income for the year ended December 31, 2003 was $3.6 million compared to $2.9 million for the year ended December 31, 2002. Such increase was due to receiving the proceeds of $1.0 million in life insurance offset in part by a reduction in sales of miscellaneous items.

Costs and Expenses

Restated costs and expenses for the year ended December 31, 2003 were 167.7 million compared to $118.4 million for the year ended December 31, 2002, an increase of approximately $49.3 million or 41.6 percent. Such increase was primarily the result of increased cost of oil and gas well drilling operations, gas purchased for gas marketing activities, oil and gas production costs and depreciation, depletion and amortization.

Oil and Gas Well Drilling Costs

Oil and gas well drilling operations costs for the year ended December 31, 2003 were $61.3 million compared to $49.2 million for the year ended December 31, 2002, an increase of approximately $12.1 million or 24.6 percent. Such increase was due to the higher levels of drilling activity from our Public Drilling Programs referred to above.

Cost of Gas Marketing Activities

The restated costs of gas marketing activities for the year ended December 31, 2003 were $72.4 million compared to $43.2 million for the year ended December 31, 2002, an increase of $29.2 million or 67.6 percent. The increase was due to the significantly higher average prices of natural gas purchased and offset in part by slightly lower volumes purchased for resale. Income before income taxes for the Company's natural gas marketing subsidiary improved from $361,000 for the year ended December 31, 2002 to $762,000 for the year ended December 31, 2003. Based on the nature of the Company's gas marketing activities, hedging did not have a significant impact on the Company's net margins from marketing activities during either period.

Oil and Gas Production and Well Operations Costs

Oil and gas production and well operations costs from the Company's producing properties for the year ended December 31, 2003 were $13.7 million compared to $9.1 million for the year ended December 31, 2002, an increase of approximately $4.6 million or 50.5% percent. Such increase was due to the increased production costs and severance and property taxes on the increased volumes and higher sales prices of natural gas and oil sold, along with the increased number of wells and pipelines operated by the Company. Lifting cost per Mcfe increased from $.82 per Mcfe to $.98 per Mcfe which is almost entirely attributed to the increase in severance and property taxes on the significantly increased oil and gas sales prices.

General and Administrative Costs

General and administrative expenses for the year ended December 31, 2003 increased to $5.0 million compared with $4.4 million for the year ended December 31, 2002 an increase of approximately $600,000 or 13.6%, such increase was due to the increased administrative activity associated with a growing Company.

Depreciation, Depletion, and Amortization

Restated depreciation, depletion, and amortization costs for the year ended December 31, 2003 increased to $15.3 million from approximately $12.6 million for the year ended December 31, 2002, an increase of approximately $2.7 million or 21.4%. Such increase was due to the significantly increased production and investment in oil and gas properties by the Company as referred to above.

Interest Expense

Interest expense for the year ended December 31, 2003 was $1.2 million compared to $1.5 million for the year ended December 31 2002, a decrease of $300,000 or 20.0 percent. The impact of the derivative on interest expense was a reduction of $477,600 for the year ended December 31, 2003 and an increase of $165,100 for the year ended December 31, 2002. The lower average effective interest rates in 2003 more than offset the higher average borrowing levels the Company experienced during 2003, primarily a result of the oil and gas property acquisitions mentioned above.

Oil and Gas Price Risk Management Loss, Net

                Restated oil and gas price risk management loss, net for the year ended December 31, 2003 was $812,000 compared to $370,000 for the year ended December 31, 2002, an increase of $442,000. Restated oil and gas risk management, net is comprised of both the realized and unrealized portions of the Company's commodity based derivative transactions for its oil and gas production (this line item does not include commodity based derivative transactions related to transactions from marketing activities).  The Company views these transactions as financial instruments and not a part of our oil and gas sales. The 2003 change is the result of increasing oil and natural gas prices.

Provision for Income Taxes

The restated effective income tax rate for the Company's provision for income taxes increased from 26.4% to 34.5% primarily as a result of the expired non-conventional source fuel tax credit and the effect of lower percentage depletion for tax purposes in relation to income before tax.

Change in Accounting Principle

The Company adopted FAS No. 143 "Accounting for Asset Retirement Obligations" on January 1, 2003 and recorded the restated cumulative effect on prior years of $2,271,300 (net of taxes of $1,392,000).

Net Income and Earnings Per Share

Restated net income for the year ended December 31, 2003 was $20.4 million compared to a net income of $8.9 million for the year ended December 31, 2002, an increase of approximately $11.5 million or 129.2 percent.

Restated diluted earnings per share for the year ended December 31, 2003 was $1.25 per share compared to $.55 per share for the year ended December 31, 2002, an increase of $.70 per share or 127.3 percent.

Liquidity and Capital Resources

The 2005 restatement, addressed earlier, has no impact on the Company's liquidity and capital resources.  The Company funds its operations through a combination of cash flow from operations including profits from drilling partnerships and use of the Company's credit facility.

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

Oil and Gas Hedging Activities

Because of the uncertainty surrounding natural gas and oil prices we have used various derivative instruments to manage some of the impact of fluctuations in prices. Through October of 2006 we have in place a series of floors and ceilings on part of our natural gas and oil production. Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. See previous pages in this Management's Discussion and Analysis for a schedule of hedging positions.

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

Costs incurred by the Company in oil and gas acquisitions, exploration and development for the year ended December 31, 2004 are presented below:

Property acquisition cost:
Proved undeveloped properties	$4,583,000
Producing properties	720,000
Development costs	32,700,500
Exploration costs	4,169,900
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

                At a meeting held on Friday, March 18, 2005 the Board of Directors of Petroleum Development Corporation approved a stock repurchase plan to allow the Company to repurchase up to 2% of the Company's common stock in 2005. The Company intends at a minimum to purchase adequate shares to ensure no dilution from employee stock compensation plans and may also make open market purchases from time to time.

Long-Term Debt

The Company has a credit facility with J. P. Morgan Chase Bank NA and BNP Paribas of $100 million subject to and secured by adequate levels of oil and gas reserves. The current total borrowing base is $80.0 million of which the Company has activated $60 million of the facility.  The Company is required to pay a commitment fee of ¼ percent annually on the unused portion of the activated credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company.  No principal payments are required until the credit agreement expires on July 3, 2008.

As of December 31, 2004 the outstanding balance was $21,000,000. Any amounts outstanding under the credit facility are secured by substantially all properties of the Company.  The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends. As of December 31, 2004 the Company was in compliance with all financial covenants in the credit agreement. At December 31, 2004, the outstanding balance was subject to a prime rate of 5.25%. As of the filing of the Form 10-K/A the Company was in compliance with all financial covenants in the credit agreement except for timely filing of the June 30, 2005 and September 30, 2005 Form 10-Q's. The Company has received bank waivers to extend the filing of the June 30, 2005 Form 10-Q and the September 30, 2005 Form 10-Q until December 31, 2005.

Contractual Obligations

Contractual obligations and due dates are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	$ 21,000,000	-	-	$21,000,000	-
Operating Leases	895,700	$ 307,900	$ 363,300	172,500	$ 52,000
Asset Retirement Obligations	7,998,200	50,000	100,000	100,000	7,748,200
Drilling Rig Commitment	1,604,300	1,604,300	-	-	-
Derivative Agreements	7,753,400	6,716,400	1,037,000	-	-
Other Liabilities	2,930,500	40,000	250,000	250,000	2,390,500
Total	$ 42,182,100	$ 8,718,600	$ 1,750,300	$ 21,522,500	$ 10,190,700

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

Critical Accounting Policies and Estimates

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant accounting policies" in our financial statements and related notes. Our critical accounting policies and estimates are as follows:

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

Natural gas marketing is recorded on the gross accounting method.  Riley Natural Gas ("Riley"), our marketing subsidiary, purchases gas from many small producers and bundles the gas together to sell in larger amounts to purchasers of natural gas for a price advantage.  Riley has latitude in establishing price and discretion in supplier and purchaser selection.  Natural gas marketing revenues and expenses reflect the full cost and revenue of those transactions because Riley takes title to the gas it purchases from the various producers and bears the risks and enjoys the benefits of that ownership.  Both the realized and unrealized portions of the Riley commodity based derivative transactions for natural gas marketing activities are included in gas sales from marketing activities or cost of gas marketing activities, as applicable.

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

Accounting for Derivatives Contracts at Fair Value

The Company uses derivative instruments to manage its commodity and financial market risks. Accounting requirements for derivatives and hedging activities are complex; interpretation of these requirements by standard-setting bodies is ongoing. The Company currently does not use hedge accounting treatment for its derivatives.

Derivatives are reported on the Consolidated Balance Sheets at fair value. Changes in fair value of derivatives are recorded in earnings in the restated consolidated statements of income as none of the Company's derivatives qualified for hedge accounting under the provisions of FAS No. 133.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes. Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes are capitalized.

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

Costs of proved developed producing properties, exploration and development costs and equipment, are depreciated or depleted by the unit-of-production method based on estimated proved developed producing oil and gas reserves. Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and gas reserves. The Company obtains new reserve reports from an independent petroleum engineer annually as of December 31st of each year. The Company adjusts for any major acquisitions, new drilling and divestures during the year as needed.

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

New Accounting Standards

In June 2001, the Financial Accounting Standard Board (FASB) issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted FAS No. 143 on January 1, 2003 and recorded a restated net asset of $2,382,900 and a related restated liability of $6,046,200 (using a 5.75% discount rate) and a restated cumulative effect of change in accounting principle on prior years of $2,271,300 (net of taxes of $1,392,000).

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation".  Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows".  Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  The provisions of this statement become effective for our third quarter 2005.  Management has not determined the impact that this statement will have on our consolidated financial statements.

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

Commodity Price Risk

The Company utilizes commodity based derivative instruments as economic hedges to manage a portion of its exposure to price risk from its oil and natural gas sales and marketing activities.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production and CIG-based contracts traded by JP Morgan for Colorado production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates and, in the case of RNG, the cost of gas supplies purchased for marketing activities.  As a result, while these hedging arrangements are structured to reduce the Company's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Company might otherwise have received from price changes associated with the hedged commodity.  The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes.

Riley Natural Gas
Restated Open Derivative Contracts
		Quantity
		Gas-Mmbtu	Weighted	Total Contract
Commodity	Type	Oil-Barrels	Average Price	Amount	Fair Value
Total Contracts as of December 31, 2004
Natural Gas	Cash Settled Sale	3,260,000	$5.60	$18,249,250	$ (1,982,964)
Natural Gas	Cash Settled Purchase	1,130,000	$6.77	$7,644,540	$ (486,490)
Natural Gas	Cash Settled Sale Option	530,000	$5.30		$ 134,242
Natural Gas	Cash Settled Purchase Option	265,000	$7.00		$ (85,541)
Natural Gas	Physical Contract Sale	1,136,230	$6.96	$7,908,865	$ 1,268,721
Natural Gas	Physical Contract Purchase	3,223,000	$5.82	$18,747,564	$ 1,882,984

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Cash Settled Sale	2,230,000	$5.84	$13,014,810	$ (841,102)
Natural Gas	Cash Settled Purchase	860,000	$6.94	$5,965,490	$ (591,340)
Natural Gas	Cash Settled Sale Option	530,000	$5.30		$ 134,242
Natural Gas	Cash Settled Purchase Option	265,000	$7.00		$ (85,541)
Natural Gas	Physical Contract Sale	857,223	$6.87	$5,893,293	$ 1,157,489
Natural Gas	Physical Contract Purchase	2,193,000	$6.05	$13,268,464	$ 750,255

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Cash Settled Sale	2,660,000	$4.58	$12,174,130	$ (1,943,600)
Natural Gas	Cash Settled Purchase	820,000	$5.17	$4,243,420	$ 403,295
Natural Gas	Physical Contract Sale	866,730	$6.29	$5,452,456	$ 16,109
Natural Gas	Physical Contract Purchase	2,700,600	$4.87	$13,150,942	$ 1,842,969
The maximum term over which RNG is hedging exposure to the variability of cash flows for commodity price risk is 30 months.

Petroleum Development Corporation
Restated Open Derivative Contracts
		Quantity
		Gas-Mmbtu	Weighted	Total Contract
Commodity	Type	Oil-Barrels	Average Price	Amount	Fair Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	46,776	$6.63	$310,339	$ (17,806)
Natural Gas	Sale Option	3,562,020	$4.56		$ 337,842
Natural Gas	Purchase Option	1,556,010	$5.39		$ (1,530,717)
Crude Oil	Sale Option	166,536	$32.30		$ 141,880
Crude Oil	Purchase Option	83,268	$40.00		$ (450,405)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	46,776	$6.63	$310,339	$ (17,806)
Natural Gas	Sale Option	3,562,020	$4.56		$ 337,842
Natural Gas	Purchase Option	1,556,010	$5.39		$ (1,530,717)
Crude Oil	Sale Option	166,536	$32.30		$ 141,880
Crude Oil	Purchase Option	83,268	$40.00		$ (450,405)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	53,300	$5.40	$288,000	$ (40,000)
Natural Gas	Purchase	45,700	$4.77	$218,100	$ 30,400
Natural Gas	Sale Option	2,725,700	$4.26		$ 465,700
Natural Gas	Purchase Option	933,400	$5.34		$ (435,200)
The maximum term over which PDC is hedging exposure to variability of cash flows for commodity price risk is 22 months.

The average NYMEX closing prices for natural gas for the years 2004, 2003, and 2002 were $6.14 Mmbtu, $5.39 Mmbtu, and $3.22 Mmbtu. The average NYMEX closing prices for oil for the years 2004, 2003, 2002 were $41.44 bbl, $30.98 bbl, and $26.98 bbl.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulation and new drilling activities within the industry.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) 2005 Restatement

In the course of the preparation of the consolidated condensed financial statements for the quarter ended June 30, 2005, the Company identified accounting errors in prior period financial statements.  As more fully disclosed in Note 22 to our consolidated financial statements included in this report, these errors stemmed from inappropriate application of accounting standards included in FAS No. 133, "Accounting for Derivatives," FAS No. 19, "Accounting and Reporting for Oil and Gas Producing Companies," FAS No. 143 "Accounting for Asset Retirement Obligations," and some errors in the Company's provision for income taxes in its financial statements. The Company's management reported its findings to its independent registered public accounting firm, KPMG, and the Audit Committee.  As a result of the Company's evaluation, on October 17, 2005, the Board of Directors, the Audit Committee, and management concluded that previously issued financial statements can not be relied upon and would be restated. As a result, the following items were corrected in this amended Form 10-K.

  The Company revised its accounting for its derivative transactions, primarily due to the reasons set forth below.  The Company used hedge accounting for derivative positions that did not qualify for hedge accounting. These errors began in the first quarter of 2001, the effective date of FAS 133, and continued through the first quarter of 2005.

a.        The Company did not have sufficient documentation required for these derivatives to qualify for hedge accounting treatment and did not test them periodically for effectiveness as required by FAS 133.

b.       The Company did not record the fair value of certain natural gas purchases and sales contracts which were deemed to be derivatives on its consolidated balance sheet, and changes in fair value were not recorded in earnings.

c.        The Company reported the fair value of derivative transactions entered into on behalf of its affiliated partnerships on the balance sheet net of the amount due to/from the partnerships.  The fair value of these derivative transactions should have been reported at gross.

  The Company revised its accounting for oil and gas properties primarily due to the following reasons.

a.       The Company's division of its oil and gas properties into fields for calculation of depreciation and depletion and for the determination of impairments was not consistent with applicable rules in FAS 19. According to FAS 19, a field is defined to be "an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition". In accounting for its oil and gas properties, the Company included areas that should have been treated as separate fields as part of a single field. The financial impacts of corrections to divide the Company's oil and gas properties into revised fields were included in the restated financial statements.

b.       It was determined that certain policies and procedures the Company followed for calculating quarterly depreciation were incorrect. The Company utilized the previous annual oil and gas reserve reports to estimate quarterly depreciation and adjusted the yearly depreciation based upon the new oil and gas reserve report at the end of the next year.  However, each interim period's depreciation must stand on its own and should not be adjusted at the year end upon the issuance of a new oil and gas reserve report.  The financial impacts of corrections to calculate each interim period's depreciation on its own were included in the restated financial statements.

c.       The Company also used its proved developed reserves, as defined by Securities and Exchange Commission rules, to calculate depreciation. The Company's proved developed reserves included the anticipated recompletion of the Codell formation in Wattenberg Field in Colorado as well as behind pipe zones in the Appalachian Basin.  After reviewing the rules, the Company concluded that both the future estimated costs and the reserves from these "behind pipe reserves" should be excluded in calculating the depreciation amounts. This change resulted in increases in depreciation compared to the method previously used by the Company until the recompletions and behind pipe reserves are completed. The financial impacts of corrections to exclude both the future estimated costs and the reserves from these "behind pipe reserves" in calculating depreciation amounts were included in the restated financial statements.

•          The Company revised its accounting for its asset retirement obligations due to the following reason.

a.     The Company interpreted FAS No. 143 as requiring the recording of a liability based on the probable occurrence of certain conditional future events. The Company incorrectly based its estimates of future disposal costs of wells on its historical record of disposing of its wells in ways that transferred asset retirement costs to other parties. The Company has concluded that a liability should be recognized when a legal obligation exists, regardless of conditional future events, and that the full fair value of potential future disposal costs should have been recorded despite the Company's historical practice of transferring most of the obligation to other parties.  This error began in the first quarter of 2003, the effective date of FAS No.143, and continued through the first quarter of 2005 and is being corrected through this restatement.

  The Company revised its accounting for its provision for income taxes in its financial statements due to the following reason.

a.    The Company incorrectly determined the portion of percentage depletion of oil and gas properties for tax purposes which was treated as a permanent difference in the calculation of its tax provision, and incorrectly determined the classification of certain accrued and deferred income tax balances.

(b)  Evaluation of Disclosure Controls and Procedures

In connection with the restatement of the Company's financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures, as defined by Rules 13-a-15(e) and 15 d-15(e) under the Securities Act of 1934, as amended (the Exchange Act), as of December 31, 2004.  Based on that evaluation and due to the identification of material weaknesses in our internal control over financial reporting described in Item 9A(d), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

(c) Remediation of Material Weaknesses in Internal Control

The Company's management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the aforementioned accounting errors and to ensure that proper steps have been and are being taken to improve our internal controls.  We have assigned the highest priority to the correction of the related control deficiencies and have taken and will continue to take action to fully correct them.  Management is committed to instilling strong control policies and procedures and ensuring that the tone at the top' is committed to accuracy and completeness in all financial reporting.  The Company's Audit Committee will continually be updated as to the progress and status of the remediation initiatives to ensure they are adequately implemented.  As of the date of this filing, while we have corrected the financial statements, we have not completed the remediation of these material weaknesses; however, we believe that the remediation initiatives outlined below, when completed, will be sufficient to eliminate the material weaknesses in internal control over financial reporting as discussed above.

As of the date of this filing, the remediation initiatives management has and will continue to implement include:

  The Company is implementing a training initiative to increase the Company's technical expertise.  The programs offered through this training initiative will include basic and advanced oil and natural gas accounting training programs, as well as general accounting, financial reporting (including SEC reporting), and income tax training programs.  Also, related to this initiative, the Company has purchased licenses for accounting research software. Additionally, the CFO or a qualified designee will be responsible for the periodic review of the documentation and calculations related to oil and gas properties.

  The Company currently does not use hedge accounting treatment; however, in the future when using hedge accounting, the Company will implement additional controls with respect to accounting for derivative transactions in accordance with SFAS No. 133.  These controls include thorough and formal documentation of all potential derivative transactions prior to initiation of the transaction.  This documentation will include the hedging relationship, the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and the method of assessing the hedging instrument's effectiveness.  The Company is in the process of evaluating derivative accounting software to be implemented to calculate the impact of derivative contracts on the financial statements.  The Company will also seek the input of its derivative expert to assist with the selection of the derivative accounting software.  Additionally, the CFO or a qualified designee will be responsible for the periodic review of the documentation and calculations of derivative transactions.  The Company also has utilized a derivative expert to assist  the Company in evaluating its current derivative transactions to ensure that they have been properly reported  and will utilize derivative experts in the future as needed.
  The Company has re-evaluated and corrected its documentation, policies and procedures, and templates with respect to accounting for its oil and gas properties in compliance with generally accepted accounting principles.  The design and effective operation of proper policies and procedures as well as the correction of these documents will ensure the accuracy of oil and gas property valuation in accordance with generally accepted accounting principles.  This includes documented procedures to identify significant components of oil and gas property calculations including field designation, reserves and applicable set-up costs.  This documentation also includes correcting the carry-forward schedules utilized to calculate the depreciation, depletion and amortization with the correct information and identification of the components of the calculation.  Additionally, the CFO or a qualified designee will be responsible for the periodic review of the documentation and accounting for oil and gas properties, including related calculations. Also, the Company plans to utilize a specialist to review the Company's accounting for oil and natural gas properties, including the Company's documentation as well as templates. The specialist will be an accounting firm with significant oil and natural gas accounting and income tax experience and SEC experience and will  also be utilized in identifying and implementing new accounting standards and review of our income tax reporting procedures.
  The Company has reevaluated and corrected its documentation, policies and procedures, and templates with respect to its accounting for asset retirement obligations. The specialist discussed in the previous paragraph will also be utilized to help verify these practices and implement any new requirements.
  The Company has reevaluated and corrected its documentation, policies and procedures, and templates with respect to its accounting for income taxes and the related disclosures in its financial statements. The Company will utilize a qualified independent tax expert to periodically review the calculation of income taxes and the related disclosures for reporting purposes and to identify and help implement any new rules or regulations.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to June 30, 2005, we are in the process of implementing the remedial actions described above.

(d)  Management's Annual Report on Internal Control Over Financial Reporting (as restated)

                The management of Petroleum Development Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organization of the Treadway Commission.

                In the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the following material weaknesses in internal control over financial reporting:

  The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to properly account for derivative transactions in accordance with generally accepted accounting principles. Specifically, the Company's policies and procedures relating to derivatives transactions were not designed effectively such that each of the requirements for hedge accounting were evaluated appropriately with respect to the Company's commodity based derivatives and interest rate swap. Additionally the Company's policies and procedures relating to the derivative transactions entered into on behalf of affiliated partnerships were not adequate to ensure these transactions were recorded properly in the financial statements.
  The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure compliance with appropriate accounting principles for its oil and gas properties. Specifically, the Company's policies and procedures were not designed effectively to ensure that the calculation of depreciation and depletion and the determination of impairments were performed in accordance with the applicable authoritative accounting guidance.

  The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure that its accounting for asset retirement obligations complied with generally accepted accounting principles. Specifically, the Company's policies and procedures regarding the estimate of the fair value of the asset retirement obligations were not designed effectively to ensure that it was estimated in accordance with FAS No. 143, Asset Retirement Obligations.
  The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure proper accounting and disclosure for income taxes. Specifically, the Company's policies and procedures did not provide for appropriate supervisory review of permanent and temporary differences to ensure that they were properly reflected and disclosed in the Company's financial statements.

These material weaknesses have caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate the financial statements for the years ended December 31, 2004, 2003 and 2002 and to restate financial information for the years ended December 31, 2001 and 2000 and for each of the quarters in 2004, 2003, and 2002.

As a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

Petroleum Development Corporation's independent registered public accounting firm, KPMG LLP, has issued an audit report on our management's revised assessment of our internal control over financial reporting as of December 31, 2004. This report follows.

/s/ Steven R. Williams	/s/ Darwin L. Stump
Steven R. Williams	Darwin L. Stump
Chief Executive Officer	Chief Financial Officer

November 30, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Petroleum Development Corporation:

We have audited management's restated assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (as restated) (Item 9A(d)), that Petroleum Development Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weaknesses identified in management's restated assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Petroleum Development Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2004:

•         The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to properly account for derivative transactions in accordance with generally accepted accounting principles. Specifically, the Company's policies and procedures relating to derivatives transactions were not designed effectively such that each of the requirements for hedge accounting were evaluated appropriately with respect to the Company's commodity based derivatives and interest rate swap. Additionally, the Company's policies and procedures relating to the derivative transactions entered into on behalf of affiliated partnerships were not adequate to ensure these transactions were recorded properly in the financial statements.

•         The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure compliance with appropriate accounting principles for its oil and gas properties. Specifically, the Company's policies and procedures were not designed effectively to ensure that the calculation of depreciation and depletion and the determination of impairments were performed in accordance with the applicable authoritative accounting guidance.

•         The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure that its accounting for asset retirement obligations complied with generally accepted accounting principles. Specifically, the Company's policies and procedures regarding the estimate of the fair value of the asset retirement obligations were not designed effectively to ensure that it was estimated in accordance with FAS No. 143, Asset Retirement Obligations.

•         The Company did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure proper accounting and disclosure for income taxes. Specifically, the Company's policies and procedures did not provide for appropriate supervisory review of permanent and temporary differences to ensure that they were properly reflected and disclosed in the Company's financial statements.

These material weaknesses resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarters in 2004, 2003 and 2002.

As stated in the fourth paragraph of Management's Annual Report on Internal Control over Financial Reporting (as restated), management's assessment of the effectiveness of Petroleum Development Corporation's internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Petroleum Development Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 30, 2005, except as to the restatement discussed in Note 22 to the consolidated financial statements, which is as of December 2, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's restated assessment that Petroleum Development Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Petroleum Development Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Pittsburgh, Pennsylvania

March 30, 2005, except as to the second through fourth paragraphs of Management's Annual Report on Internal Control Over Financial Reporting (as restated) which are as of December 2, 2005

PART III

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

December 6, 2005

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	December 6, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 6, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	December 6, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director, Chairman of Audit Committee	December 6, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	December 6, 2005

/s/ Jeffrey C. Swoveland Jeffrey C. Swoveland	Director	December 6, 2005

/s/ Kimberly Luff Wakim Kimberly Luff Wakim	Director	December 6, 2005

/s/ David C. Parke David C. Parke	Director	December 6, 2005

Exhibits Index

(a) Exhibits

Exhibit Name	Exhibit Number	Location

Articles of Incorporation	3.1	Incorporated by reference to Exhibit 3.1 to Form S-2 SEC File No. 333-36369 filed on September 25, 1997
By Laws	3.2	Incorporated by reference to Exhibit 3.2 to Form 8-K SEC File No. 0-07246 filed on September 8, 2003
Credit Agreement, dated as of July 3, 2002, as extended as of April 30, 2004 by and between Petroleum Development Corporation and the lenders, Bank One N.A. and BNP Paribas	10.1	Incorporated by reference to Exhibit 10.1 to Form 10-K for year ended December 31, 2002, SEC File No. 0-07246 filed on March 7, 2003
Employment Agreement with Steven R. Williams, Chief Executive Officer and Chairman, dated as of March 7, 2003	10.2	Incorporated by reference in Exhibit 10.2 to Form 10-K filed on March 7, 2003
Employment Agreement with Darwin L. Stump, Chief Financial Officer, dated as of January 5, 2004	10.3	Incorporated by reference to Exhibit 99.4 Form 8-K dated January 5, 2004
Employment Agreement with Thomas E. Riley, President, dated as of January 5, 2004	10.4	Incorporated by reference to Exhibit 99.6 Form 8-K dated January 5, 2004
Employment Agreement with Eric R. Stearns, Executive Vice President, dated as of January 5, 2004 2005 Non-Employee Director Restricted Stock Plan	10.5 10.6	Incorporated by reference to Exhibit 99.5 Form 8-K dated January 5, 2004 Incorporated by reference to Exhibit 99.1 to Form S-8, SEC file No. 333-126444 filed on July 7, 2005
2004 Long-Term Equity Compensation Plan	10.7	Incorporated by reference to Exhibit 99.1 to Form S-8, SEC File No. 333-118215, filed on August 13, 2004
Non-Employee Director Deferred Compensation Plan	10.8	Incorporated by reference Exhibit 99.1 to Form S-8, SEC File No. 333-118222, filed on August 13, 2004
1999 Incentive Stock Option and Non-Qualified Stock	10.9	Incorporated by reference to Exhibit 99.1 to form S-8, SEC File No. 333-111825, filed on January 9, 2004
1997 Employee Incentive Stock Option Plan	10.10	Incorporated by reference to Exhibit 99.1 to Form S-8, SEC File No. 333-111824, filed on January 9, 2004
Tom Carpenter Employment Agreement Stock Option Plan	10.11	Incorporated by reference to Exhibit 99.1 to Form S-8, SEC File No. 333-111823, filed on January 9, 2004
Code of Business Conduct and Ethics	14	Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2002, SEC File No. 0-07246 filed on March 7, 2003
Subsidiaries	21	Riley Natural Gas Company, a West Virginia Corporation
	21	PDC Securities Incorporated, a West Virginia Corporation
Consent of Independent Registered Public Accounting Firm	23.1	Filed herewith.
Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	31.1	Filed herewith.
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31.2	Filed herewith.
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer	32.1	Filed herewith.

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Index to Financial Statements and Financial Statement Schedule

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets - December 31, 2004 and 2003	F-3 & 4
	Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002	F-5
	Consolidated Statements of Stockholders' Equity Years Ended December 31, 2004, 2003 and 2002	F-6
	Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002	F-7
	Notes to Consolidated Financial Statements	F-8 -F-41

2.	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts and Reserves	F-42
F-1

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Petroleum Development Corporation:

We have audited the accompanying consolidated balance sheets of Petroleum Development Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

As discussed in note 22 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of Petroleum Development Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2005, except as to the second through fourth paragraphs of management's report on internal control over financial reporting (as restated), which are as of December 2, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

KPMG LLP

Pittsburgh, Pennsylvania

March 30, 2005, except as to the restatement discussed in note 22 to the consolidated financial statements which is as of December 2, 2005.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$ 77,070,400	$ 78,512,900
Restricted cash	664,900	1,866,400
Notes and accounts receivable	36,065,300	24,024,800
Inventories	1,657,300	2,014,300
Other current assets	9,878,900	7,835,000
Total current assets	125,336,800	114,253,400

Properties and equipment:
Oil and gas properties (successful
efforts accounting method)	282,837,200	242,796,400
Pipelines	9,515,000	9,097,000
Transportation and other equipment	4,453,700	3,460,900
Land and buildings	2,942,800	1,747,500

	299,748,700	257,101,800
Less accumulated depreciation,
depletion and amortization	92,165,400	74,808,500
	207,583,300	182,293,300

Other assets	2,108,200	994,900

Total Assets	$ 335,028,300	$ 297,541,600

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Liabilities and Stockholders' Equity	(Restated)	(Restated)

Current liabilities:
Accounts payable	$ 43,182,900	$ 29,625,000
Production tax liability	17,510,500	9,069,400
Other accrued expenses	9,003,200	9,401,500
Advances for future drilling contracts	42,497,300	50,458,800
Funds held for future distribution	12,911,800	8,410,900

Total current liabilities	125,105,700	106,965,600

Long-term debt	21,000,000	53,000,000
Other liabilities	3,927,500	2,697,600
Deferred income taxes	22,976,300	14,928,400
Asset retirement obligation	7,998,200	7,390,800

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value $.01 per share;
authorized 50,000,000 shares; issued and
outstanding 16,589,324 and 15,628,433 shares	165,800	156,200
Additional paid-in capital	37,684,300	28,592,900
Retained earnings	117,052,500	83,824,900
Unamortized stock award	(882,000)	(14,800)

Total stockholders' equity	154,020,600	112,559,200

Total Liabilities and Stockholders' Equity	$ 335,028,300	$ 297,541,600

                   See accompanying notes to consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenues:
Oil and gas well drilling operations	$ 119,210,500	$ 71,841,500	$ 57,149,100
Gas sales from marketing activities	94,626,800	73,131,700	43,536,400
Oil and gas sales	69,492,100	48,393,800	22,688,100
Well operations and pipeline income	8,384,500	7,347,700	6,116,200
Other income	1,945,700	3,585,800	2,853,600
Total revenues	293,659,600	204,300,500	132,343,400

Costs and expenses:
Cost of oil and gas well drilling operations	102,830,700	61,277,800	49,166,200
Cost of gas marketing activities	92,881,200	72,361,400	43,167,700
Oil and gas production and well operations costs	18,049,800	13,749,200	9,074,200
General and administrative expenses	4,505,600	4,974,400	4,391,900
Depreciation, depletion and amortization	18,155,900	15,312,800	12,601,500
Total costs and expenses	236,423,200	167,675,600	118,401,500

Income from operations	57,236,400	36,624,900	13,941,900
Interest expense	673,700	1,195,300	1,504,800
Oil and gas price risk management loss, net	3,084,600	812,400	369,800

Income before income taxes and cumulative
effect of change in accounting principle	53,478,100	34,617,200	12,067,300
Income taxes	20,250,500	11,933,500	3,186,200

Net income before cumulative effect of
change in accounting principle	33,227,600	22,683,700	8,881,100
Cumulative effect of change in accounting
principle (net of taxes of $1,392,000)	-	(2,271,300)	-
Net income	$ 33,227,600	$ 20,412,400	$ 8,881,100

Basic earnings per common share before
accounting change	$ 2.05	$ 1.45	$ 0.56
Cumulative effect of change in accounting
principle	-	$ (0.15)	-

Basic earnings per common share	$ 2.05	$ 1.30	$ 0.56

Diluted earnings per share before accounting
change	$ 2.00	$ 1.39	$ 0.55
Cumulative effect of change in accounting
principle	-	$ (0.14)	-

Diluted earnings per common and common
equivalent share	$ 2.00	$ 1.25	$ 0.55

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2004, 2003 and 2002

	Common Stock Issued			Retained		Accumulated Other
	Number of		Additional	Earnings	Unamortized	Comprehensive	Total
	Shares	Amount	Paid-In-Capital	(Restated)	Stock Award	Income (loss)	(Restated)
Balance, December 31 2001, as previously reported	16,245,752	$ 162,400	$ 32,951,700	$64,145,300	$ (29,200)	$ (457,400)	$ 96,772,800
Adjustments (see Note 22)	-	-	-	(9,613,900)	-	457,400	(9,156,500)
Balance, December 31, 2001, as restated	16,245,752	162,400	32,951,700	54,531,400	(29,200)	-	87,616,300

Issuance of common stock:
Exercise of employee stock options	70,000	700	78,100	-	-	-	78,800
Amortization of stock award	-	-	-	-	5,500	-	5,500
Repurchase and cancellation of treasury stock	(580,985)	(5,800)	(3,689,300)	-	-	-	(3,695,100)
Net income	-	-	-	8,881,100	-	-	8,881,100
Balance, December 31, 2002	15,734,767	157,300	29,340,500	63,412,500	(23,700)	-	92,886,600

Amortization of stock award	-	-	-	-	8,900	-	8,900
Repurchase and cancellation of treasury stock, net	(106,334)	(1,100)	(747,600)	-	-	-	(748,700)
Net income	-	-	-	20,412,400	-	-	20,412,400
Balance, December 31, 2003	15,628,433	156,200	28,592,900	83,824,900	(14,800)	-	112,559,200

Issuance of common stock
Exercise of employee stock options	1,100,000	11,000	4,981,700	-	-	-	4,992,700
Stock Award	23,380	200	870,700	-	(870,900)	-	-
Amortization of stock award	-	-	-	-	3,700	-	3,700
Repurchase and cancellation of treasury stock, net	(162,489)	(1,600)	(4,155,800)	-	-	-	(4,157,400)
Income tax benefit from the exercise of stock options	-	-	7,394,800	-	-	-	7,394,800
Net income	-	-	-	33,227,600	-	-	33,227,600
Balance, December 31, 2004	16,589,324	$ 165,800	$ 37,684,300	$ 117,052,500	$ (882,000)	-	154,020,600

See accompanying notes to consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:	(Restated) (a)	(Restated) (a)	(Restated) (a)
Net income	$33,227,600	$20,412,400	$8,881,100
Adjustment to reconcile net income to cash provided by operating activities:
Deferred income taxes	9,887,300	8,462,300	2,189,200
Depreciation, depletion and amortization	18,155,900	15,312,800	12,601,500
Accretion of asset retirement obligation	436,000	379,200	-
Unrealized loss (gain) on derivative transactions	535,200	(1,110,200)	516,700
Cumulative effect of change in accounting principle	-	2,271,300	-
Gain from sale of assets	(32,000)	(202,500)	(25,800)
Expired and abandoned leases	300,800	1,383,000	1,129,400
Amortization of stock award	3,700	8,900	5,500
Increase in notes and accounts receivable	(10,835,800)	(7,187,100)	(4,583,900)
Decrease (increase) in inventories	357,000	(1,383,600)	(56,200)
Decrease (increase) in other current assets	4,776,200	(1,095,900)	369,200
(Increase) decrease in other assets	(281,300)	1,696,200	56,300
Increase in production tax liability	8,441,100	3,974,800	1,833,400
Increase in accounts payable and accrued expenses	10,355,800	13,018,300	297,800
(Decrease) increase in advances for future drilling contracts	(7,961,500)	13,175,000	5,691,600
Increase (decrease) in funds held for future distribution	4,500,900	4,493,000	(732,900)
Total adjustments	38,639,300	53,195,500	19,291,800

Net cash provided by operating activities	71,866,900	73,607,900	28,172,900

Cash flows from investing activities:
Capital expenditures	(45,391,800)	(73,042,300)	(19,777,000)
Proceeds from sale of leases to partnerships	1,950,900	1,382,100	1,042,500
Proceeds from sale of fixed assets	94,700	156,800	25,800
Decrease (increase) in restricted cash	1,201,500	894,100	(2,477,200)

Net cash used in investing activities	(42,144,700)	(70,609,300)	(21,185,900)

Cash flows from financing activities:
(Retirement of) proceeds from debt, net	(32,000,000)	28,000,000	(3,000,000)
Proceeds from issuance of stock	3,584,400	-	78,800
Repurchase and cancellation of treasury stock	(2,749,100)	(748,700)	(3,695,100)

Net cash (used in) provided by financing activities	(31,164,700)	27,251,300	(6,616,300)

Net (decrease) increase in cash and cash equivalents	(1,442,500)	30,249,900	370,700
Cash and cash equivalents, beginning of year	78,512,900	48,263,000	47,892,300
Cash and cash equivalents, end of year	$77,070,400	$78,512,900	$48,263,000

See accompanying notes to consolidated financial statements.

(a)        Only certain individual line items within cash provided by operating activities have been restated.  Net cash provided by operating activities is the same as the original Form 10-K filing.

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

Business Segments

The Company is involved in four business segments.  The segments are drilling and development, natural gas marketing, oil and gas sales and well operations. (See Note 19)

Credit Risk

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes. Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes are capitalized.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

Costs of proved developed producing properties, exploration and development costs and equipment, are depreciated or depleted by the unit-of-production method based on estimated proved developed producing oil and gas reserves. Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and gas reserves. The Company obtains new reserve reports from an independent petroleum engineer annually as of December 31st of each year. The Company adjusts for any major acquisitions, new drilling and divestures during the year as needed.

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

Asset Retirement Obligations

The Company incurs retirement obligations for its well drilling operations under FASB Statement No. 143, "Accounting for Asset Retirement Obligations". This requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred and a corresponding increase in the carrying amount of the long-lived assets. The costs associated with this liability are capitalized as part of the related long-lived asset and depreciated. When FAS No. 143 was initially implemented as of January 1, 2003, the Company incorrectly included certain future events in its determination of the fair value of the liability. The Company restated its previously reported Consolidated Statements of Income for the years 2004 and 2003 and for each of the quarters in those years to account for these asset retirement obligations correctly. At January 1, 2003, the Company recorded a restated net asset of $2,382,900 and a related restated liability of $6,046,200 (using a 5.75% discount rate) and a restated cumulative effect of change in accounting principle on prior years of $2,271,300 (net of taxes of $1,392,000). The following table reflects the changes of the asset retirement obligations during the years ended December 31, 2003 and 2004:

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2003:	Restated
As of January 1, 2003	$ 6,046,200
Liabilities added during the current period related to acquisitions
or drilling of additional wells	997,200
Current period accretion expense	379,200
Less: Actual plugging or transfer of liability during current
period	(31,800)

Balance as of December 31, 2003	7,390,800

2004:
Liabilities added during the current period related to acquisitions
or drilling of additional wells	238,600
Current period accretion expense	436,000
Less: Actual plugging or transfer of liability during current
period	(67,200)

Balance as of December 31, 2004	$ 7,998,200

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

The Company also has a profit sharing plan covering full-time employees.  The Company's contributions to this plan is discretionary.

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Natural gas marketing is recorded on the gross accounting method. Riley Natural Gas ("Riley"), our marketing subsidiary, purchases gas from many small producers and bundles the gas together to sell in larger amounts to purchasers of natural gas for a price advantage.  Riley has latitude in establishing price and discretion in supplier and purchaser selection.  Natural gas marketing revenues and expenses reflect the full cost and revenue of those transactions because Riley takes title to the gas it purchases from the various producers and bears the risks and enjoys the benefits of that ownership.  Both the realized and unrealized portions of the Riley commodity based derivative transactions for natural gas marketing activities are included in gas sales from marketing activities or cost of gas marketing activities, as applicable.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FAS Statement No. 133 "Accounting for Derivative Instruments and Certain Hedging Activities" (FAS No. 133), as amended.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2004, 2003, and 2002, none of the derivative contracts qualified for hedge accounting under the terms of FAS No. 133.  Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and the realized and unrealized amounts are recorded in oil and gas price risk management, net for the Company's oil and gas commodities (derivatives related to the Company's production only), in gas sales from marketing activities for Riley Natural Gas' gas sales, in cost of gas marketing activities for Riley Natural Gas' gas purchases and in interest expense for the Company's interest swap.  See Note 13, "Derivative Financial Instruments" and Note 22, "2005 Restatement".

Stock Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.  If the fair-value-based method had been applied to all outstanding and unvested awards in each period, the impact in 2004 would have been $18,400. There would have been no impact on reported net income in 2003 or 2002.

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

As of December 31, 2004, there was approximately $283,000 of unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over four years. The Company will adopt the provisions of FASB Statement No. 123R (revised 2004), Share-Based Payment, in 2005 regarding stock compensation as discussed below. Upon adoption of FASB Statement No. 123R, such cost will be recognized directly in our consolidated statement of income.

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying values of the Company's receivables, payables and debt obligations are estimated to be substantially the same as the fair values as of December 31, 2004, 2003 and 2002.

New Accounting Standards

The FASB issued FIN 46, "Consolidation of Variable Interest Entities", in January 2003 and amended the interpretation in December 2003.  A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance its activities without receiving additional financial support from other parties.  FIN 46 requires the consolidation of entities which are determined to be VIEs where the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual return, or both).  The amended interpretation was effective for the first interim annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003.  We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R    (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation".  Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows".  Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  The provisions of this statement become effective for our third quarter 2005.  Management has not determined the impact that this statement will have on our consolidated financial statements.

 (2)  Notes and Accounts Receivable

Included in other assets are noncurrent accounts receivable as of December 31, 2004 and 2003, in the amounts of  $608,500 and $819,700 less of an allowance for doubtful accounts of $244,400 and $338,100, respectively.

The allowance for doubtful current accounts receivable as of December 31, 2004 and 2003 was $164,600 and $149,200, respectively.

(3)  Long-Term Debt

The Company has a credit facility with J. P. Morgan Chase Bank NA (formerly Bank One, NA) and BNP Paribas of $100 million subject to and secured by adequate levels of oil and gas reserves. The current total borrowing base is $80.0 million of which the Company has activated $60 million of the facility.  The Company is required to pay a commitment fee of 1/4 percent per annum on the unused portion of the activated credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company.  No principal payments are required until the credit agreement expires on July 3, 2008.

As of December 31, 2004 and 2003 the outstanding balance was $21,000,000 and $53,000,000, respectively. Any amounts outstanding under the credit facility are secured by substantially all properties of the Company.  The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves, maintenance of certain working capital and tangible net worth ratios along with a restriction on the payment of dividends. As of December 31, 2004 and 2003 the Company was in compliance with all financial covenants in the credit agreement. At December 31, 2004, the outstanding balance was subject to a prime rate of 5.25%. As of the filing of the Form 10-K/A the Company was in compliance with all financial covenants in the credit agreement except for timely filing of the June 30, 2005 and September 30, 2005 Form 10-Q's. The Company has received bank waivers to extend the filing of the June 30, 2005 Form 10-Q and the September 30, 2005 Form 10-Q until December 31, 2005.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (4)  Income Taxes

     The Company's provision for income taxes consisted of the following:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Current:
Federal	$ 8,649,900	$ 2,600,700	$ 761,500
State	1,713,300	870,500	235,500
Total current income taxes	10,363,200	3,471,200	997,000

Deferred:
Federal	8,429,700	7,429,800	1,789,500
State	1,457,600	1,032,500	399,700
Total deferred income taxes	9,887,300	8,462,300	2,189,200

Total income taxes	$ 20,250,500	$ 11,933,500	$ 3,186,200

Income tax expense differed from the amounts computed by applying the U.S. federal time tax rate of 35 percent in 2004 and 2003 and 34 percent in 2002 to pretax income as a result of the following:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Computed "expected" tax	$ 18,717,300	$ 12,116,000	$ 4,102,900
State income tax	2,061,100	1,236,900	419,200
Percentage depletion	(648,600)	(736,000)	(592,500)
Nonconventional source fuel credit	-	(186,600)	(764,700)
Officers life insurance	-	(389,000)	-
Surtax exemption	-	(100,000)	-
Other	120,700	(7,800)	21,300
	$ 20,250,500	$ 11,933,500	$ 3,186,200
F-14

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

	2004	2003
	(Restated)	(Restated)
Deferred tax assets:
Allowance for doubtful accounts	$ 159,100	$ 189,500
Drilling notes	57,200	73,500
Alternative minimum tax credit carryforwards (Section 29)	-	437,400
Future abandonment	725,500	614,900
Deferred compensation	692,100	1,784,200
Asset Retirement Obligations	1,711,200	1,558,800
Derivatives	306,700	98,400
Other	21,800	27,700
Total gross deferred tax assets	3,673,600	4,784,400
Less valuation allowance	-	-
Deferred tax assets	3,673,600	4,784,400
Less current deferred tax assets
(included in other current assets)	(337,300)	(2,176,900)
Net non-current deferred tax assets	3,336,300	2,607,500
Deferred tax liabilities:
Properties and equipment, principally due to differences in
depreciation and amortization	(26,312,600)	(17,535,900)
Total gross deferred tax liabilities	(26,312,600)	(17,535,900)
Net non-current deferred tax liability	$ (22,976,300)	$ (14,928,400)

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

(5)  Common Stock

     Stock-Based Compensation Plans

As of December 31, 2004, the Company has stock-based compensation plans with outstanding options for certain employees and officers.  These plans are described below:

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company maintains a long-term equity compensation plan for officers and certain key employees of the Company.  Under the plan, approved by the shareholders in June 2004, awards may be issued in the form of stock options, stock appreciation rights, restricted stock, or performance shares.  A total of 750,000 shares of common stock have been reserved for issuance. These awards vest over periods set at the discretion of the Compensation Committee of the Company's Board of Directors and have a maximum exercisable period of ten years. During December, 2004, 23,380 shares were granted with restriction periods of four years at the market price on the date of issuance as deferred compensation and the related amount is being amortized to operations over the respective vesting period. Compensation expense for the year ended December 31, 2004 related to these shares of restricted stock was $21,100.

Options amounting to 16,880 shares were granted during 2004 to certain officers and directors under the Company's Stock Option Plan.  These options were granted with an exercise price equal to the market value of the Company's common stock as of the date of grant and vest over a four year period. The outstanding options expire in 2014.

The following table summarizes the activity of the Company's option plans:

		Average	Range of
	Number	Exercise	Exercise
	of Shares	Price	Prices
Outstanding December 31, 2001	1,230,000	$4.29	$1.125 - 6.25
Exercised	(70,000)	$1.125	1.125 - 1.125
Outstanding December 31, 2002	1,160,000	$4.48	1.125 - 6.25
Granted	-	-	-
Exercised	-	-	-
Outstanding December 31, 2003	1,160,000	$4.48	1.125 - 6.25
Granted	16,880	$37.15	37.15
Exercised	(1,100,000)	$4.48	1.125-6.25
Outstanding December 31, 2004	76,880	$11.64	$3.875-37.15

Options outstanding under the Company's plans as of December 31, 2004:

	Options Outstanding					Option Expiration Date
Range of		Remaining Life	Options Exercisable	Weighted-Average Exercise Price	Grant Date		Vesting Period
Exercise Price
$3.875 - $6.25	60,000	3.9 years	60,000	$5.40	1999	2009	Less than 1 yr
$37.15	16,880	10 years	-	$37.15	2004	2014	4 years

Total	76,880		60,000

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

At a meeting held on Friday, March 18, 2005 the Board of Directors of Petroleum Development Corporation approved a stock repurchase plan to allow the Company to repurchase up to 2% of the Company's common stock in 2005. The Company intends at a minimum to purchase adequate shares to ensure no dilution from employee stock compensation plans and may also make open market purchases from time to time.

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

(7)   Earnings Per Share

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Basic earnings per common share:
Net income before cumulative effect of change in accounting principle	$33,227,600	$22,683,700	$ 8,881,100
Cumulative effect of accounting change, net of tax	-	(2,271,300)	-
Net income	$33,227,600	$20,412,400	$ 8,881,100
Weighted average common shares outstanding	16,240,604	15,659,591	15,866,363

Basic earnings per common share	$2.05	$1.30	$0.56

Diluted earnings per common and common equivalent share:
Net income before cumulative effect of change in Accounting principle	$33,227,600	$22,683,700	$ 8,881,100
Cumulative effect of accounting change, net of tax	-	(2,271,300)	-
Net income applicable to common stock	$33,227,600	$20,412,400	$ 8,881,100
Weighted average common shares outstanding	16,240,604	15,659,591	15,866,363
Potentially dilutive securities:
Stock options	406,570	638,202	277,051
Weighted average common and common equivalent shares outstanding	16,647,174	16,297,793	16,143,414

Diluted earnings per common share	$2.00	$1.25	$0.55
F-18

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)   Transactions with Affiliates

Funds held for future distribution on the consolidated balance sheet of $12,911,800 and $8,410,900 primarily represents amounts owed to affiliated partnerships as of December 31, 2004 and 2003, respectively.

The Company provided oil and gas well drilling services and well operations services to affiliated partnerships. Substantially all of the Company's oil and gas well drilling operations, well operations and pipeline income and other income (except for $1.0 million of life insurance proceeds in 2003 discussed in Note 5) was for such partnerships.  Related services of tax return preparation and other services relating to the operation of the partnerships are recorded in other income. Amounts due from the affiliated partnerships as of December 31, 2004 and 2003 were $2,230,600 and $1,887,400, and are included in notes and accounts receivable.

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(13) Derivative Financial Instruments

The futures and option contracts manage exposure to changes in prices of forecasted natural gas purchases and sales, generally forecasted to occur within a three year period. The Company previously accounted for these as cash flow hedges. The Company does not hold or issue derivatives for trading or speculative purposes. In addition, an interest rate swap agreement was used to reduce the potential impact of increases in interest rates on variable rate long-term debt. (See Note 22 related to 2005 restatement)

The Company utilizes commodity based derivative instruments to manage a portion of its exposure to price risk from its natural gas sales and marketing activities.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production and CIG-based contracts traded by JP Morgan Chase Bank, NA for Colorado production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the hedge relates and, in the case of RNG, the cost of gas supplies purchased for marketing activities.  As a result, while these hedging arrangements are structured to reduce the Company's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Company might otherwise have received from price increases associated with the hedged commodity.  The Company's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The fair value of the commodity based derivatives are $(788,300) and $339,600 at December 31, 2004 and 2003, respectively. The Company recognized in the statement of income a gain (loss) on commodity based derivatives of $(1,127,900), $632,600 and $(351,600) for the years ended December 31, 2004, 2003, and 2002, respectively.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following restated tables summarize the open derivative option and purchase and sales contracts for Riley Natural Gas and PDC as of December 31, 2004 and 2003.
Riley Natural Gas Restated Open Derivative Contracts

Commodity	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Value

Total Contracts as of December 31, 2004
Natural Gas	Cash Settled Sale	3,260,000	$5.60	$18,249,250	$(1,982,964)
Natural Gas	Cash Settled Purchase	1,130,000	6.77	7,644,540	(486,490)
Natural Gas	Cash Settled Sale Option	530,000	5.30		134,242
Natural Gas	Cash Settled Purchase Option	265,000	7.00		(85,541)
Natural Gas	Physical Contract Sale	1,136,230	6.96	7,908,865	1,268,721
Natural Gas	Physical Contract Purchase	3,223,000	5.82	18,747,564	1,882,984

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Cash Settled Sale	2,230,000	5.84	13,014,810	(841,102)
Natural Gas	Cash Settled Purchase	860,000	6.94	5,965,490	(591,340)
Natural Gas	Cash Settled Sale Option	530,000	5.30		134,242
Natural Gas	Cash Settled Purchase Option	265,000	7.00		(85,541)
Natural Gas	Physical Contract Sale	857,223	6.87	5,893,293	1,157,489
Natural Gas	Physical Contract Purchase	2,193,000	6.05	13,268,464	750,255

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Cash Settled Sale	2,660,000	4.58	12,174,130	(1,943,680)
Natural Gas	Cash Settled Purchase	820,000	5.17	4,243,420	403,295
Natural Gas	Physical Contract Sale	866,730	6.29	5,452,456	16,109
Natural Gas	Physical Contract Purchase	2,700,600	4.87	13,150,942	1,842,969

The maximum term over which RNG is hedging exposure to variability of cash flows for commodity price risk is 30 months.
Petroleum Development Corporation
Restated Open Derivative Contracts

		Quantity	Weighted	Total
		Gas-Mmbtu	Average	Contract	Fair
Commodity	Type	Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	46,776	$6.63	$310,339	$(17,806)
Natural Gas	Sale Option	3,562,020	4.56		337,842
Natural Gas	Purchase Option	1,556,010	5.39		(1,530,717)
Crude Oil	Sale Option	166,536	32.30		141,880
Crude Oil	Purchase Option	83,268	40.00		(450,405)
F-22

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	46,776	6.63	310,339	(17,806)
Natural Gas	Sale Option	3,562,020	4.56		337,842
Natural Gas	Purchase Option	1,556,010	5.39		(1,530,717)
Crude Oil	Sale Option	166,536	32.30		141,880
Crude Oil	Purchase Option	83,268	40.00		(450,405)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	53,300	5.40	288,000	(40,000)
Natural Gas	Purchase	45,700	4.77	218,100	30,400
Natural Gas	Sale Option	2,725,700	4.26		465,700
Natural Gas	Purchase Option	933,400	5.34		(435,200)

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

The fair value of the interest rate swap agreement was $(592,700), at December 31, 2003. Current market pricing models were used to estimate fair value. The change in the fair value of the swap is included in interest expense; the related gain or (loss) was $592,700, $477,600, and $(165,100) for the years ended December 31, 2004, 2003, and 2002, respectively.

By using derivative financial instruments to manage exposures to changes in interest rates and commodity prices, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk.  The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

Changes in the fair value of commodity based derivatives are recorded in earnings because they do not qualify for hedge accounting. These changes are included in the following income statement captions:

Income Statement Caption
Oil and gas price risk management loss (gain), net	Includes the change in the fair value of the commodity based derivatives related to the Company's oil and gas sales.
Gas sales from marketing activities Cost of gas marketing activities	Includes the change in the fair value of the commodity based derivatives related to the Riley Natural Gas gas sales and purchases.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

  (14) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred by the Company in oil and gas property acquisition, exploration and development are presented below:

	Years Ended December 31,
	2004	2003	2002
Property acquisition cost
Proved undeveloped properties	$ 4,583,000	$ 6,167,800	$ 1,892,700
Producing properties	720,000	33,946,600	240,000
Development costs	32,700,500	30,630,100	16,429,400
Exploration costs	4,169,900	-	-
	$42,173,400	$70,744,500	$18,562,100

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

(15) Oil and Gas Capitalized Costs

Aggregate capitalized costs for the Company related to oil and gas exploration and production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	December 31,
	2004	2003
	(Restated)	(Restated)
Proved properties:
Tangible well equipment	$ 154,136,600	$ 129,705,700
Intangible drilling costs	113,718,200	100,634,200
Undeveloped properties	9,864,300	7,576,900
Capitalized asset retirement cost	5,118,100	4,879,600
	282,837,200	242,796,400
Less accumulated depreciation,
depletion and amortization	84,576,100	67,831,600
	$ 198,261,100	$ 174,964,800

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities (excluding marketing) are presented below:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenue:
Oil and gas sales	$ 69,492,100	$ 48,393,800	$ 22,688,100
Expenses:
Production costs	14,974,000	10,212,500	6,407,900
Depreciation, depletion and amortization	16,680,200	14,157,000	11,647,100
	31,654,200	24,369,500	18,055,000
Results of operations for oil and gas
producing activities before provision
for income taxes	37,837,900	24,024,300	4,633,100

Provision for income taxes	14,329,200	8,281,200	1,223,100

Results of operations for oil and gas
producing activities (excluding corporate
overhead and interest costs)	$23,508,700	$15,743,100	$3,410,000

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
F-26

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

	As of December 31,
	2004	2003	2002
Future estimated revenues	$1,298,394,000	$1,088,415,000	$548,949,000
Future estimated production costs	(319,065,000)	(250,735,000)	(143,878,000)
Future estimated development costs	(95,498,000)	(65,275,000)	(50,971,000)
Future estimated income tax expense	(334,691,000)	(266,236,000)	(102,683,000)
Future net cash flows	549,140,000	506,169,000	251,417,000
10% annual discount for estimated timing of cash flows	(317,099,000)	(289,408,000)	(149,755,000)
Standardized measure of discounted future estimated net cash flows	$232,041,000	$216,761,000	$101,662,000

The following restated table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Restated sales of oil and gas production, net of production costs	$(54,518,100)	$(38,181,300)	$(16,280,200)
Net changes in prices and production costs	38,200,100	163,793,300	143,405,200
Extensions, discoveries and improved recovery, less related cost	135,816,000	114,533,000	39,347,000
Dispositions to partnerships	(16,782,000)	(12,936,000)	(6,940,000)
Acquisitions	6,451,000	139,078,000	1,167,000
Development costs incurred during the period	36,870,000	30,630,000	16,429,000
Revisions of previous quantity estimates	(34,611,000)	21,388,000	3,318,000
Net changes in estimated income taxes	(66,790,000)	(159,831,000)	(55,516,000)
Accretion of discount	(27,691,000)	(139,653,000)	(72,900,000)

	$16,945,000	$118,821,000	$ 52,030,000

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

	2004 (Restated)	2003 (Restated)	2002 (Restated)
REVENUES
Drilling and Development	$119,211	$ 71,841	$ 57,149
Natural Gas Marketing	94,627	73,132	43,536
Oil and Gas Sales	69,492	48,394	22,688
Well Operations	8,384	7,348	6,116
Unallocated amounts (1)	1,946	3,586	2,854
Total	$293,660	$204,301	$132,343

SEGMENT INCOME BEFORE INCOME TAXES
Drilling and Development	$16,380	$10,564	$ 7,983
Natural Gas Marketing	1,737	762	361
Oil and Gas Sales	34,753	23,211	4,263
Well Operations	4,402	3,059	2,788
Unallocated amounts (1)
General and Administrative expenses	(4,506)	(4,974)	(4,392)
Interest expense	(674)	(1,195)	(1,505)
Other (2)	1,386	3,190	2,569
Total	$ 53,478	$ 34,617	$ 12,067

SEGMENT ASSETS
Drilling and Development	$ 64,348	$ 62,546	$ 31,279
Natural Gas Marketing	31,234	17,007	16,641
Oil and Gas Sales	211,255	194,371	134,085
Well Operations	16,518	11,602	10,706
Unallocated amounts
Cash	112	800	1,736
Other	11,561	11,216	6,406
Total	$335,028	$297,542	$200,853

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
Drilling and Development	$ 4,583	$ 6,168	$ 1,800
Natural Gas Marketing	6	-	4
Oil and Gas Sales	37,590	63,588	16,670
Well Operations	1,911	2,944	1,221
Unallocated amounts	1,302	342	82
Total	$ 45,392	$ 73,042	$ 19,777
(1) Items which are not allocated in assessing segment performance.
(2) Includes interest on investments and partnership management fees in 2004, 2003 and 2002 and gain on sale of assets in 2004, 2003 and 2002 which are not allocated in assessing segment performance.

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

(21)   Quarterly Financial Data (Unaudited)

Restated quarterly financial data for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004 (Restated)
	Quarter					Year
Revenues:	First	Second	Third	Fourth
Oil and gas well drilling operations	$29,499,300	$ 29,453,800	$ 30,394,400	$ 29,863,000		$ 119,210,500
Gas sales from marketing actitities	22,058,900	24,954,300	22,630,200	24,983,400		94,626,800
Oil and gas sales	16,316,200	16,209,000	16,580,500	20,386,400		69,492,100
Well operations and pipeline income	1,837,500	1,912,400	2,073,800	2,560,800		8,384,500
Other income	58,100	687,000	589,000	611,600		1,945,700
Total revenues	69,770,000	73,216,500	72,267,900	78,405,200		293,659,600
Costs and expenses:
Cost of oil and gas well drilling operations	25,355,700	24,967,300	26,005,400	26,502,300		102,830,700
Cost of gas marketing activities	21,889,700	24,605,800	22,047,400	24,338,300		92,881,200
Oil and gas production and well
operations costs	3,906,100	4,036,000	3,952,400	6,155,300		18,049,800
General and administrative expenses	994,200	900,900	926,300	1,684,200		4,505,600
Depreciation, depletion and amoritization	4,544,400	4,451,300	4,312,300	4,847,900		18,155,900
Total costs and expenses	56,690,100	58,961,300	57,243,800	63,528,000		236,423,200

Income from operations	13,079,900	14,255,200	15,024,100	14,877,200		57,236,400
Interest expense	209,600	194,400	223,100	46,600		673,700
Oil and gas price risk-management
loss(gain), net	830,000	868,700	2,378,800	(992,900)		3,084,600

Income before income taxes	12,040,300	13,192,100	12,422,200	15,823,500		53,478,100

Income taxes	4,334,400	4,755,400	4,506,400	6,654,300	(1)	20,250,500

Net income	$ 7,705,900	$ 8,436,700	$ 7,915,800	$ 9,169,200		$ 33,227,600

Basic earnings per common share	$ 0.49	$ 0.52	$ 0.49	$ 0.55		$ 2.05

Diluted earnings per common and
common-equivalent share	$ 0.47	$ 0.51	$ 0.47	$ 0.54		$ 2.00

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Includes approximately $600,000 of adjustments to the tax provision of the prior three quarters.

	2003 (Restated)
	Quarter				Year
Revenues:	First	Second	Third	Fourth
Oil and gas well drilling operations	$ 21,497,500	$ 11,866,400	$ 14,080,100	$ 24,397,500	$ 71,841,500
Gas sales from marketing actitities	20,651,000	16,805,000	20,370,200	15,305,500	73,131,700
Oil and gas sales	9,658,200	11,213,200	13,304,200	14,218,200	48,393,800
Well operations and pipeline income	1,648,300	1,768,600	1,865,200	2,065,600	7,347,700
Other income	384,700	285,100	488,300	2,427,700	3,585,800
Total revenues	53,839,700	41,938,300	50,108,000	58,414,500	204,300,500

Costs and expenses:
Cost of oil and gas well drilling operations	17,675,800	10,120,000	11,955,700	21,526,300	61,277,800
Cost of gas marketing activities	20,937,600	16,443,700	19,797,200	15,182,900	72,361,400
Oil and gas production and
well operations cost	2,857,000	3,460,400	3,986,200	3,445,600	13,749,200
General and administrative expenses	1,177,700	1,186,600	1,377,300	1,232,800	4,974,400
Depreciation, depletion and amoritization	3,146,400	3,594,400	4,140,100	4,431,900	15,312,800
Total costs and expenses	45,794,500	34,805,100	41,256,500	45,819,500	167,675,600

Income from operations	8,045,200	7,133,200	8,851,500	12,595,000	36,624,900
Interest expense	215,500	257,300	355,000	367,500	1,195,300
Oil and gas price risk-management loss(gain), net	788,400	(426,400)	(550,900)	1,001,300	812,400

Income before income taxes and cumulative
effect of change in accounting principle	7,041,300	7,302,300	9,047,400	11,226,200	34,617,200

Income taxes	2,324,500	2,410,100	2,986,900	4,212,000	11,933,500

Net income before cumulative effect of
change in accounting principle	4,716,800	4,892,200	6,060,500	7,014,200	22,683,700

Cumulative effect of change in accounting
principle (net of taxes of $1,392,000)	(2,271,300)	-	-	-	(2,271,300)

Net income	$ 2,445,500	$ 4,892,200	$ 6,060,500	$ 7,014,200	$ 20,412,400

Basic earnings per common share before
accounting change	$ 0.30	$ 0.31	$ 0.39	$ 0.45	$ 1.45
Cumulative effect of change in
accounting principle	$ (0.14)	-	-	-	$ (0.15)
Basic earnings per common share	$ 0.16	$ 0.31	$ 0.39	$ 0.45	$ 1.30
Diluted earnings per share before
accounting change	$ 0.29	$ 0.30	$ 0.37	$ 0.43	$ 1.39
Cumulative effect of change in
accounting principle	$ (0.14)	-	-	-	$ (0.14)
Diluted earnings per common and
common equivalent share	$ 0.15	$ 0.30	$ 0.37	$ 0.43	$ 1.25

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2002 (Restated)
	Quarter				Year
Revenues:	First	Second	Third	Fourth
Oil and gas well drilling operations	$ 21,169,400	$ 13,255,700	$ 9,409,800	$ 13,314,200	$ 57,149,100
Gas sales from marketing actitities	7,186,800	12,242,700	10,946,900	13,160,000	43,536,400
Oil and gas sales	4,517,400	6,335,500	5,028,700	6,806,500	22,688,100
Well operations and pipeline income	1,505,900	1,425,400	1,474,500	1,710,400	6,116,200
Other income	414,800	468,000	451,000	1,519,800	2,853,600
Total revenues	34,794,300	33,727,300	27,310,900	36,510,900	132,343,400
Costs and expenses:
Cost of oil and gas well drilling operations	17,401,500	11,167,800	8,541,300	12,055,600	49,166,200
Cost of gas marketing activities	6,940,100	12,353,500	11,144,000	12,730,100	43,167,700
Oil and gas production costs	2,058,800	2,216,600	2,158,500	2,640,300	9,074,200
General and administrative expenses	975,700	1,027,400	1,069,900	1,318,900	4,391,900
Depreciation, depletion and amoritization	3,088,100	3,193,600	3,221,400	3,098,400	12,601,500
Total costs and expenses	30,464,200	29,958,900	26,135,100	31,843,300	118,401,500

Income from operations	4,330,100	3,768,400	1,175,800	4,667,600	13,941,900
Interest expense	112,400	514,300	590,900	287,200	1,504,800
Oil and gas price risk-management loss(gain), net	3,500	(146,800)	304,600	208,500	369,800

Income before income taxes	4,214,200	3,400,900	280,300	4,171,900	12,067,300

Income taxes	1,293,800	1,044,100	(25,700)	874,000	3,186,200

Net Income	$ 2,920,400	$ 2,356,800	$ 306,000	$ 3,297,900	$ 8,881,100

Basic Earnings per common share	$ 0.18	$ 0.15	$ 0.02	$ 0.21	$ 0.56

Diluted earnings per common and
common equivalent share	$ 0.18	$ 0.15	$ 0.02	$ 0.21	$ 0.55

(22)  2005 Restatement

In December, 2005, we amended Petroleum Development Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2004, to amend and restate financial statements for 2004, 2003, and 2002 and for each of the quarters in the years 2004, 2003 and 2002.

During the course of our preparation of Company's second quarter financial statements for 2005, we identified errors with respect to the Company's use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133).  We identified errors in our interpretation of Statements of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19) in regards to the Company's calculation of depreciation and potential impairment of its oil and gas properties. We discovered an error in our adoption of Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations (FAS 143) for the Company's oil and gas well retirement obligations. We also identified errors in the calculation of our provision for income taxes.  A description of these errors follows:

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.        The Company revised its accounting for its derivative transactions, primarily due to the reasons set forth below.  The Company used hedge accounting for derivative positions that did not qualify for hedge accounting. These errors began in the first quarter of 2001, the effective date of FAS 133, and continued through the first quarter of 2005.

a.        The Company did not have sufficient documentation required for these derivatives to qualify for hedge accounting treatment and did not test them periodically for effectiveness as required by FAS 133.

b.       The Company did not record the fair value of certain natural gas purchases and sales contracts which were deemed to be derivatives on its consolidated balance sheet, and changes in fair value were not recorded in earnings.

c.        The Company reported the fair value of derivative transactions entered into on behalf of its affiliated partnerships on the balance sheet net of the amount due to/from the partnerships.  The fair value of these derivative transactions should have been reported at gross.

2.        The Company revised its accounting for oil and gas properties primarily due to the following reasons.

a.        The Company's division of its oil and gas properties into fields for calculation of depreciation and depletion and for the determination of impairments was not consistent with applicable rules in FAS 19. According to FAS 19, a field is defined to be "an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition". In accounting for its oil and gas properties, the Company included areas that should have been treated as separate fields as part of a single field. The financial impacts of corrections to divide the Company's oil and gas properties into revised fields were included in the restated financial statements.

b.       It was determined that certain policies and procedures the Company followed for calculating quarterly depreciation were incorrect. The Company utilized the previous annual oil and gas reserve reports to estimate quarterly depreciation and adjusted the yearly depreciation based upon the new oil and gas reserve report at the end of the next year.  However, each interim period's depreciation must stand on its own and should not be adjusted at the year end upon the issuance of a new oil and gas reserve report.  The financial impacts of corrections to calculate each interim period's depreciation on its own were included in the restated financial statements.

c.        The Company also used its proved developed reserves, as defined by Securities and Exchange Commission rules, to calculate depreciation. The Company's proved developed reserves included the anticipated recompletion of the Codell formation in Wattenberg Field in Colorado as well as behind pipe zones in the Appalachian Basin.  After reviewing the rules, the Company concluded that both the future estimated costs and the reserves from these "behind pipe reserves" should be excluded in calculating the depreciation amounts. This change resulted in increases in depreciation compared to the method previously used by the Company until the recompletions and behind pipe reserves are completed. The financial impacts of corrections to exclude both the future estimated costs and the reserves from these "behind pipe reserves" in calculating depreciation amounts were included in the restated financial statements.

3.        The Company revised its accounting for its asset retirement obligations due to the following reason.

a.        The Company interpreted FAS No. 143 as requiring the recording of a liability based on the probable occurrence of certain conditional future events. The Company incorrectly based its estimates of future disposal costs of wells on its historical record of disposing of its wells in ways that transferred asset retirement costs to other parties. The Company has concluded that a liability should be recognized when a legal obligation exists, regardless of conditional future events, and that the full fair value of potential future disposal costs should have been recorded despite the Company's historical practice of transferring most of the obligation to other parties.  This error began in the first quarter of 2003, the effective date of FAS No.143, and continued through the first quarter of 2005 and is being corrected through this restatement.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.        The Company revised its accounting for its provision for income taxes in its financial statements due to the following reason.

a.         The Company incorrectly determined the portion of the percentage depletion of oil and gas properties for tax purposes which was treated as a permanent difference in the calculation of its tax provision, and incorrectly determined the classification of certain accrued and deferred income tax balances.

Effects of the Restatement

The restatement also impacted or made changes to the following financial statement footnotes; Note 1, 3, 4, 5, 7, 13, 14, 15, 16, 18, 19, 21 and added Note 22, Restatement.

Only certain individual line items within cash provided by operating activities have been restated. Net cash provided by operating activities is the same as the original Form 10-K filing.

The following tables set forth the effects of the restatement relating to the derivatives transactions, the oil and gas property accounting, asset retirement obligations and provision for income taxes on the affected line items within the Company's previously reported Consolidated Statements of Income for the years 2004, 2003, and 2002.

Summary of Effects on Statements of Income

Income (expense)(in thousands; per-share amounts in dollars)	2004	2003		2002

Other Income(1)	$ -	$ 87		$ -
Depreciation, depletion, and amortization(1)	(198)	(1,159)		(498)
Disqualification of the use of hedge accounting(4)	(535)	1,110		(517)
Asset retirement obligations(2)	(392)	(3,687)		-
Provision for income taxes	292	1,442	(3)	612
Net decrease in reported net income	$ (833)	$ (2,207)		$ (403)

(1)  In the above table the errors in accounting for the Company's oil and gas properties affected the "Other Income" and "Depreciation, depletion and amortization" income statement line items.

(2) Includes additional cumulative effect of change in accounting principle of approximately $3,343,000 in 2003 plus additional related accretion of approximately $392,000 and $344,000 in 2004 and 2003, respectively.

(3) $1,270,300 of this amount is included in the cumulative effect of change in accounting principle.

(4)  The errors in accounting for the Company's derivatives affected the income statement line items as outlined below:

	2004	2003	2002
Gas sales from marketing activities	$ 1,395	$ (9)	$ (2,830)
Oil and gas sales	1,544	1,372	(169)
Cost of gas marketing activities	(983)	82	3,017
Interest expense	593	477	(165)
Oil and gas price risk management loss, net	(3,084)	(812)	(370)
Increase (decrease) in reported income	$ (535)	$ 1,110	$ (517)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The effect of the restatement on the annual financial statements by line item follows:

	At December 31, (in thousands)
	2004		2003
	As previously reported	As restated	As previously reported	As restated
Consolidated Balance Sheet Data:
Notes and accounts receivable	$33,903	$36,065	$23,067	$24,025
Other current assets	7,334	9,879	5,907	7,835
Total current assets	120,630	125,337	111,368	114,253
Oil and gas properties	291,437	282,837	251,559	242,796
Total properties and equipment	308,348	299,749	265,864	257,102
Accumulated depreciation, depletion and amortization	88,341	92,165	71,182	74,809
Net properties and equipment	220,007	207,583	194,682	182,293
Other assets	757	2,108	672	995
Total assets	341,393	335,028	306,722	297,542
Accounts payable	42,438	43,183	29,453	29,625
Other accrued expenses	5,808	9,003	7,745	9,402
Total current liabilities	121,166	125,106	105,137	106,966
Other liabilities	3,928	3,928	2,449	2,698
Deferred income taxes	29,843	22,976	21,800	14,928
Asset retirement obligation	784	7,998	731	7,391
Retained earnings	130,110	117,053	96,049	83,825
Accumulated other comprehensive loss, net of tax	(2,405)	-	(1,179)	-
Total stockholders' equity	164,673	154,021	123,605	112,559
Total liabilities and stockholders' equity	341,393	335,028	306,722	297,542
F-34

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31,
(in thousands, per-share amounts in dollars)
Consolidated Statements	2004	2003	2002
of Income Data:	As	As	As
previously	As	previously	As	previously	As
reported	restated	reported	restated	reported	restated
Gas sales from marketing activities	$ 93,231	$ 94,627	$ 73,141	$ 73,132	$ 46,366	$ 43,536
Oil and gas sales	67,947	69,492	47,022	48,394	22,857	22,688
Other income	1,946	1,946	3,499	3,586	2,854	2,854
Total revenues	290,720	293,660	202,851	204,301	135,342	132,343
Cost of gas marketing activities	91,898	92,881	72,444	72,361	46,184	43,168
Depreciation, depletion and amortization	17,958	18,156	14,153	15,313	12,103	12,601
Income from operations	-	57,236	-	36,625	-	13,942
Interest expense	874	674	1,329	1,195	1,340	1,505
Oil & gas price risk management loss, net	-	3,085	-	812	-	370
Income before income taxes and
cumulative effect of change in
accounting principle	54,603	53,478	34,923	34,617	13,082	12,067
Income taxes	20,543	20,251	12,106	11,934	3,797	3,186
Net income before cumulative effect of
change in accounting principle	34,061	33,228	22,818	22,684	9,285	8,881
Cumulative effect of change
in accounting principle	-	-	199	2,271	-	-
Net income	34,061	33,228	22,619	20,412	9,285	8,881

Per share amounts before cumulative effect
of change in accounting principle:
Basic earnings per share	$ 2.10	$ 2.05	$ 1.46	$ 1.45	$ 0.59	$ 0.56
Diluted earnings per share	$ 2.05	$ 2.00	$ 1.40	$ 1.30	$ 0.58	$ 0.55
Per share amounts after cumulative effect
of change in accounting principle:
Basic earnings per share	$ 2.10	$ 2.05	$ 1.45	$ 1.30	$ 0.59	$ 0.56
Diluted earnings per share	$ 2.05	$ 2.00	$ 1.39	$ 1.25	$ 0.58	$ 0.55

For year ended December 31,	2004		2003		2002
(in thousands)	As		As		As
Consolidated Statement of	previously	As	previously	As	previously	As
Stockholders' Equity Data:	reported	restated	reported	restated	reported	restated
Balance of January 1
Stockholders' equity	$ 123,605	$ 112,559	$ 101,122	$ 92,887	$ 96,773	$ 87,616
Accumulated other comprehensive
income (loss)	(1,179)	-	(1,782)	-	(457)	-
Retained earnings	96,049	83,825	73,430	63,413	64,145	54,531
Net income	34,061	33,228	22,619	20,412	9,285	8,881

Balance as of December 31
Retained earnings	130,110	117,053	96,049	83,825	73,430	63,413
Accumulated other
comprehensive income (loss)	(2,405)	-	(1,179)	-	(1,782)	-
Stockholders' equity	164,673	154,021	123,605	112,559	101,122	92,887

Consolidated Statement of Cash Flow:

Only certain individual line items within cash provided by operating activities have been restated in the statement of cash flows. Net cash provided by operating activities is the same as the original Form 10-K filing.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Quarterly Information	2004
(Unaudited)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Condensed Consolidated
Balance Sheet Data:
Accounts and notes receivable	$ 24,518	$ 28,207	$ 31,360	$ 35,802	$ 25,668	$ 31,611	$ 33,903	$ 36,065
Prepaid expenses	6,432	8,903	8,002	11,890	7,648	11,093	7,334	9,879
Total current assets	88,560	94,720	92,279	100,608	96,083	105,472	120,630	125,337
Properties and equipment	266,910	258,179	275,485	266,772	290,530	281,845	308,348	299,749
Accumulated depreciation,
depletion and amortization	75,582	79,245	80,194	83,645	84,434	87,778	88,341	92,165
Net properties and equipment	191,328	178,934	195,291	183,127	206,096	194,066	220,007	207,583
Other assets	625	1,782	752	1,884	754	2,587	757	2,108
Total assets	280,513	275,436	288,322	285,619	302,933	302,125	341,393	335,028
Accounts payable and accrued
expenses	44,520	47,397	51,905	56,001	57,627	61,831	65,757	69,697
Total current liabilities	77,004	79,881	88,011	92,107	96,266	100,470	121,166	125,106
Other liabilities	2,618	4,972	2,875	4,726	3,011	5,120	3,928	3,928
Deferred income taxes	23,821	17,302	25,963	20,061	27,912	22,599	29,843	22,976
Asset retirement obligation	740	7,527	749	7,654	758	7,790	784	7,998
Retained earnings	104,489	91,531	113,102	99,968	121,793	107,883	130,110	117,053
Accumulated other
comprehensive income, net	(2,382)	-	(3,482)	-	(5,072)	-	(2,405)	-
Total stockholders' equity	134,330	123,754	140,723	130,715	147,985	138,472	164,673	154,021
Total liabilities and
stockholders' equity	280,513	275,436	288,322	285,619	302,933	302,125	341,393	335,028
F-36

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2003
Quarterly Information (Unaudited)	First Quarter		Second Quarter		Third Quarter		Fouth Quarter
	As		As		As		As
Condensed Concolidated	previously	As	previously	As	previously	As	previously	As
Balance Sheet Data:	reported	restated	reported	restated	reported	restated	reported	restated

Accounts and notes receivable	$ 21,590	$23,435	$19,603	$21,261	$21,660	$22,042	$ 23,067	$24,025
Prepaid expenses	4,133	7,444	4,602	7,926	3,958	5,740	5,907	7,835
Total current assets	67,181	72,337	57,264	62,247	68,267	70,430	111,368	114,253
Properties and equipment	197,782	190,750	232,792	226,147	241,248	234,636	265,864	257,102
Accumulated depreciation,
depletion and amortization	60,302	65,319	63,523	68,991	67,567	72,932	71,182	74,809
Net properties and equipment	137,480	125,432	169,269	157,156	173,681	161,704	194,682	182,293
Other assets	333	442	333	1,458	315	893	672	995
Total assets	204,994	198,210	226,866	220,861	242,262	233,027	306,722	297,542
Accounts payable and accrued
expenses	40,134	43,667	30,969	33,147	31,629	32,685	$46,267	48,096
Total current liabilities	61,158	64,691	52,548	54,726	59,866	60,922	105,137	106,966
Other liabilities	2,122	2,143	2,317	2,960	2,512	2,762	2,449	2,698
Deferred income taxes	13,198	7,164	14,490	8,832	17,370	10,952	21,800	14,928
Asset retirement obligation	601	6,162	689	6,722	699	6,851	731	7,391
Retained earnings	78,226	65,858	82,856	70,750	88,060	76,811	96,049	83,825
Accumulated other
comprehensive loss, net	(2,504)	-	(2,906)	-	(974)	-	(1,179)	-
Total stockholders' equity	104,915	95,051	108,821	99,621	115,815	105,540	123,605	112,559
Total liabilities and
stockholders' equity	204,994	198,210	226,866	220,861	242,262	233,027	306,722	297,542

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Quarterly Information	2002
(Unaudited)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
Condensed Consolidated	previously	As	previously	As	previously	As	previously	As
Balance Sheet Data:	reported	restated	reported	restated	reported	restated	reported	restated

Accounts and notes receivable	$ 10,482	$ 10,482	$ 13,367	$ 13,653	$ 12,532	$ 13,627	$ 15,337	$ 16,207
Prepaid expenses	3,685	4,051	3,749	4,505	4,277	5,588	4,125	6,207
Total current assets	41,182	41,548	39,955	40,996	42,429	44,834	71,659	74,611
Properties and equipment	178,591	168,049	180,729	170,187	186,202	175,660	195,259	184,717
Accumulated depreciation,
depletion and amortization	48,687	52,119	51,725	55,296	54,840	58,509	57,144	60,891
Net properties and equipment	129,904	115,930	129,004	114,891	131,362	117,151	138,115	123,826
Other assets	2,633	2,849	2,632	2,842	2,798	3,021	2,477	2,585
Total assets	173,718	160,327	171,590	158,729	176,588	165,007	212,252	201,022
Accounts payable and accrued
expenses	19,186	18,976	21,603	22,615	23,017	25,711	28,687	30,764
Total current liabilities	33,548	33,338	30,638	31,651	35,365	38,059	69,889	71,966
Other liabilities	4,748	4,816	4,484	4,655	4,528	4,707	4,137	4,137
Deferred income taxes	10,342	5,321	11,446	6,130	11,551	6,141	12,103	7,032
Retained earnings	67,074	57,765	69,496	60,122	70,385	60,428	73,430	63,413
Accumulated other
comprehensive income, net	(1,080)	-	(646)	-	(914)	-	(1,782)	-
Total stockholders' equity	99,081	90,851	98,322	89,593	98,944	89,900	101,122	92,887
Total liabilities and
stockholders' equity	173,718	160,327	171,590	158,729	176,588	165,007	212,252	201,022

F-38

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Quarterly Information (Unaudited)
(in thousands, per-share amounts in
dollars)	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Condensed Consolidated	As		As		As		As
Statements of Income Data:	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
Gas sales from marketing activities	$23,457	$22,059	$26,011	$24,954	$23,983	$22,630	$19,780	$24,983
Oil and gas sales	16,196	16,316	15,859	16,209	16,117	16,581	19,775	20,386
Total revenues	71,049	69,770	73,924	73,217	73,157	72,268	72,590	78,405
Cost of gas marketing activities	22,855	21,890	25,649	24,606	23,981	22,047	19,414	24,338
Depreciation, depletion and
amortization	4,508	4,544	4,663	4,451	4,419	4,312	4,368	4,848
Income from operations	-	13,080	-	14,255	-	15,024	-	14,877
Interest expense	244	210	255	194	253	223	123	47
Oil and gas price risk management
loss (gain), net	-	830	-	869	-	2,379	-	(993)
Income before income taxes	13,187	12,040	13,452	13,192	13,621	12,422	14,343	15,824
Income taxes	4,747	4,334	4,839	4,755	4,930	4,506	6,026	6,654
Net income	8,439	7,706	8,613	8,437	8,692	7,916	8,316	9,169

Earnings per share
Basic earnings per share	$ 0.53	$ 0.49	$ 0.53	$ 0.52	$ 0.53	$ 0.49	$ 0.50	$ 0.55
Diluted earnings for share	$ 0.52	$ 0.47	$ 0.52	$ 0.51	$ 0.52	$ 0.47	$ 0.49	$ 0.54
F-39

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Quarterly Information (Unaudited)
(in thousands, per-share amounts in
dollars)	2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Condensed Consolidated	As		As		As		As
Statements of Income Data:	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
Gas sales from marketing activities	$ 21,605	$ 20,651	$ 17,353	$ 16,805	$ 17,686	$ 20,370	$ 16,497	$ 15,306
Oil and gas sales	8,859	9,658	10,919	11,213	13,088	13,304	14,155	14,218
Other income	385	385	285	285	488	488	2,341	2,428
Total revenues	53,994	53,840	42,193	41,938	47,208	50,108	59,456	58,415
Cost of gas marketing activities	21,483	20,938	17,112	16,444	17,464	19,797	16,521	15,183
Depreciation, depletion and
amortization	3,246	3,146	3,144	3,594	4,243	4,140	3,520	4,432
Income from operations	-	8,045	-	7,133	-	8,852	-	12,595
Interest expense	236	216	260	257	415	355	418	368
Oil and gas price risk management loss(gain), net	-	788	-	(426)	-	(551)	-	1,001
Income before income taxes and cumulative
effect of change in accounting principle	7,455	7,041	6,910	7,302	7,767	9,047	12,792	11,226
Income taxes	2,460	2,325	2,280	2,410	2,563	2,987	4,802	4,212
Net income before cumulative effect of
change in accounting principle	4,995	4,717	4,629	4,892	5,204	6,061	7,990	7,014
Cumulative effect of change in
accounting principle	(199)	(2,271)	-	-	-	-	-	-
Net income	4,796	2,446	4,629	4,892	5,204	6,061	7,990	7,014

Earnings per share before cumulative effect
of change in accounting principle:
Basic earnings per share	$ 0.32	$ 0.30	$ 0.29	$ 0.31	$ 0.33	$ 0.39	$ 0.52	$ 0.45
Diluted earnings per share	$ 0.31	$ 0.29	$ 0.29	$ 0.30	$ 0.31	$ 0.37	$ 0.49	$ 0.43

Earnings per share after cumulative effect
of change in accounting principle:
Basic earnings per share	$ 0.31	$ 0.16	$ 0.29	$ 0.31	$ 0.33	$ 0.39	$ 0.52	$ 0.45
Diluted earnings per share	$ 0.30	$ 0.15	$ 0.29	$ 0.30	$ 0.31	$ 0.37	$ 0.49	$ 0.43

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Quarterly Information (Unaudited)
(in thousands, per-share amounts in
dollars)	2002
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Condensed Consolidated	As		As		As		As
Statements of Income Data:	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
Gas sales from marketing activities	$8,482	$7,187	$11,962	$12,243	$11,673	$10,947	$14,249	$13,160
Oil and gas sales	4,514	4,517	6,358	6,336	5,141	5,029	6,844	6,807
Total revenues	36,086	34,794	33,469	33,727	28,149	27,311	37,638	36,511
Cost of gas marketing activities	8,279	6,940	12,152	12,354	11,734	11,144	14,019	12,730
Depreciation, depletion and
amortization	2,905	3,088	3,055	3,194	3,124	3,221	3,019	3098
Income from operations	-	4,330	-	3,768	-	1,176	-	4,668
Interest expense	239	112	356	514	400	591	345	287
Oil and gas price risk management
loss, net	-	4	-	(147)	-	305	-	209
Income before income taxes	4,227	4,214	3,495	3,401	1,121	280	4,239	4,172
Income taxes	1,298	1,294	1,073	1,044	232	(26)	1,194	874
Net income	2,929	2,920	2,422	2,357	889	306	3,045	3,298

Earnings per share
Basic earnings per share	$ 0.18	$ 0.18	$ 0.15	$ 0.15	$ 0.06	$ 0.02	$ 0.20	$ 0.21
Diluted earnings for share	$ 0.18	$ 0.18	$ 0.15	$ 0.15	$ 0.05	$ 0.02	$ 0.20	$ 0.21

F-41

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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
F-42