Form 10-Q
period 2005-09-30
PETROLEUM DEVELOPMENT CORP
filed 2006-01-12
CIK 77877

CONFORMED COPY

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2005

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

16,272,028 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 30, 2005.

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

The Board of Directors

Petroleum Development Corporation:

                           We have reviewed the accompanying condensed consolidated balance sheet of Petroleum Development Corporation and subsidiaries as of September 30, 2005, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in notes 21 and 22 to the Company's Form 10-K/A as of December 31, 2004, the Company has restated the condensed consolidated balance sheet as of December 31, 2004 and the condensed consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2004.

KPMG LLP

Pittsburgh, Pennsylvania

January 11, 2006

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

ASSETS	2005	2004
	(Unaudited)	(Restated)

Current assets:
Cash and cash equivalents	$ 64,801,600	$ 77,735,300
Accounts and notes receivable	56,143,500	36,065,300
Inventories	7,831,600	1,657,300
Prepaid expenses	25,529,000	9,878,900

Total current assets	154,305,700	125,336,800

Properties and equipment	343,349,100	299,748,700
Less accumulated depreciation, depletion and amortization	105,413,600	92,165,400
	237,935,500	207,583,300

Other assets	4,390,100	2,108,200

	$ 396,631,300	$ 335,028,300

(Continued)

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

September 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004
	(Unaudited)	(Restated)

Current liabilities:
Accounts payable and accrued expenses	$ 115,286,600	$ 69,696,600
Advances for future drilling contracts	24,847,500	42,497,300
Funds held for future distribution	18,933,200	12,911,800

Total current liabilities	159,067,300	125,105,700

Long-term debt	14,000,000	21,000,000
Other liabilities	10,623,500	3,927,500
Deferred income taxes	29,660,200	22,976,300
Asset retirement obligations	8,187,100	7,998,200

Stockholders' equity:
Common stock par value $0.01 per share;
authorized 50,000,000 shares; issued
and outstanding 16,272,028 shares and
16,589,824 shares	162,700	165,800
Additional paid-in capital	30,211,400	37,684,300
Retained earnings	145,576,800	117,052,500
Unamortized stock award	(857,700)	(882,000)

Total stockholders' equity	175,093,200	154,020,600

	$ 396,631,300	$ 335,028,300

See accompanying notes to unaudited condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Oil and gas well drilling operations	$ 39,710,600	$ 30,394,400	$ 108,118,300	$ 89,347,500
Gas sales from marketing activities	14,970,300	22,630,200	58,409,400	69,643,400
Oil and gas sales	28,413,400	16,580,500	68,619,900	49,105,700
Well operations and pipeline income	2,483,300	2,073,800	6,840,100	5,823,700
Other income	209,400	589,000	9,996,000	1,334,100
Total revenues	85,787,000	72,267,900	251,983,700	215,254,400

Cost and expenses:
Cost of oil and gas well drilling operations	36,177,500	26,005,400	95,112,200	76,328,400
Cost of gas marketing activities	14,269,500	22,047,400	58,348,400	68,542,900
Oil and gas production and
well operations cost	6,455,400	3,952,400	15,356,700	11,894,500
Exploratory dry hole costs	135,800	-	5,382,800	-
General and administrative expenses	1,645,500	926,300	4,529,000	2,821,400
Depreciation, depletion and amortization	5,120,000	4,312,300	14,822,000	13,308,000
Total expenses	63,803,700	57,243,800	193,551,100	172,895,200

Income from operations	21,983,300	15,024,100	58,432,600	42,359,200
Interest expense	142,200	223,100	433,000	627,100
Oil and gas price risk management loss, net	9,922,300	2,378,800	12,723,000	4,077,500

Income before income taxes	11,918,800	12,422,200	45,276,600	37,654,600
Income taxes	4,413,000	4,506,400	16,752,300	13,596,200

Net income	$ 7,505,800	$ 7,915,800	$ 28,524,300	$ 24,058,400

Basic earnings per common share	$ 0.46	$ 0.49	$ 1.74	$ 1.50
Diluted earnings per share	$ 0.46	$ 0.47	$ 1.73	$ 1.45

See accompanying notes to unaudited condensed consolidated financial statements.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004(a)
		(Restated)
Cash flows from operating activities:
Net income	$ 28,524,300	$ 24,058,400
Adjustments to net income to reconcile to cash
provided by operating activities:
Deferred income taxes	6,683,900	7,670,500
Depreciation, depletion and amortization	14,822,000	13,308,000
Unrealized loss on derivative transactions	9,416,200	2,592,900
Accretion of asset retirement obligation	344,500	322,600
Exploratory dry hole costs	5,382,800	-
Gain from sale of assets	(7,869,800)	(5,300)
Leasehold acreage expired or surrendered	12,900	291,000
Amortization of stock award	427,100	2,800
Increase in current assets	(17,360,800)	(3,301,300)
Increase in other assets	(1,205,200)	(161,800)
Increase (decrease) in current liabilities	6,042,800	(15,078,500)
(Decrease) increase in other liabilities	(462,600)	562,000

Total adjustments	16,233,800	6,202,900

Net cash provided by operating activities	44,758,100	30,261,300

Cash flows from investing activities:
Capital expenditures	(53,968,800)	(26,458,100)
Proceeds from sale of leases to partnerships	1,575,100	1,178,800
Proceeds from sale of fixed assets	9,580,700	68,900

Net cash used in investing activities	(42,813,000)	(25,210,400)

Cash flows from financing activities:
Net retirement of long-term debt	(7,000,000)	(26,000,000)
Proceeds from stock option exercises	-	2,178,600
Repurchase and cancellation of treasury stock	(7,878,800)	(2,749,100)

Net cash used in financing activities	(14,878,800)	(26,570,500)

Net decrease in cash and cash equivalents	(12,933,700)	(21,519,600)

Cash and cash equivalents, beginning of period	77,735,300	80,379,300

Cash and cash equivalents, end of period	$ 64,801,600	$ 58,859,700

             See accompanying notes to unaudited condensed consolidated financial statements.

a. Only certain individual line items within cash provided by operating activities have been restated. Net cash provided by operating activities is the same as the original 10-Q filing.

PETROLEUM DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

2.     Stock Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended and Statement 148.  If the fair-value-based method had been applied to all outstanding and unvested awards in each period, the impact for the nine months of 2005 would have been $71,400. There would have been no impact on reported net income in 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net income, as reported	$ 7,505,800	$ 7,915,800	$ 28,524,300	$ 24,058,400
Stock-based employee compensation
expenses included in reported net
income, net of related tax effects	106,900	600	269,100	1,800
Deduct total stock-based employee
compensation expense determined
under fair-value based method
for all rewards, net of tax	(130,700)	(600)	(340,500)	(1,800)

Pro forma net income	$ 7,482,000	$ 7,915,800	$ 28,452,900	$ 24,058,400

Basic earnings per share as reported	$ 0.46	$ 0.49	$ 1.74	$ 1.50

Pro forma basic earnings per share	$ 0.46	$ 0.49	$ 1.73	$ 1.50

Diluted earnings per share as reported	$ 0.46	$ 0.47	$ 1.73	$ 1.45

Pro forma diluted earnings per share	$ 0.46	$ 0.47	$ 1.73	$ 1.45

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

3.     Basis of Presentation

The Management of the Company believes that all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of such periods have been made.  The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

4.     Oil and Gas Properties

Oil and Gas Properties are reported on the successful efforts method.

5.    Earnings Per Share

Computation of earnings per common and common equivalent share are as follows for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted average common shares outstanding	16,271,593	16,284,827	16,433,859	16,140,358

Weighted average common and common
equivalent shares outstanding	16,322,795	16,694,637	16,484,787	16,542,623

		(Restated)		(Restated)
Net income	$ 7,505,800	$ 7,915,800	$ 28,524,300	$ 24,058,400

Basic earnings per share	$ 0.46	$ 0.49	$ 1.74	$ 1.50

Diluted earnings per share	$ 0.46	$ 0.47	$ 1.73	$ 1.45

 6.    Business Segments (Thousands)

PDC's operating activities can be divided into four major segments: drilling and development, natural gas marketing, oil and gas sales, and well operations and pipeline income.  The Company drills natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well.  A wholly-owned subsidiary, Riley Natural Gas, engages in the marketing of natural gas to commercial and industrial end-users. The Company owns an interest in over 2,700 wells from which it derives oil and gas working interests. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering.  All material inter-company accounts and transactions between segments have been eliminated.  Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows: (All numbers presented below are in thousands.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUES
Drilling and Development	$ 39,710	$ 30,394	$ 108,118	$ 89,347
Natural Gas Marketing	15,030	22,641	58,605	69,669
Oil and Gas Sales	28,414	16,581	68,620	49,106
Well Operations and Pipeline Income	2,483	2,074	6,840	5,824
Unallocated amounts (1)	150	578	9,801	1,308
Total	$ 85,787	$ 72,268	$ 251,984	$ 215,254

SEGMENT INCOME (LOSS) BEFORE INCOME TAXES
Drilling and Development	$ 3,533	$ 4,389	$ 13,006	$ 13,019
Natural Gas Marketing	759	591	250	1,120
Oil and Gas Sales(3)	9,022	7,136	25,006	23,102
Well Operations and Pipeline Income	393	965	2,626	2,846
Unallocated amounts (2)
General and Administrative expenses	(1,646)	(926)	(4,529)	(2,821)
Interest expense	(142)	(223)	(433)	(627)
Other (1)	-	490	9,351	1,016
Total	$ 11,919	$ 12,422	$ 45,277	$ 37,655

	September 30, 2005		December 31, 2004
			(Restated)
SEGMENT ASSETS
Drilling and Development		$ 41,366		$ 64,348
Natural Gas Marketing		59,205		31,234
Oil and Gas Sales		258,974		211,255
Well Operations and Pipeline Income		24,553		16,518
Unallocated amounts(2)
Cash		186		112
Other		12,347		11,561
Total		$ 396,631		$ 335,028

   (1) Includes gains on sales of assets, interest on investments and partnership management fees which are not allocated in assessing segment performance.

   (2) Items which are not allocated in assessing segment performance.

   (3) Includes $5.4 million in exploratory dry hole costs in the nine months ended September 30, 2005.

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

8.     Sale of Producing Wells

During the second quarter of 2005, the Company completed the sale to an unaffiliated entity of 111 Pennsylvania wells it purchased from Pemco Gas, Inc. in 1998.  The Company received proceeds of $3.4 million and recorded a gain of approximately $1.7 million which is included in "Other Income" in the accompanying condensed consolidated statements of income.

9.     Exploratory Dry Hole

During the second quarter of 2005, the exploratory Fox Federal #1-13 well was deemed to be non-commercial after well tests were completed and will be plugged and abandoned. Under the successful efforts method of accounting, this cost is required to be expensed in the period when such determination is made. This amounted to a $5.0 million expense which is included in the accompanying condensed consolidated statements of income under Exploratory Dry Hole Costs. Due to the dry hole, the Company reevaluated the Company's adjacent leases and wrote off approximately $383,000 which is included in Exploratory Dry Hole Costs.

10.   Commitments and Contingencies

The nature of the independent oil and gas industry involves a dependence on outside investor drilling capital and involves a concentration of gas sales to a few customers.  The Company sells natural gas to various public utilities, natural gas marketers, industrial and commercial customers.

The Company would be exposed to natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to the Company's derivative instruments not perform. Such nonperformance is not anticipated. There were no counterparty default losses in the first three quarters of 2005 or the year 2004.

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

 The Company's drilling programs formed since 1996 contain a performance standard which states that if certain performance levels are not met, the Company must remit a payment equal to one-half of its share of revenue from such partnership to the investing partners.  For the nine months ended September 30, 2005 and 2004, the Company paid partnerships a total of $564,200 and $475,000 respectively in accordance with the provision.

As Managing General Partner of 10 private limited partnerships and 64 public limited partnerships, the Company has liability for any potential casualty losses in excess of the partnership assets and insurance. The Company is the sole general partner of each of these various limited partnerships. The Company believes its casualty insurance coverage is adequate to meet this potential liability.

In order to secure the services for drilling rigs, the Company makes commitments to the drilling contractor which call for penalties for a specified amount of time if the Company ceases to use such drilling rigs, an event that is not anticipated to occur.  As of September 30, 2005, the Company has an outstanding commitment for $25.5 million.

From time to time the Company is a party to various legal proceedings in the ordinary course of business.  The Company is not currently a party to any litigation that it believes would have a materially adverse affect on the Company's business, financial condition, results of operations, or liquidity.

11. Common Stock Repurchase

On March 18, 2005 the Company publicly announced the authorization by its Board of Directors to repurchase up to 2% of the Company's outstanding common stock (331,796 shares) at fair market value at the date of purchase. At a meeting held June 10, 2005, the Board of Directors of Petroleum Development Corporation approved an amendment of the size of the stock repurchase from 2% to 10% (1,658,980 shares) of the Company's then outstanding common stock. Under the program, the Board has discretion as to the dates of purchase and amounts of stock to be purchased and whether or not to make purchases. This program expired on December 31, 2005. The following activity has occurred since inception of the plan on March 18, 2005 until September 30, 2005.

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

The Company has recorded historically strong revenues, income and cash flow for both the third quarter and the first nine months of 2005.  High oil and natural gas prices in combination with record Company production have been the largest contributors to both income and cash flow.  The high energy prices have also increased the Company's revenues for sales of Company-owned production. Management also believes that high energy prices have increased the attractiveness of its partnership investment programs to investors resulting in a significant increase in the sale of program interests and as a result increased drilling activity, and revenues for the Drilling and Development segment.  The new wells drilled for the partnerships also led to an increase in revenues for operating wells for the partnerships and others.

The increased level of activities also increased the costs associated with the drilling and development and well operations activities since more goods, services and other costs were incurred as a result of the higher levels of activities.

The increased profitability and cash flow from operations allowed the Company to continue to invest in capital projects. The majority of the capital investment was for oil and gas drilling and development activities. In addition, the Company repurchased common stock for approximately $7.9 million.

A more detailed explanation of the various components for the most recent quarter and nine months follows:

Results of Operations

Three Months Ended September 30, 2005 Compared with September 30, 2004

Revenues

Total revenues for the three months ended September 30, 2005 were $85.8 million compared to a restated $72.3 million for the three months ended September 30, 2004, an increase of approximately $13.5 million or 18.7 percent. Such increase was a result of increased drilling revenues, oil and gas sales and well operations and pipeline income, offset in part by a decrease in gas sales from marketing activities.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2005 were $63.8 million compared to a restated $57.2 million for the three months ended September 30, 2004, an increase of approximately $6.6 million or 11.5 percent. Such increase was primarily the result of increased cost of oil and gas well drilling operations, oil and gas production and well operations costs, general and administrative costs, and depreciation, depletion and amortization, offset in part by a decrease in the cost of gas marketing activities.

Drilling Operations

Drilling revenues for the three months ended September 3 0, 2005 were $39.7 million compared to $30.4 million for the three months ended September 30, 2004, an increase of approximately $9.3 million or 30.6 percent.  Such increase was due to the increased drilling funds raised through the Company's Public Drilling Programs.  The Company started the third quarter of 2005 with advances for future drilling from June 30, 2005 of $63.9 million compared with advances for future drilling of $42.5 million at the beginning of the third quarter of 2004. We believe in part that this increase in drilling program partnership subscriptions is fueled by the increase in oil and natural gas prices which has improved the performance of our prior programs which in turn has helped to increase our current drilling program sales.

Oil and gas well drilling operations costs for the three months ended September 30, 2005 were $36.2 million compared to $26.0 million for the three months ended September 30, 2004, an increase of approximately $10.2 million or 39.2 percent. Such increase was due to the higher levels of drilling activity from our Public Drilling Programs referred to above.  The gross margin on the drilling activities for the three months ended September 30, 2005 was 8.9% compared with 14.4% for the three months ended September 3 0, 2004, a decrease in gross margin of 5.5% as a result of the rising well fracturing and steel costs for casing and other equipment. For the first two partnerships in 2005, the Company raised its footage-based drilling rates it charges to its Public Drilling Partnerships. The third partnership and future partnerships will be drilled on a cost plus basis that will mitigate these fluctuations in drilling margins.

Natural Gas Marketing Activities

Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's gas marketing subsidiary, for the three months ended September 30, 2005 were $15.0 million compared to a restated $22.6 million for the three months ended September 30, 2004, a decrease of approximately $7.6 million or 33.6 percent. Such decrease was due to unrealized losses on derivative transactions which amounted to approximately $16.3 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, offset in part by higher volumes of natural gas sold and significantly higher average sales prices.

The costs of gas marketing activities for the three months ended September 30, 2005 were $14.3 million compared to a restated $22.0 million for the three months ended September 30, 2004, a decrease of $7.7 million or 35.0 percent. Such decrease was due to unrealized gains on derivative transactions which amounted to approximately $16.3 million and $1.5 million for the three months ended September 30, 2005 and 2004, respectively, offset in part by significantly higher average purchase prices and volumes of natural gas purchased for resale. Income before income taxes for the Company's natural gas marketing subsidiary was $759,000 for the three months ended September 30, 2005 compared to an income before income taxes of $591,000 for the three months ended September 30, 2004.

Oil and Gas Sales

Oil and gas sales from the Company's producing properties for the three months ended September 30, 2005 were $28.4 million compared to a restated $16.6 million for the three months ended September 30, 2004 an increase of $11.8 million or 71.1 percent. The increase was due to increased volumes sold at significantly higher average sales prices of oil and natural gas. The volume of natural gas sold for the three months ended September 30, 2005 was 2.7 million Mcf at an average sales price of $8.07 per Mcf compared to 2.6 million Mcf at an average restated sales price of $5.13 per Mcf for the three months ended September 30, 2004. Oil sales were 119,000 barrels at an average sales price of $54.66 per barrel for the three months ended September 30, 2005 compared to 88,000 barrels at an average restated sales price of $37.65 per barrel for the three months ended September 30, 2004. The increase in natural gas volumes was the result of the Company's increased investment in oil and gas properties, primarily recompletions of existing wells, wells drilled in our NECO, Colorado area of operation, and the investment in oil and gas properties we own in our public drilling program partnerships.

Oil and Gas Production

The Company's oil and natural gas production by area of operations along with average sales price is presented below:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
		Natural	Natural Gas		Natural	Natural Gas
	Oil	Gas	Equivalents	Oil	Gas	Equivalents
	(Bbl)	(Mcf)	(Mcfe)*	(Bbl)	(Mcf)	(Mcfe)*

Appalachian Basin	1,218	394,982	402,290	1,589	458,657	468,191
Michigan Basin	1,177	379,824	386,886	1,301	445,013	452,819
Rocky Mountains	116,170	1,941,513	2,638,533	85,414	1,682,360	2,194,844
Total	118,565	2,716,319	3,427,709	88,304	2,586,030	3,115,854

				(Restated)	(Restated)	(Restated)
Average Price	$ 54.66	$ 8.07	$ 8.29	$ 37.65	$ 5.13	$ 5.32

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

Oil and Gas Derivative Activities

Because of uncertainty surrounding natural gas prices we have used various derivative instruments to manage some of the impact of fluctuations in prices. Through March of 2007 we have in place a series of floors and ceilings on part of our natural gas and oil production. Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. During the three months ended September 30, 2005 the Company averaged natural gas volumes sold of 905,400 Mcf per month and oil sales of 39,500 barrels per month. The current positions in effect on the Company's share of production are shown in the following table.

		Floors		Ceilings
		Monthly Quantity	Contract	Monthly Quantity	Contract
Month Set	Month	Mmbtu	Price	Mmbtu	Price
Colorado Interstate Gas (CIG) Based Derivatives (Piceance Basin)
Feb-04	Oct 05	33,000	$3.10	16,000	$4.43
Mar-05	Oct 05	38,000	$4.75	19,000	$8.12
Jan-05	Nov 2005 - Mar 2006	60,000	$4.50	30,000	$7.15
Jul-05	Nov 2005 - Mar 2006	27,500	$6.50	13,750	$8.27
Sep-05	Nov 2005 - Mar 2006	78,700	$9.00	-	-
Mar-05	Apr 2006 - Oct 2006	42,000	$4.50	21,000	$7.25
Jul-05	Apr 2006 - Oct 2006	27,500	$5.50	13,750	$7.63
Jul-05	Nov 2006 - Mar 2007	27,500	$6.00	13,750	$8.40

NYMEX Based Derivatives - (Appalachian and Michigan Basins)
Feb-04	Oct 05	122,000	$4.28	61,000	$5.00
Mar-05	Oct 05	39,000	$5.75	19,500	$8.37
Jan-05	Nov 2005 - Mar 2006	156,000	$5.00	78,000	$8.50
Sep 05	Nov 2005 - Mar 2006	156,000	$10.50	-	-
Mar-05	Apr 2006 - Oct 2006	78,000	$5.50	39,000	$7.40
Jul-05	Apr 2006 - Oct 2006	61,000	$6.25	30,000	$8.98
Jul-05	Nov 2006 - Mar 2007	68,000	$7.00	34,000	$9.27
NYMEX Based Derivatives (NECO) Area
Feb-04	Oct 05	150,000	$4.26	75,000	$5.00
Jan-05	Nov 2005 - Mar 2006	150,000	$5.00	75,000	$8.45
Panhandle Based Derivatives (NECO) Area
Sep-05	Nov 2005 - Mar 2006	100,000	$10.00	-	-
Mar-05	Apr 2006 - Oct 2006	150,000	$5.00	75,000	$8.62
Jul-05	Nov 2006 - Mar 2007	150,000	$6.50	75,000	$8.56
Oil - NYMEX Based (Wattenberg)		Bbl		Bbl
Aug-04	Oct 2005 - Dec 2005	15,000	$32.30	7,500	$40.00

Oil and Gas Production and Well Operations Costs

Oil and gas production and well operations costs from the Company's producing properties for the three months ended September 30, 2005 were $6.5 million compared to $4.0 million for the three months ended September 30, 2004, an increase of $2.5 million or 62.5 percent. Such increase was due to increased production cost and severance and property taxes on the increased volumes and significantly higher average sales prices of natural gas and oil sold, along with the increased number of wells and pipelines operated by the Company. Lifting cost per Mcfe increased from $1.01 per Mcfe during the three months ended September 30, 2004 to $1.37 per Mcfe during the three months ended September 30, 2005 due to increased severance and property taxes on the significantly increased oil and gas prices, along with additional well workovers and production enhancements work performed.

Exploratory Dry Hole Cost

During the second quarter of 2005, the exploratory Fox Federal #1-13 well was deemed to be non-commercial after well tests were completed and will be plugged and abandoned. Under the successful efforts method of accounting, this cost is required to be expensed in the period when such determination is made. The majority of the dry hole costs were recorded in the second quarter with an additional $135,800 expense which is included under exploratory dry hole costs for the three months ended September 30, 2005. There were no exploratory dry hole costs in 2004.

Well Operations and Pipeline Income

Well operations and pipeline income for the three months ended September 30, 2005 was $2.5 million compared to $2.1 million for the three months ended September 30, 2004, an increase of approximately $400,000 or 19.0 percent. Such increase was due to an increase in the number of wells and pipeline systems operated by the Company for our drilling program partnerships as well as third parties.

Other Income

Other income for the three months ended September 30, 2005 was $209,000 compared to $589,000 for the three months ended September 30, 2004, a decrease of $380,000. Such decrease was due to lower management fee income because no partnerships were funded during the quarter ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 were $1.6 million compared to $926,000 for the three months ended September 30, 2004, an increase of approximately $700,000 or 75.6 percent. Such increase was due to the costs of complying with the various provisions of Sarbanes Oxley, in particular with Section 404 (Internal Controls), increased costs related to the 2004 and first quarter 2005 restatements discussed earlier in this document and increased administrative and payroll costs associated with an expanding company.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization costs for the three months ended September 30, 2005 increased to $5.1 million from a restated $4.3 million for the three months ended September 30, 2004, an increase of approximately $800,000 or 18.6 percent. Such increase was due to the increased production and investment in oil and gas properties by the Company.

Interest Expense

Interest cost for the three months ended September 30, 2005 was $142,000 compared to a restated $223,000 for the three months ended September 30, 2004, a decrease of $81,000 or 36.3 percent.  Such decrease was due to lower average outstanding balances of our credit facility offset in part by an unrealized gain on an interest rate swap in 2004, increased accretion related to asset retirement obligations, and higher interest rates.  The Company utilizes its daily cash balances to reduce its line of credit to lower its costs of interest.  The average daily outstanding debt balance for the three months ended September 30, 2005 was $8.0 million compared to $11.4 million for the three months ended September 30, 2004.

Oil and Gas Price Risk Management Loss, Net

For the three months ended September 30, 2005, the Company recorded unrealized losses of $7.8 million and realized losses of $2.1 million compared to the three months ended September 30, 2004, which is comprised of a restated unrealized loss of $1.9 million and restated realized losses of $463,000. The 2005 change is the result of increasing natural gas and oil prices. Oil and gas price risk management (gain) loss, net is comprised of the change in fair value of oil and natural gas derivatives related to our oil and gas production (this line item does not include commodity based derivative transactions related to transactions from marketing activities).

Provision for Income Taxes

The effective income tax rate for the Company's provision for income taxes increased from approximately 36.3 percent to 37.0 percent primarily because of a reduction in the benefit from percentage depletion, offset in part by additional benefit to be realized for the tax deduction for domestic production activities.

Net income and Earnings Per Share

Net income for the three months ended September 30, 2005 was $7.5 million compared to a restated net income of $7.9 million for the three months ended September 30, 2004, a decrease of approximately $400,000 or 5.1 percent.

Diluted earnings per share for the three months ended September 30, 2005 was $0.46 per share compared to a restated $0.47 per share for the three months ended September 30, 2004, a decrease of $0.01 per share or 2.1 percent.

Nine Months Ended September 30, 2005 Compared with September 30, 2004

Revenues

Total revenues for the nine months ended September 30, 2005 were $252.0 million compared to a restated $215.3 million for the nine months ended September 30, 2004, an increase of approximately $36.7 million or 17.0 percent. Such increase was a result of increased drilling revenues, oil and gas sales, well operations and pipeline income, and other income, offset in part by a decrease in gas sales from marketing activities.

Costs and Expenses

Costs and expenses for the nine months ended September 30, 2005 were $193.6 million compared to a restated $172.9 million for the nine months ended September 30, 2004, an increase of approximately $20.7 million or 12.0 percent. Such increase was primarily the result of the increase in the exploratory dry hole costs of $5.4 million in 2005, cost of oil and gas well drilling operations, oil and gas production costs, general and administrative expenses, and depreciation, depletion and amortization, offset in part by a decrease in cost of gas marketing activities.

Drilling Operations

Drilling revenues for the nine months ended September 30, 2005 were $108.1 million compared to $89.3 million for the nine months ended September 30, 2004, an increase of approximately $18.8 million or 21.1 percent.  Such increase was due to the increased drilling funds raised through the Company's Public Drilling Programs. During the first nine months of 2005 the Company funded two drilling programs with total subscriptions of $80.0 million and has commenced drilling of the partnership wells. We believe in part that this increase in drilling program partnership subscriptions is fueled by the increase in oil and natural gas prices which have improved the performance of our prior programs which in turn was helped to increase our current drilling program sales.

Oil and gas well drilling operations costs for the nine months ended September 30, 2005 were $95.1 million compared to $76.3 million for the nine months ended September 30, 2004, an increase of approximately $18.8 million or 24.6 percent. Such increase was due to the higher levels of drilling activity from our Public Drilling Programs referred to above. The gross margin on the drilling activities for the nine months ended September 30, 2005 was 12.0 percent compared with 14.6 percent for the nine months ended September 30, 2004, a decrease in gross margin of 2.6 percent as a result of the rising well fracturing and steel costs for casing and other well equipment.  For the first two partnerships in 2005, the Company raised its footage-based drilling rates it charges to its Public Drilling Partnerships. The third partnership and future partnerships will be drilled on a cost plus basis that will mitigate these fluctuations in drilling margins.

Natural Gas Marketing Activities

Natural gas sales from the marketing activities of Riley Natural Gas (RNG), the Company's marketing subsidiary, for the nine months ended September 30, 2005 were $58.4 million compared to a restated $69.6 million for the nine months ended September 30, 2004, a decrease of approximately $11.2 million or 16.1 percent. Such decrease was due to unrealized losses on derivative transactions which amounted to approximately $21.0 million and a restated $3.9 million for the nine months ended September 30, 2005 and 2004, respectively, offset in part by higher volumes of natural gas sold, along with significantly higher average sales prices.

The cost of gas marketing activities for the nine months ended September 30, 2005 was $58.3 million compared to a restated $68.5 million for the nine months ended September 30, 2004, a decrease of $10.2 million or 14.9 percent. Such decrease was due to unrealized gains on derivative transactions which amounted to approximately $20.1 million and a restated $3.0 million for the nine months ended September 30, 2005 and 2004, respectively, offset in part by higher volumes of natural gas purchased for resale, along with higher average purchase prices.  Income before income taxes for the Company's natural gas marketing subsidiary decreased from a restated $1.1 million for the nine months ended September 30, 2004 to $250,000 for the nine months ended September 30, 2005.

Oil and Gas Sales

Oil and gas sales from the Company's producing properties for the nine months ended September 30, 2005 were $68.6 million compared to a restated $49.1 million for the nine months ended September 30, 2004 an increase of $19.5 million or 39.7 percent. The increase was due to increased volumes sold at significantly higher average sales prices of oil and natural gas. The volume of natural gas sold for the nine months ended September 30, 2005 was 8.1 million Mcf at an average sales price of $6.52 per Mcf compared to 7.88 million Mcf at an average restated sales price of $5.04 per Mcf for the nine months ended September 30, 2004. Oil sales were 331,000 barrels at an average sales price of $47.60 per barrel for the nine months ended September 30, 2004 compared to 289,000 barrels at an average restated sales price of $34.78 per barrel for the nine months ended September 30, 2004. The increase in natural gas volumes was the result of the Company's increased investment in oil and gas properties, primarily recompletions of existing wells, wells drilled in our NECO, Colorado area of operation, and the investment in oil and gas properties we own in our public drilling program partnerships.

Oil and Gas Production

The Company's oil and natural gas production by area of operations along with average sales price is presented below:

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
		Natural	Natural Gas		Natural	Natural Gas
	Oil	Gas	Equivalents	Oil	Gas	Equivalents
	(Bbl)	(Mcf)	(Mcfe)*	(Bbl)	(Mcf)	(Mcfe)*

Appalachian Basin	3,073	1,238,724	1,257,162	3,931	1,346,915	1,370,501
Michigan Basin	3,391	1,172,638	1,192,984	4,305	1,314,829	1,340,659
Rocky Mountains	324,355	5,698,298	7,644,428	280,308	5,093,748	6,775,596
Total	330,819	8,109,660	10,094,574	288,544	7,755,492	9,486,756

				(Restated)	(Restated)	(Restated)
Average Price	$ 47.60	$ 6.52	$ 6.80	$ 34.78	$ 5.04	$ 5.18

*One barrel of oil is equal to the energy equivalent of six Mcf of natural gas.

Financial results depend upon many factors, particularly the price of natural gas and our ability to market our production effectively. In recent years, natural gas and oil prices have been among the most volatile of all commodity prices. These price variations can have a material impact on our financial results. Natural gas prices in Colorado continue to trail prices which we receive for our Appalachian and Michigan gas which are based upon NYMEX. The Company's management believes the lower prices in the Rocky Mountain Region, including Colorado, resulted from increasing local supplies that exceeded the local demand and pipeline capacity available to move gas from the region. In 2003 a pipeline expansion project was completed, leading to improved natural gas prices in the region which reduced the local surplus. There is currently a substantial amount of drilling activity in the Rockies, and if future additions to the pipeline system are not made in a timely fashion it is possible that pipeline constraints could create a local oversupply situation in the future which could mean lower natural gas prices.  Like most other producers in the area we rely on major interstate pipeline companies to construct these facilities, so their timing and construction is not within our control. See Management's Discussion and Analysis for the three months ended September 30, 2005 compared with the September 30, 2004 for a complete schedule of current derivative positions.

Oil and Gas Production and Well Operations Costs

Oil and gas production and well operations costs from the Company's producing properties for the nine months ended September 30, 2005 were $15.4 million compared to $11.9 million for the nine months ended September 30, 2004, an increase of approximately $3.5 million or 29.4 percent. Such increase was due to the increased production costs and severance and property taxes on the increased volumes and significantly higher sales prices of natural gas and oil sold, along with the increased number of wells and pipelines operated by the Company. Lifting cost per Mcfe increased from $1.03 per Mcfe during the nine months ended September 30, 2004 to $1.20 per Mcfe during the nine months ended September 30, 2005, due to increased severance and property taxes on the significantly increased oil and gas average sales prices along with additional well workovers and production enhancement work performed.

Exploratory Dry Hole Cost

During the second quarter of 2005, the exploratory Fox Federal #1-13 well, was deemed to be non-commercial after well tests were completed and will be plugged and abandoned. Under the successful efforts method of accounting, this cost is required to be expensed in the period when such determination is made. This amounted to a $5.4 million expense which is included under exploratory dry hole costs. There were no exploratory dry hole costs in 2004.

Well Operations and Pipeline Income

Well operations and pipeline income for the nine months ended September 30, 2005 was $6.8 million compared to $5.8 million for the nine months ended September 30, 2004, an increase of approximately $1.0 million or 17.2 percent. Such increase was due to an increase in the number of wells and pipeline systems operated by the Company for our drilling program partnerships as well as third parties.

Other Income

Other income for the nine months ended September 30, 2005 was $10.0 million compared to $1.3 million for the nine months ended September 30, 2004, an increase of $8.7 million. The increase is a result of a sale of a portion of one of our undeveloped leases in Garfield County, Colorado, which we sold in the first quarter of 2005 (See Footnote 7) for a pre-tax gain of $6.2 million, a second quarter gain on sale of some Pennsylvania wells (See Footnote 8) in the amount of $1.7 million, management fees collected from the funding of two drilling partnerships, and interest earned on higher average cash balances and higher interest rates.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 were $4.5 million compared to $2.8 million for the nine months ended September 30, 2004, a increase of approximately $1.7 million or 60.7 percent. Such increase was due to the cost of complying with the various provisions of Sarbanes Oxley, in particular Section 404 (Internal Controls), increased costs related to the 2004 and first quarter 2005 restatements discussed earlier in this document, and increased administrative and payroll costs associated with an expanding company.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization costs for the nine months ended September 30, 2005 increased to $14.8 million from a restated $13.3 million for the nine months ended September 30, 2004, an increase of approximately $1.5 million or 11.3 percent. Such increase was due to increased production and investment in oil and gas properties by the Company.

Interest Expense

Interest costs for the nine months ended September 30, 2005 was $433,000 compared to a restated $627,000 for the three months ended September 30, 2004, a decrease of $194,000 or 30.9 percent.  Such decrease is due to lower average outstanding balances of our credit facility offset in part by an unrealized gain on an interest rate swap in 2004, increased accretion related to asset retirement obligations, and higher interest rates.  The Company utilizes its daily cash balances to reduce its line of credit to lower its cost of interest.  The average daily outstanding debt balance for the nine months ended September 30, 2005 was $3.3 million compared to $11.9 million for the nine months ended September 30, 2004.

Oil and Gas Price Risk Management Loss, Net

For the nine months ended September 30, 2005, the Company recorded unrealized losses of $9.3 million and realized losses of $3.4 million compared to the nine months ended September 30, 2004 balance which is comprised of a restated unrealized loss of $3.1 million and restated realized losses of $933,000. The 2005 change is the result of increasing natural gas and oil prices. Oil and gas price risk management (gain) loss, net is comprised of the change in fair value of oil and natural gas derivatives related to our oil and gas production (this line item does not include commodity based derivative transactions related to transactions from marketing activities).

Provision for Income Taxes

The effective income tax rate for the Company's provision for income taxes increased from approximately 36.1 percent to 37.0 percent primarily because of a reduction in the benefit from percentage depletion, offset in part by additional benefit to be realized for the tax deduction for domestic production activities.

Net income and Earnings Per Share

Net income for the nine months ended September 30, 2005 was $28.5 million compared to a restated net income of $24.1 million for the nine months ended September 30, 2004, an increase of approximately $4.4 million or 18.3 percent.

Diluted earnings per share for the nine months ended September 30, 2005 was $1.73 per share compared to restated $1.45 per share for the nine months ended September 30, 2004, an increase of $0.28 per share or 19.3 percent.

Liquidity and Capital Resources

The Company funds its operations through a combination of cash flow from operations and use of the Company's credit facility.  Operational cash flow is generated by sales of natural gas and oil from the Company's well interests, natural gas marketing, profits from well drilling and operating activities from the Company's public drilling programs and others, and natural gas gathering and transportation. Cash payments from Company-sponsored partnerships are used to drill and complete wells for the partnerships, with operating cash flow accruing to the Company to the extent payments exceed drilling costs.  The Company utilizes its revolving credit arrangement to meet the cash flow requirements of its operating and investment activities.

Oil and Gas Derivative Activities

Because of the uncertainty surrounding natural gas and oil prices we have used various derivative instruments to manage some of the impact of fluctuations in gas prices. Through March 2007 we have in place a series of floors and ceilings on part of our oil and natural gas production. Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty, however if the index drops below the floor the counterparty pays us. See previous pages in this Management's Discussion and Analysis for the schedule of open derivative positions.

The Company also enters into derivative instruments for its partners' share of production as well as its own production. Actual wellhead prices will vary based on local contract conditions, gathering and other costs and factors.

Natural Gas Pricing and Pipeline Capacity

The Company sells natural gas under contracts that are priced based on spot prices or price indexes that reflect current market prices for the commodity.  As a result variations in the market are reflected in the revenue we receive. The price of natural gas has varied substantially over short periods of time in the past, and there is every reason to expect a continuation of that variability in the future.  During the first three quarters prices for natural gas were close to or above record levels, and future expectations as reflected in the NYMEX futures market are for continuing high price levels for the balance of 2005 and beyond.  Strong domestic and international demand for energy and inadequate short term supplies are believed to be key causes of the strong prices.  High prices could encourage the development of new energy sources and reduced consumption as users find more efficient ways to use energy or substitute other energy forms.  High energy prices could also slow global economic growth, further reducing demand.  As a result the energy price outlook could change rapidly from current expectations.  Reduced natural gas prices would reduce the profitability and cash flow from the Company's gas production operations.

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

Oil Pricing

Oil prices were near or above record levels for most of the first three quarters of 2005.  The Company's oil prices are largely determined by oil prices in the world market.  Global supply and demand and geopolitical factors are the key determinants of oil prices.  The rapid growth of energy use in developing countries, most notably China, is driving a rapid increase in worldwide oil consumption.  Higher prices could result in reduced consumption and/or increasing supplies that could moderate the current high price levels.  Over the past several years oil has been an increasing part of the Company's production mix.  As a result higher oil prices have contributed to the Company's increased revenue from oil and gas sales more than in the past, and the Company would suffer a greater impact if oil prices were to decrease.

Public Drilling Programs

During January, 2005, the Company commenced sales and funded its first 2005 Partnership (PDC 2005-A) at its maximum subscriptions of $40 million, the largest PDC partnership at that time.  The Company commenced the drilling operations of the partnership late in the first quarter and will continue to drill for the partnership into the second and third quarters of 2005.

In April, 2005, the Company commenced sales and funded its second 2005 Partnership (PDC 2005-B) at its maximum allowable subscriptions of $40 million.  The Company commenced drilling operations of this partnership late in the second quarter and plans to continue to drill for the partnership during the fourth quarter of 2005.

In December, 2005, the Company commenced sales and funded its third 2005 partnership, a private limited partnership, Rockies Region Private Limited Partnership with subscriptions of approximately $36 million. Drilling operations will commence in the first quarter of 2006.

Substantially all of the Company's drilling programs contain a repurchase provision where Investors may request the Company to repurchase their partnership units at any time beginning with the third anniversary of the first cash distribution. The provision provides that the Company is obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), only if investors request the Company to repurchase such units subject to the Company's financial ability to do so.  The maximum annual 10% repurchase obligation, if requested by the investors, is currently approximately $8.4 million. The Company has adequate liquidity to meet this obligation. During the first nine months of 2005 the Company has spent $248,100 under this provision.

Drilling Activity

Through the first nine months of 2005 the Company drilled along with its public drilling fund partnerships a total of 121 wells with only one developmental dry hole. The Company drilled 96 successful wells in its Wattenberg field in the Denver-Julesberg Basin and 25 successful wells in the Piceance Basin in western Colorado, all of the wells that the Company drills in these two areas are in conjunction with its public drilling fund partnerships. The Company plans to conduct the remainder of its 2005 partnership drilling activity in these two areas.

Through the first nine months of 2005, the Company also drilled for its own account 53 gross (34 net) wells in its northeast Colorado properties (NECO). The wells are being drilled on locations created by the regulatory approval of the reduction in well spacing from 80 to 40 acres on the properties the Company acquired in Yuma County, Colorado in 2003.

Exploratory Wells

During the second quarter of 2005, the exploratory Fox Federal #1-13 well, was deemed to be non-commercial after well tests were completed and will be plugged and abandoned.  Under the successful efforts method of accounting, this cost is required to be expensed in the period when such determination is made.  This amounted to a $5.0 million expense which is included in the Income Statement under Exploratory Dry Hole Costs.

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

All of the costs of the above three exploratory wells were incurred 100% by the Company as no costs were incurred by the drilling fund partnerships.

Purchase of Oil and Gas Properties

Although the Company made several offers to purchase producing oil and gas properties from other companies during the first nine months of 2005, it was not successful in purchasing any of those properties.  The Company did purchase a number of small interests in its partnerships from investors wishing to liquidate their holdings under the repurchase provision of the partnerships.

Costs incurred by the Company in oil and gas acquisitions, exploration and development for the nine months ended September 30, 2005 are presented below:

Property acquisition cost:
Proved undeveloped properties	$ 5,926,900
Producing properties	273,900
Development costs	34,983,000
Exploration costs	8,777,500
$ 49,961,300

Common Stock Repurchase Program

On March 18, 2005 the Company publicly announced the authorization by its Board of Directors to repurchase up to 2% of the Company's outstanding common stock (331,796 shares) at fair market value at the date of purchase. At a meeting held June 10, 2005, the Board of Directors of Petroleum Development Corporation approved an amendment of the size of the stock repurchase from 2% to 10% (1,658,980 shares) of the Company's then outstanding common stock. Under the program, the Board has discretion as to the dates of purchase and amounts of stock to be purchased and whether or not to make purchases. This program is scheduled to expire on December 31, 2005. The following activity has occurred since inception of the plan on March 18, 2005 until September 30, 2005.

Month of Purchase	May, 2005
Average Price paid per share	$23.75
Broker/Dealer	McDonald Investments
Number of Shares Purchased	331,796
Remaining Number of Shares to purchase	1,327,184

Working Capital

Although the Working Capital of the Company as of September 30, 2005 is a negative $4.8 million this amount included a net liability of $9.4 million related to the fair value of derivatives.  Such amount may or may not be realized depending on the change in the fair value of derivatives between September 30, 2005 and settlement, and will not require additional expenditures of cash since it will be funded with proceeds from future oil and gas sales.

Long-Term Debt

The Company has a $200 million credit facility agented by JP Morgan Securities Inc. and BNP Paribas subject to and secured by adequate levels of oil and gas reserves. The maximum available borrowing base is $125.0 million as of April 1, 2005, of which the Company has activated $80 million of the facility.  The Company is required to pay a commitment fee of ¼ percent annually on the unused portion of the activated credit facility. Interest accrues at prime, with LIBOR (London Interbank Market Rate) alternatives available at the discretion of the Company and subject to a pricing grid which defines the spread over LIBOR. No principal payments are required until the credit agreement expires on November 4, 2010.

As of September 30, 2005, the outstanding balance was $14,000,000.  Any amounts outstanding under the credit facility are secured by substantially all properties of the Company.  The credit agreement requires, among other things, the existence of satisfactory levels of natural gas reserves and maintenance of certain financial and negative covenants customary for a facility of this size. At September 30, 2005, the outstanding balance was subject to a prime rate of 6.75%. The Company has been granted a waiver through January 12, 2006 for the delivery of its quarterly reporting requirements for the quarter ended September 30, 2005.

Contractual Obligations

Contractual obligations and due dates are as follows:

`	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt	$ 14,000,000	$ -	$ -	$ 14,000,000	$ -
Operating Leases	658,700	243,000	307,200	74,500	34,000
Asset Retirement Obligation	8,187,100	50,000	100,000	100,000	7,937,100
Drilling Rig Commitment	25,533,200	5,621,000	11,242,000	8,670,200	-
Derivative Agreements	48,576,000	41,417,000	7,159,000	-	-
Other Liabilities	3,485,900	40,000	250,000	250,000	2,945,900
Total	$ 100,440,900	$ 47,371,000	$ 19,058,200	$ 23,094,700	$ 10,917,000

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

Commitments and Contingencies

As Managing General Partner of 10 private partnerships and 64 public partnerships, the Company has liability for any potential casualty losses in excess of the partnership assets and insurance. The Company is generally the sole general partner of each of these various limited partnerships.  The Company believes its casualty insurance coverage is adequate to meet this potential liability.

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

The Company's derivative activities could result in reduced revenue compared to the level the Company would experience if no derivative instruments were in place.  The Company uses derivative instruments to reduce the impact of price movements on revenue.  While these derivative instruments protect the Company against the impact of declining prices, they also may limit the positive impact of price increases.  As a result the Company may have lower revenues when prices are increasing than might otherwise be the case.

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

Critical Accounting Policies and Estimates

We have identified the following policies as critical to our business operations and the understanding of our results of operations.  This listing is not a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.  However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require  the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate.  For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant accounting policies" in our annual financial statements and related notes on Form 10-K/A.  Our critical accounting policies and estimates are as follows:

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

Natural gas marketing is recorded on the gross accounting method.  Riley Natural Gas ("Riley"), our marketing subsidiary, purchases gas from many small producers and bundles the gas together to sell in larger amounts to purchasers of natural gas for a price advantage.  Riley has latitude in establishing price and discretion in supplier and purchaser selection.  Natural gas marketing revenues and expenses reflect the full cost and revenue of those transactions because Riley takes title to the gas it purchases from the various producers and bears the risks and enjoys the benefits of that ownership. Both the realized and unrealized portions of the Riley commodity-based derivative transactions for natural gas sales from marketing activities are included in gas sales from marketing activities or cost of gas marketing activities, as applicable.

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

Derivatives are reported on the Condensed Consolidated Balance Sheets at fair value. Changes in fair value of derivatives that are recorded in earnings in the consolidated statements of income as none of the Company's derivatives qualified for hedge accounting under the provisions of FAS 133.

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

Deferred Tax Asset Valuation Allowance

Deferred tax assets are recognized for deductible temporary differences, net operating loss carry forwards, and credit carry forwards if it is more likely than not that the tax benefits will be realized.  To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation of allowance has been established.

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

On April 4, 2005, the FASB issued FASB Staff Position (FSP) FAS 19-1 "Accounting for Suspended Well Costs."  This staff position amends FASB Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies which use the successful efforts method of accounting.  The position states that exploratory well costs should continue to be capitalized if: 1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.  If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the FSP requires annual disclosure of: 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. The Company adopted FAS 19-1 during the third quarter of 2005 and will adopt the annual disclosures requirements in the Company's 10-K as of December 31, 2005. The application of this FSP did not have a significant impact on the Company's financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so, and it applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 for our fiscal year beginning January 1, 2006. We currently believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This consensus applies to voting right entities not within the scope of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in which the investor is the general partner in a limited partnership or functional equivalent. The EITF consensus is that the general partner in a limited partnership is presumed to control that limited partnership regardless of the extent of the general partner's ownership interest and, therefore, should include the limited partnership in its consolidated financial statements. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have either: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 2, 2005, for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Disclosure Regarding Forward Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the Company's estimate of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in successfully drilling productive wells and in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in this Form 10-Q and in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.

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

Commodity Price Risk

The Company utilizes commodity-based derivative instruments to manage a portion of its exposure to price risk from its oil and natural gas sales and marketing activities. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production and CIG-based contracts traded by JP Morgan for Colorado production and purchase and sales contracts with customers deemed to be derivatives used by its natural gas marketing company, Riley Natural Gas. These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volume to which the derivative relates and, in the case of RNG, the cost of gas supplies purchased for marketing activities. As a result, while these derivative instruments are structured to reduce the Company's exposure to changes in price associated with the commodity, they also limit the benefit the Company might otherwise have received from price changes associated with the commodity. The Company's policy prohibits the use of oil and natural gas future and option contracts for speculative purposes.

The following tables summarize the open derivative and purchase and sale contracts for Riley Natural Gas and PDC as of September 30, 2005 and September 30, 2004.

Riley Natural Gas
Open Derivatives Contracts
Commodity	Type	Quantity	Weighted	Total
		Gas-Mmbtu	Average	Contract	Fair
		Oil-Barrels	Price	Amount	Value
Total Contracts as of September 30, 2005
Natural Gas	Cash Settled Sale	3,444,000	$7.08	$ 24,392,650	$ (18,292,508)
Natural Gas	Cash Settled Purchase	980,000	$8.12	$ 7,953,380	$ 4,635,487
Natural Gas	Cash Settled Sale Option	80,000	$5.56	$ -	$ 1
Natural Gas	Cash Settled Purchase Option	40,000	$7.06	$ -	$ (253,652)
Natural Gas	Physical Contract Sale	493,388	$7.79	$ 3,843,514	$ (3,133,759)
Natural Gas	Physical Contract Purchase	3,111,300	$7.32	$ 22,785,381	$ 16,897,291

Contracts maturing in 12 months following September 30, 2005
Natural Gas	Cash Settled Sale	2,724,000	$7.28	$ 19,834,820	$ (15,485,473)
Natural Gas	Cash Settled Purchase	870,000	$8.20	$ 7,129,880	$ 4,266,891
Natural Gas	Cash Settled Sale Option	80,000	$5.56	$ -	$ 1
Natural Gas	Cash Settled Purchase Option	40,000	$7.06	$ -	$ (253,652)
Natural Gas	Physical Contract Sale	469,413	$7.79	$ 3,657,341	$ (3,049,437)
Natural Gas	Physical Contract Purchase	2,481,300	$7.62	$ 18,901,381	$ 14,160,744

Prior Year Total Contracts as of September 30, 2004
Natural Gas	Cash Settled Sale	3,920,000	$5.51	$ 21,616,540	$ (5,842,600)
Natural Gas	Cash Settled Purchase	1,150,000	$6.11	$ 7,029,540	$ 706,260
Natural Gas	Cash Settled Sale Option	660,000	$5.20	$ -	$ -
Natural Gas	Cash Settled Purchase Option	330,000	$6.97	$ -	$ (124,075)
Natural Gas	Physical Contract Sale	951,399	$7.63	$ 7,263,314	$ 58,859
Natural Gas	Physical Contract Purchase	3,893,900	$5.74	$ 22,339,079	$ 4,569,306
The maximum term over which RNG is managing exposure to the variability of cash flows for commodity price risk is 37 months.

Petroleum Development Corporation
Open Derivatives Contracts
Commodity	Type	Quantity	Weighted	Total
		Gas-Mmbtu	Average	Contract	Fair
		Oil-Barrels	Price	Amount	Value
Total Contracts as of September 30, 2005
Natural Gas	Purchase	11,754	$6.82	$ 80,182	$ 85,389
Natural Gas	Sale Option	7,776,180	$6.43	$ -	$ 909,974
Natural Gas	Purchase Option	3,053,590	$8.19	$ -	$ (11,334,641)
Crude Oil	Sale Option	38,889	$32.30	$ -	$ 3
Crude Oil	Purchase Option	19,445	$40.00	$ -	$ (506,298)

Contracts maturing in 12 months following September 30, 2005
Natural Gas	Purchase	11,754	$6.82	$ 80,182	$ 85,389
Natural Gas	Sale Option	6,135,088	$6.45	$ -	$ 602,627
Natural Gas	Purchase Option	2,233,044	$8.02	$ -	$ (9,194,020)
Crude Oil	Sale Option	38,889	$32.30	$ -	$ 3
Crude Oil	Purchase Option	19,445	$40.00	$ -	$ (506,298)

Prior Year Total Contracts as of September 30, 2004
Natural Gas	Purchase	11,679	$4.82	$ 56,254	$ 22,202
Natural Gas	Sale Option	4,887,080	$4.64	$ -	$ 247,949
Natural Gas	Purchase Option	1,974,075	$5.57	$ -	$ (2,691,500)
Crude Oil	Sale	28,740	$31.63	$ 909,046	$ (489,155)
Crude Oil	Sale Option	172,440	$32.30	$ 5,569,812	$ 50,025
Crude Oil	Purchase Option	86,220	$40.00	$ 3,448,800	$ (649,544)
The maximum term over which PDC is managing exposure to the variability of cash flows for commodity price risk is 18 months.

See "Working Capital" in Management's Discussions of Liquidity and Capital Resources for the effect of these contracts on the Company's Consolidated Balance Sheet.

The average NYMEX closing price for natural gas for the nine months of 2005 and the year 2004 was $7.16 Mmbtu and $6.14 Mmbtu. The average NYMEX closing price for oil for the nine months of 2005 and the year 2004 was $53.40 bbl and $41.44 bbl.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulation and new drilling activities within the industry.

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

As previously disclosed in the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2004, and in its amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2005, the Company determined that, as of December 31, 2004 and March 31, 2005, there were material weaknesses affecting its internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective. Based upon the evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company disclosure controls and procedures were not effective.

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

{b} Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that materially affects, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to September 30, 2005, we are in the process of implementing the remedial actions described above.

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

Item 6.  Exhibits

(a)         Exhibits

Exhibit Name	Exhibit Number	Location
Acknowledgement of Independent Registered Public Accounting Firm	23.1	Filed herewith
Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	31.1	Filed herewith.
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31.2	Filed herewith.
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-	32	Filed herewith.
Oxley Act of 2002) Certifications by Chief Executive
Officer and Chief Financial Officer of Petroleum
Development Corporation

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Development Corporation (Registrant)

Date: January 11, 2006	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer and President

Date: January 11, 2006	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer