Form 10-K/A
period 2007-12-31
PETROLEUM DEVELOPMENT CORP
filed 2008-04-29
CIK 77877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (304) 842-3597

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates on June 29, 2007, was $679,172,437 (based on the then closing price of $47.48).

As of April 11, 2008, there were 14,849,007 shares of our common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission, or SEC, on March 20, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Petroleum Development Corporation has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.

Unless the context otherwise requires, references to “PDC,” “the Company,” “we,” “us,” “our,” “ours,” or “ourselves” in this report refer to the registrant, Petroleum Development Corporation, together with our subsidiaries, proportionate share of our sponsored drilling partnerships and an entity in which we have a controlling interest. The use of these terms is not intended to connote any particular corporate status or relationships.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our executive officers and directors, their principal occupations for the past five years and additional information is set forth below.

Name	Age	Position(s)	Director Since	Directorship Term Expires
Steven R. Williams	57	Chairman, Chief Executive Officer and Director	1983	2009

Richard W. McCullough	56	Vice Chairman, President, Chief Financial Officer and Director	2007	2008

Darwin L. Stump	53	Chief Accounting Officer	—	—

Eric R. Stearns	50	Executive Vice President	—	—

Daniel W. Amidon	47	General Counsel and Secretary	—	—

Barton R. Brookman, Jr.	45	Senior Vice President Exploration and Production	—	—

Vincent F. D’Annunzio	55	Director	1989	2010

Jeffrey C. Swoveland	53	Director	1991	2008

Kimberly Luff Wakim	50	Director	2003	2009

David C. Parke	41	Director	2003	2008

Anthony J. Crisafio	55	Director	2006	2009

Joseph E. Casabona	64	Director	2007	2008

Larry F. Mazza	47	Director	2007	2008

Steven R. Williams was elected Chairman and Chief Executive Officer in January 2004. Mr. Williams served as President from March 1983 until December 2004 and has been a Director of PDC since 1983.

Richard W. McCullough was appointed President in March 2008, was elected Vice Chairman of our Board of Directors in December 2007, was appointed Chief Financial Officer in November 2006 and also served as our Treasurer from November 2006 until October 2007. Prior to joining our company, Mr. McCullough served as an energy consultant from July 2005 to November 2006. From January 2004 to July 2005, Mr. McCullough served as president and chief executive officer of Gasource, LLC, Dallas, Texas, a marketer of long-term, natural gas supplies. From 2001 to 2003, Mr. McCullough served as an investment banker with J.P. Morgan Securities, Atlanta, Georgia, and served in the public finance utility group supporting bankers nationally in all natural gas matters. Additionally, Mr. McCullough has held senior positions with Progress Energy, Deloitte and Touche, and the Municipal Gas Authority of Georgia. Mr. McCullough, a Certified Public Accountant, was a practicing certified public accountant for 8 years.

Darwin L. Stump was appointed Chief Accounting Officer in November 2006. Mr. Stump has been an officer of PDC since April 1995 and held the position of Chief Financial Officer and Treasurer from November 2003 until November 2006. Previously, Mr. Stump served as Corporate Controller from 1980 until November 2003. Mr. Stump, a CPA, was a senior accountant with Main Hurdman, Certified Public Accountants prior to joining us.

Eric R. Stearns was appointed Executive Vice President in March 2008. Prior to his current position, Mr. Stearns served as Executive Vice President Exploration and Production since December 2004, Executive Vice President Exploration and Development from November 2003 until December 2004, and Vice President Exploration and Development from April 1995 until November 2003. Mr. Stearns joined our company as a geologist in 1985 after working at Hywell, Incorporated and for Petroleum Consultants.

Daniel W. Amidon was appointed General Counsel and Secretary in July 2007. Prior to his current position, Mr. Amidon was employed by Wheeling-Pittsburgh Steel Corporation beginning in July 2004; he served in several positions including General Counsel and

Secretary. Prior to his employment with Wheeling-Pittsburgh Steel, Mr. Amidon worked for J&L Specialty Steel Inc. from 1992 through July 2004 in positions of increasing responsibility, including General Counsel and Secretary. Mr. Amidon practiced with the Pittsburgh law firm of Buchanan Ingersoll PC from 1986 through 1992.

Barton R. Brookman, Jr. was appointed Senior Vice President Exploration and Production in March 2008. Previously Mr. Brookman served as Vice President Exploration and Production since joining us in July 2005. Prior to joining our company, Mr. Brookman worked for Patina Oil and Gas and its predecessor Snyder Oil for 17 years in a series of positions of increasing responsibility ending his service as Vice President of Operations of Patina.

Vincent F. D’Annunzio has served as president of Beverage Distributors, Inc. located in Clarksburg, West Virginia since 1985.

Jeffrey C. Swoveland is the Chief Operating Officer of Coventina Healthcare Enterprises, a medical device company specializing in therapeutic warming and multi-modal treatment systems used in the treatment, rehabilitation and management of pain since May 2007. Previously, Mr. Swoveland served as the Chief Financial Officer of Body Media, Inc., a life-science company specializing in the design and development of wearable body monitoring products and services, from September 2000 to May 2007. Prior thereto, Mr. Swoveland held various positions, including Vice President of Finance, Treasurer and interim Chief Financial Officer, with Equitable Resources, Inc., a diversified natural gas company, from 1997 to September 2000. Mr. Swoveland serves as a member of the Board of Directors of Linn Energy, LLC, a public, independent natural gas and oil company.

Kimberly Luff Wakim, an Attorney and Certified Public Accountant, is a Partner with the Pittsburgh, Pennsylvania law firm Thorp, Reed & Armstrong LLP, where she serves as a member of the Executive Committee. Ms. Wakim joined Thorp Reed & Armstrong LLP in 1990.

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

Anthony J. Crisafio, a Certified Public Accountant, serves as an independent business consultant, providing financial and operational advice to businesses and has done so since 1995. Additionally, Mr. Crisafio has served as the Chief Operating Officer of Cinema World, Inc. from 1989 until 1993 and was a partner with Ernst & Young from 1986 until 1989.

Joseph E. Casabona served as Executive Vice President and member of the Board of Directors of Denver based Energy Corporation of America, a natural gas exploration and development company, from 1985 to his retirement in May 2007. Mr. Casabona’s responsibilities included strategic planning as well as executive oversight of the drilling operations in the continental United States and internationally.

Larry F. Mazza has served as Chief Executive Officer of MVB Bank Harrison, Inc., in Bridgeport, West Virginia since March 2005. Prior to the formation of MVB Bank Harrison, Mr. Mazza served as Senior Vice President Retail Banking Manager for BB&T in West Virginia, where he was employed from June 1986 to March 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and holders of more than 10% of the common stock are required by regulations promulgated by the Commission pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. The Company assists officers and directors, and will assist beneficial owners, if any, of more than 10% of the common stock, in complying with the reporting requirements of Section 16(a) of the Exchange Act.

Based solely on its review of the copies of such forms received by it, the Company believes that since January 1, 2007, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were met with the following exception. On December 13, 2007, restricted stock vested for the following persons: Steven R. Williams, Thomas E. Riley, Richard W. McCullough, Eric R. Stearns and Darwin L. Stump, and such officers elected to receive the restricted stock net of stock sufficient to pay taxes, which was withheld to pay taxes. This stock withholding was reportable, and was not reported until December 21, 2007.

Corporate Governance

Audit Committee. The audit committee, which met nine times in 2007, is comprised entirely of persons whom the Board has determined to be independent under NASDAQ Marketplace Rule 4200(a)(15), Section 301 of the Sarbanes-Oxley Act of 2002 and Section 10A(m)(3) of the Exchange Act. Mr. Swoveland chairs the committee; other audit committee members are Ms. Wakim, Mr. Parke, Mr. Crisafio and Mr. Casabona. The Board has determined that Mr. Swoveland, Ms. Wakim, Mr. Crisafio and Mr. Casabona qualify as audit committee financial experts as defined by SEC regulations and that all the audit committee members are independent of management. The audit committee’s purpose is to assist the Board in monitoring the integrity of our financial reporting process, systems of internal controls and financial statements and our compliance with legal and regulatory requirements. Additionally, the committee is directly responsible for the appointment, compensation and oversight of our independent auditors for the purpose of preparing or issuing an audit report or related work and to assess the need for an internal audit function and recommend its establishment when deemed appropriate.

In performing its responsibilities, the audit committee monitors the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; monitors the independence of the Independent Registered Public Accounting Firm; and provides an avenue of communications among the Independent Registered Public Accounting Firm, management and the Board of Directors. The Board has adopted a charter of the audit committee which is posted on our website. The Board continues to assess the adequacy of the charter and will revise it as necessary.

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors since we filed with the SEC on July 30, 2007, our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

In January 2003, we adopted our Code of Business Conduct and Ethics, as amended, applicable to all of our directors, officers, employees, agents, representatives and consultants. Our principal executive officer, principal financial officer and principal accounting officer are subject to additional specific provisions under the code of conduct. Our code of conduct is posted on our website at www.petd.com. In the event of an amendment to, or a waiver of, including an implicit waiver, the code of conduct, we will disclose the information on its internet website. On November 17, 2007, the Board approved a waiver of regarding any potential conflict related to the service of Mr. Swoveland on the Board of Directors of Linn Energy LLC. If the Board of Directors becomes aware of a potential conflict in the future, the Board of Directors will consider at that time whether or not to continue this waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

The Board has assigned to the compensation committee responsibility for developing and overseeing our compensation programs and executive compensation. The committee consists entirely of independent Board members. The committee has been authorized by the Board to make final determinations for all elements of compensation for the executive officers. Independent board members who are not part of the committee are often consulted as part of the committee’s decision process. The committee also negotiates terms and approves all executive employment agreements and administers our long-term incentive plans.

Summary

The committee’s overall goal is to design an executive compensation plan with the following characteristics:

•	Is fair to both the executive and our company

•	Is competitive with compensation being paid by other oil and gas companies of similar size and complexity

•	Is competitive with companies located in the same geographic regions as our operations

•	Helps retain key executives

•	Avoids encouraging illegal or unethical activities

•	Rewards efforts that improve our performance

•	Is appropriate considering compensation of our other employees

The committee, working with nationally recognized compensation consultant Towers Perrin, has developed and annually reviews and updates a peer group of companies to use to establish total level of compensation and components of compensation at competitive companies. Executive compensation includes salary, short-term incentive (cash bonus) and long-term incentive (stock or stock-based) compensation. In addition executives participate in and benefit from the qualified benefit programs available to all employees as well as to an executive retirement plan and other perquisites.

The peer group median compensation levels are the primary basis for salary, short-term and long-term incentive target levels. Position, contributions to company performance, future potential, skills and other factors are also considered. The committee seeks to tie a large percentage of the short-term incentive to specific performance goals established at the beginning of the year. In 2007, the committee set a target for production growth and intended to set a target for earnings per share but did not do so due to the delay in the filing of the financial statements for 2006 and significant operational changes at our company due primarily to several large acquisitions which we completed at the beginning of 2007. As a result 60% of the short-term incentive in 2007 was determined by the committee following the end of the year, although our financial performance was compared to estimates made by us during the year was considered. In making its decision about the discretionary portion of the awards positive factors the committee considered included the significant increase in the value of our stock, progress made in the accounting area, the installation and start-up of a new enterprise software system, and the very competitive level of our finding and development costs. Areas of concern included the high levels of G&A and operating costs and the material weaknesses in the internal control over financial reporting.

For long-term incentives the committee first sets dollar targets based on the peer group levels and factors related to the individual executive, and then determines the number of shares using valuation methods based on the average price for the preceding December (the December 2006 average closing price for 2007 awards and the December 2007 average closing price for 2008 awards) and adjusted for the type of award and the timing and likelihood of vesting. The compensation consultant assists us in evaluating the value of awards based on generally accepted valuation methods consistent with the compensation reported for SEC reporting.

The compensation committee also consults with our Chief Executive Officer regarding proposed peer group changes and for his evaluation of performance and suggestions for compensation of the other executive officers. Topics discussed with our Chief Executive Officer include individual executive achievement of key operating targets, participation in and support for development and execution of our strategic plan, management development and succession planning, the Chief Executive Officer’s assessment of the executives’ contributions to our success, and the limitations or shortcomings in the executives’ performance or potential.

In 2006, using a similar method to establish compensation levels, the compensation of each of our five named executives ranged from the 38th percentile to 60th percentile of the comparable peer group executive (41st percentile for our Chief Executive Officer). While final numbers for peer group compensation for 2007 are not available, the committee anticipates that our compensation for executives in 2007 will be modestly higher than the median of the peer group in total. These final compensation levels in excess of the median of the peer group were justified by the impressive performance of our company in 2007, with production increase of 65%, reserve increase of 112% and a significant increase in our stock price, which performance was remarkable by general market and by industry standards.

The committee also recommended and the Board approved changes to Board compensation for 2007 and 2008. As with the executive compensation, the peer group compensation was a primary factor used to determine competitive levels of cash and equity compensation for Board members.

Compensation Design

Compensation Philosophy and Objectives

The committee’s philosophy is to provide compensation packages that will attract, motivate and retain executive talent and deliver rewards for superior performance and consequences for underperformance. The committee considers many factors in establishing the compensation packages for our executive officers. The ultimate goal is to provide compensation that is fair to both our company and the executive officers, that motivates behavior that will enhance the value of our company, that avoids encouraging behavior that does not serve our best interests and that will allow us to attract and retain executive officers.

The committee believes the following characteristics of a compensation program contribute to the implementation of its philosophy:

•	Offer a total compensation program that is competitive with the compensation practices of those peer companies with which we compete for talent;

•	Tie a significant portion of executive compensation to our achievement of pre-established financial and operating objectives and to personal objectives established for each executive individually;

•

Provide a significant portion of overall compensation in the form of equity-based compensation in order to align the interests of our executives with those of our shareholders and to avoid excess focus on short-term results; and

•	Structure a significant proportion of total compensation in a fashion that promotes executive retention.

Pay-for-Performance

The committee believes that a significant portion of executive compensation should be closely linked to both our and the individual’s performance. The committee’s pay-for-performance philosophy is reflected in our compensation practices, which tie a significant portion of executive compensation to the achievement of our financial and operating objectives and also to take into account personal objectives and performance. This philosophy is reflected in annual incentive awards, which are directly linked to the achievement of short-term financial and operating objectives set by the committee and have potential payouts ranging from zero to as much as 180% of the target for each of the components. During 2007, the targets were increases in production, and the committee’s assessment of other factors related to the individual’s performance and development. Factors deemed particularly important in the committee’s assessment of the discretionary portion of the short-term incentive, or STI, compensation for 2007 included dramatic increases in reserves and production and our overall growth, management’s efforts relating to the impending retirement of our Chief Executive Officer and management’s efforts in improving our historical financial and accounting systems and reporting. The following table summarizes the criteria used in determining the 2007 bonus amount. Earnings per share, which the committee had planned to include as a factor, was ultimately not used in determining any formula-based short-term incentive in 2007 due to the delay in filing the 2006 Form 10-K and major operational changes at our company due to several large acquisitions in early 2007. As a result, the committee included financial performance as one of the criteria in its discretionary evaluation for 2007, which was increased from 30% to 60% of the overall bonus calculation. This discretionary portion of the STI program permits the committee to account for individual performance and differentiate among executives. In addition, half of the discretionary annual bonus was based on 2007 earnings performance compared to internal estimates made by management during the year. The committee also assesses individual executive performance with input from the Chief Executive Officer as well as other Board members and other committees. When determining what portion of the discretionary income to award, the committee discusses each executive individually and considers all the available information. In 2008, the committee established performance targets for 70% of the STI, with the balance determined at the discretion of the committee. In 2007 and 2008, 100% of Mr. Stump’s STI is determined by the committee at its discretion.

Pay-for Performance Table

Criteria	Lower Threshold Amount	Target Bonus	Maximum Bonus	Percent of Total Maximum Bonus
2007:
Production (Mmcfe)	24,000	26,000	28,000	40%

Discretionary evaluation	Compensation Committee Determination			60%

2008:

Production (Mmcfe)	35,000	37,000	39,000	40%

Diluted earnings per share	$2.55	$3.05	$3.55	30%

Discretionary evaluation	Compensation Committee Determination			30%

The committee also ties compensation to performance through equity-based long term incentive, or LTI, awards that are designed to motivate executives to meet our long-term performance goals and to tie their interests to those of the shareholders. In 2007 and for 2008, the LTI awards are restricted stock which vest over time, and long-term incentive performance, or LTIP, shares. The LTIP shares will vest only if certain minimum thresholds of stock price appreciation are met. One-half of the LTIP shares will vest and be issued based upon an annual stock price increase of approximately 12%, with the starting price based on the average price of the stock in December proceeding the award year. An additional 25% of the awarded LTIP shares will vest and be issued at annualized hurdle rate of 16% and an additional 25% at 20%. The stock price used to determine if the LTIP shares will vest will be the average daily closing price for each of the three monthly periods: December 2009, 2010 and 2011 for the 2007 awards, and 2010, 2011, and 2012 for the 2008 awards. Any shares not vested in 2009 or 2010 (or 2010 and 2011 for the 2008 awards) will remain eligible to be vested in future years; however, any unvested shares at December 31, 2011 for the 2007 awards or December 31, 2012 for the 2008 awards will be forfeited. The committee decided to use three measurement dates to take into account the volatility of energy prices and their impact on our stock price.

As a result of the structure of the STI and LTI compensation, a significant amount of variable compensation under our compensation program is contingent on the achievement of our key financial and operating objectives and on increasing the value of the shares of our stock.

The Role of Equity-Based Compensation

Our LTI program is an integral part of our overall executive compensation program. The LTI program is intended to serve a number of objectives including aligning the interests of executives with those of our shareholders and focusing senior executives on the achievement of well-defined, long-term performance objectives that are aligned with our corporate strategy, thereby establishing a direct relationship between compensation and shareholder value. The program also furthers the goal of executive retention, since the executive officer will forfeit any unvested awards in the event the officer voluntarily terminates employment with us without “good reason.”

Historically, the primary form of equity compensation awarded by us was qualified and non-qualified stock options, although such grants were not issued on a regular basis. This form was selected because of the favorable individual and corporate accounting and tax treatments provided by rules at the time, and the widespread use of stock options in executive compensation. In 2004, the committee began utilizing a combination of restricted stock and options for executive compensation, believing that the restricted stock was better appreciated by employees and resulted in less dilution for the shareholders. Beginning in 2006, the accounting treatment for stock options changed as a result of the applicability of Statement of Financial Accounting Standards No. 123(R), making the use of stock options less attractive. As a result, the committee assessed the desirability of granting only shares of restricted stock to executives, and concluded that shifting entirely to restricted stock would provide an equally motivating form of incentive compensation, while permitting the issuance of fewer shares, thereby reducing potential dilution to other shareholders. The committee did want to tie the value received by executives to performance for a portion of the equity compensation, thereby providing executives with a greater incentive to focus on the long-term appreciation of the stock. To accomplish this, a portion of the LTI for each executive consists of LTIP shares, which require both the passage of time and specified increases in the stock price to vest.

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

The value-based approach can cause the number of equity instruments needed to be granted from year to year to vary, even though the awards may have the same dollar value. This can be caused by, among other things, fluctuations in our common stock price at the time of grant. This issue is further addressed in the “Long-Term Incentives” section.

Mr. Williams has announced his planned retirement in 2008, Mr. McCullough was named as Mr. Williams’ successor, and Mr. Riley resigned in early 2008. As a result a large part of the executive team will have new and expanded responsibilities in 2008. Largely as a result of relatively short tenure with our company the new executive team does not have a significant ownership position in our stock. As a result of these factors, and the additional and unusual demands of a major management transition, the committee felt that a one time award of stock, vesting over a 5-year time frame, would both compensate the management team for their additional efforts and provide a better link between their interests and those of the shareholders. 32,711 shares of restricted common stock were issued to Messrs. McCullough, Stearns, Brookman and Amidon in connection with this issuance.

Use of Consultants and Benchmarking to Help Establish Target Compensation Levels

The compensation committee utilizes the compensation consulting services of Towers Perrin. Over the past 18 months, Towers Perrin: assisted the committee with a review and revision of the peer group, conducted a competitive benchmarking of our executive and non-employee director compensation programs, helped the committee in its redesign of the LTI program in 2007 as described below, and led an educational session focused on new SEC pay disclosure rules. The committee periodically assesses the effectiveness and competitiveness of our executive compensation structure with the assistance of Towers Perrin, and utilizes the assistance of Towers Perrin in assessing the value and cost of various proposed compensation arrangements. Towers Perrin is engaged by, and reports directly to, the committee.

In developing its compensation objectives, the committee compared our compensation levels with those of a group of 14 companies for 2007, and 17 companies for 2008, or collectively, the peer group. This benchmarking is done with respect to each of the key annual elements of our executive compensation programs discussed above (salary, STI and LTI compensation), as well as the compensation of individual executives based on their position in the overall compensation hierarchy. The committee uses data from the peer group to establish a dollar target level for each key element to deliver compensation to each executive at approximately the 50th percentile of the peer group, with adjustments made based on the executive’s individual performance. Targeting the 50th percentile helps ensure that our compensation practices will be competitive in terms of attracting and retaining executive talent, while performance based compensation provides for variations due to superior or sub-par performance. Because compensation for the peer group is for prior periods, the committee attempts to anticipate future movements in compensation levels when it sets compensation targets. For example, when setting compensation for 2007, the most recent compensation information available was from the 2006 proxy statements for compensation paid in 2005. As more up to date information becomes available, it is reviewed by the committee to evaluate whether future compensation plans should be adjusted to take unanticipated changes in actual compensation of the peer group into account.

The 2007 peer group was comprised of the following companies:

• Unit Corporation	• St. Mary Land & Exploration	• Cabot Oil & Gas Corporation

• Penn Virginia Corporation	• Whiting Petroleum Corporation	• Range Resources Corporation

• Encore Acquisition Company	• Berry Petroleum Company	• Bill Barrett Corporation

• Quicksilver Resources	• Clayton Williams Energy	• Brigham Exploration Company

• Forest Oil Corporation	• Comstock Resources

For determination of 2008 compensation, Forest Oil Corporation, Range Resources and Quicksilver Resources were eliminated from the group because they had grown much larger than our company. Six additions were made to the group, Venoco, Rosetta Resources, Petroquest Energy, Delta Petroleum, Parallel Petroleum and Carrizo Oil & Gas, to help keep the median revenue and market capitalization of the group consistent with our company. The committee believes that the peer group represents companies with similar operations, of similar complexity, and with which we believe we compete for executive talent.

The following chart shows the comparison by category for the median compensation for the five highest paid executives combined of the peer group based on 2006 compensation adjusted for projected inflation increases, the target compensation levels set by the committee for 2007, and the actual compensation paid in 2007. The compensation above the target level reflects the achievement of the maximum target for production growth and the committee’s assessment of performance for the discretionary portion of the STI, and the increase in stock price between the average stock price in December 2006 (which is used to determine the number of shares awarded for the LTI compensation) and the stock price on the date the awards were finalized.

Review of Overall Compensation

The committee reviews for each of the executive officers the total dollar value of the officer’s annual compensation, including salary, STI compensation, LTI compensation, perquisites, deferred compensation accruals and other compensation. The committee also reviews shareholdings and accumulated unrealized gains under prior equity-based compensation awards, and amounts payable to the executive officer upon termination of the executive’s employment under various different circumstances, including retirement and termination in connection with a change in control. See “2007 Summary Compensation Table” below.

Consideration of Prior Compensation

While the committee considers all compensation previously paid to the executive officers, including amounts realized or realizable under prior equity-based compensation awards, the committee believes that current compensation practices must be competitive to retain the executives in light of prevailing market practices and to motivate the future performance of the executive officers. Accordingly, wealth accumulation through our superior past performance is not punished through reductions in current compensation levels.

Elements Of Executive Compensation

Overview

To achieve the objectives of the executive compensation program, the committee uses four elements of compensation in varying proportions for the different executive officers. These elements are base salary, STI, LTI, and other benefits. The committee uses cash payments (base salary and STI), awards tied to our stock (LTI, which we also refer to as equity-based compensation) and non-cash benefits in its overall compensation packages. The committee balances salary and performance-based compensation, and cash and non-cash compensation, in a manner it believes best serves the objectives of our compensation program. The committee allocates among the different elements of compensation in a manner similar to the median allocation of the peer group, based on the level of the executive’s position. Generally, it is the policy of the committee that, as income levels increase, a greater proportion of the executive’s income should be in the form of STI and LTI compensation. For example our Chief Executive Officer receives a higher percentage of his compensation in the form of short and long term incentives compared to other executives, as is the case of chief executive officers in the peer group. The following table shows the breakdown of target compensation among the three elements for 2007 and 2008 for each executive officer.

	Target Compensation for Elements as a Percentage of Total Target Compensation
	2007			2008
Name	Base Salary	Bonus Target	Equity Target	Base Salary	Bonus Target	Equity Target
Steven R. Williams	33%	24%	43%	27%	24%	49%

Thomas E. Riley(1)	36%	22%	42%	—	—	—

Richard W. McCullough(2)	40%	20%	40%	29%	27%	44%

Eric R. Stearns	36%	23%	41%	33%	20%	47%

Barton R. Brookman, Jr.(3)	—	—	—	40%	20%	40%

Daniel W. Amidon(4)	—	—	—	40%	20%	40%

Darwin L. Stump	44%	22%	34%	40%	20%	40%

(1)	Mr. Riley resigned as our President effective March 9, 2008.
(2)	Mr. McCullough was selected as successor to our Chief Executive Officer upon Mr. Williams’ retirement, anticipated to be in August 2008.
(3)	Mr. Brookman was appointed to the executive position of Senior Vice President on March 8, 2008.
(4)	Mr. Amidon joined us in July 2007 as General Counsel.

Base Salary

The compensation committee annually reviews the base salaries of our Chief Executive Officer and our other executive officers. Salaries are also reviewed in the case of promotions or other significant changes in responsibilities. In each case, the committee takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices of the peer group. Base salary is intended to provide a baseline of compensation that is not contingent upon our performance.

After reviewing the peer group salary levels and considering individual performance, the committee established base salary increases for 2007 of 7.2% for our Chief Executive Officer and between 0% and 8.2% for our other executive officers. The total salary compensation of the executive officers approximated the mean of the peer group, although the spread between the highest and lowest is less than the peer group. For 2008, the committee established base salary increases of 8.1% for our Chief Executive Officer and between 3.2% and 44.7% for other executive officers. Mr. McCullough’s base salary was increased by 44.7% to reflect the additional responsibilities he has assumed as President and the anticipated further increase in responsibilities upon his assumption of the Chief Executive Officer position later in the year. Annual base salaries for the executive officers for 2007 and 2008 are shown in the following table:

	Annual Base Salaries
Name	2007	2008
Steven R. Williams	$370,000	$400,000

Thomas E. Riley	292,500	—

Richard W. McCullough	235,000	340,000

Eric R. Stearns	271,500	305,000

Barton R. Brookman, Jr.	200,000	250,000

Daniel W. Amidon	210,000	227,500

Darwin L. Stump	220,500	227,500

Short-Term Incentives

Annual STI are tied to our overall performance for the fiscal year, as measured against objective criteria set by the committee, as well as the committee’s assessment of our performance and individual performance of each executive. For 2007, at least 40% of the target STI payments are performance based awards measured against objective criteria established early in the fiscal year for all named executives except Mr. Stump. The remainder was awarded at the discretion of the committee based on its assessment of company and executive performance. For 2007 and 2008, 100% of Mr. Stump’s STI is discretionary and for the other executive officers, STI performance based award percentages will be 70% of the total target STI. The compensation committee has decided to maintain discretion over STI bonus amounts for Mr. Stump to emphasize the focus of his role in 2007 and 2008 on the continued development of the accounting functions of our company rather than on production targets and overall financial performance. The committee, comprised entirely of independent directors, believes that some discretion with respect to individual awards is desirable to compensate for unusual and unexpected events, and as a result does not set specific performance targets for 30% of the target STI in 2008.

Target STI payments, expressed as a percentage of base salary, are set for each executive officer prior to the beginning of the fiscal year based on job responsibilities. STI payments for the year may range from zero up to 180% of the executive officer’s base salary, based on the achievement of the objective criteria for performance based payments and the assessment by the committee for the balance. For fiscal year 2007 target STI awards for the executive officers ranged from 50% to 75% of salary. In 2008 target STI awards for the executive officers range from 50% to 90% of salary, which is in line with the peer group compensation.

With respect to the executive officers, the committee establishes formulae to determine the percentage of the target annual incentive payment that may be payable for the fiscal year. The committee does not have the discretion to change any objective criteria once they have been established. However, the committee does retain discretion over 60% (100% for Mr. Stump) of the total target STI in 2007 to allow some flexibility to award superior, or reflect the effect of sub-par, personal performance that may not be captured by the financial and operating criteria. In 2008 the committee established objective criteria for 70% of the total STI for all executives except Mr. Stump, where it will continue to maintain discretion over 100% of the STI award. In addition, the committee has the authority to recommend to the Board compensation for unusual circumstances. In July of 2007 we hired Dan Amidon as general counsel under an employment agreement that called for STI of up to 75% of his annual salary, prorated for the term of service. As a result of Mr. Amidon’s outstanding performance and contributions the committee awarded Mr. Amidon total STI compensation equal to 100% of his salary (reduced pro rata for the partial year worked). The following table sets forth the STI threshold, target and maximum levels for 2007 and 2008 for the executives expressed as a percentage of base salary.

	Short-Term Incentive Compensation(1)
	2007			2008
	% of Base Salary			% of Base Salary
Name	Threshold	Target	Stretch	Threshold	Target	Stretch
Steven R. Williams	0%	75%	150%	0%	90%	180%

Thomas E. Riley	0%	62.5%	125%	—	—	—

Richard W. McCullough	0%	50%	100%	0%	90%	180%

Eric R. Stearns	0%	62.5%	125%	0%	62.5%	125%

Barton R. Brookman, Jr.	—	—	—	0%	50%	100%

Daniel W. Amidon	0%	50%	75%	0%	50%	100%

Darwin L. Stump	—	—	—	—	—	—

(1)	Percentages apply to all executive officers with the exception of Mr. Stump, 100% of his STI was and is discretionary. Additionally, Mr. Brookman was not eligible for STI compensation until March 2008.

Long-Term Incentives

The committee’s practice has been to determine the dollar amount of target equity compensation and to then grant equity-based compensation that has a fair value equal to that amount. To provide consistency from year-to-year and to avoid questions about timing of awards, the committee uses a consistent period to value the awards when determining the number of shares in the award, the average daily price in December of the year prior to the award year. The 2007 awards were determined using the fair value of the awards based on the average daily closing price of our stock in December 2006, with average December 2007 prices being used to determine the awards for 2008. At the committee’s direction Towers Perrin calculated the fair value utilizing methods they have developed for use with these types of equity valuations, including taking into account the probability and/or timing of vesting under the performance criteria for the LTIP shares and the other restricted stock. For the purpose of recording an expense for financial reporting purposes, the awards are valued based on the market price at the time the award is finalized.

In April 2007, we corrected an administrative error in the stock option exercise price of shares awarded the executive officers in March 2006, none of which were exercised at the time. The administrative error related to the use of the closing price of our common stock on the day prior to the award, rather than the closing price on the day of the award in accordance with our 2004 Long-Term Equity

Compensation Plan. We identified the need for the correction, and the effect of the correction was not material to the fair value of the awards, either at the time of the award or the time of the correction.

In 2007, a percentage of the equity-based compensation awards are LTIP shares with the percentage increasing for more highly compensated executives, and the balance of the awards are time vesting restricted stock. For example, 50% of the Chief Executive Officer’s equity-based compensation in 2007 consisted of LTIP shares, in contrast to 40% for the President and 30% for the Chief Accounting Officer. The following table summarizes LTI awards for 2007 and 2008, and the second table summarizes the target prices for the performance vesting of the LTIP awards.

	Long-Term Incentive Compensation
	2007			2008
Name	Percent of Salary	Percent of Value from Time Vesting Restricted Stock	Percent of Value from LTIP Stock	Percent of Salary	Percent of Value from Time Vesting Restricted Stock	Percent of Value from LTIP Stock
Steven R. Williams	175%	50%	50%	175%	0%	100%

Thomas E. Riley	145%	60%	40%	—	—	—

Richard W. McCullough	—	—	—	150%	50%	50%

Eric R. Stearns	140%	60%	40%	145%	50%	50%

Barton R. Brookman, Jr.	—	—	—	100%	50%	50%

Daniel W. Amidon	—	—	—	100%	50%	50%

Darwin L. Stump	90%	70%	30%	75%	50%	50%

LTIP Target Prices(1)
Year of Award	Approximate Growth Target	Target Price			Percent Vested if Target Attained(2)
2007
		2009	2010	2011
	12%	$60.00	$67.50	$75.00	50%
	16%	67.50	77.50	90.00	75%
	20%	75.00	90.00	107.50	100%
2008
		2010	2011	2012
	12%	$80.50	$90.00	$101.00	50%
	16%	89.50	103.50	120.00	75%
	20%	99.00	118.50	142.50	100%

(1)	Growth target percentages and target prices are based on the average closing price of our common stock during the preceding December for each of the years.
(2)	Performance shares will vest for a performance period only if the target price is met or exceeded for such period. Performance shares vested for a performance period shall not be subject to divestment in the event the share price subsequently decreases below the threshold in a subsequent period.

Retirement Plans

We have a combined 401(k) and qualified profit sharing plan for all of our employees including the executive officers. The plan provides for discretionary matching contributions. Generally, we match employee 401(k) contributions dollar for dollar up to 10% of the employee’s compensation and then match 20% for contributions above 10% of the employees’ compensation up to the maximum allowable limits under the Internal Revenue Code. Our profit sharing contribution is discretionary and for 2007 was equal to 1% of our consolidated net income. In addition there was a carryover contribution earned in 2006 of $1.1 million. Total company contributions, to both 401(k) and profit sharing, to the plan for 2007 were $2.5 million.

Under their current employment agreements, each of the named executive officers also earns the right to future payments following his or her retirement or other departure from our company. For each year worked under his current agreement, Mr. Williams earns an annual retirement benefit equal to $500 times the number of his full years of service times 10 ($500 per year of service for 10 years). Following the termination of his service to our company, the cumulative total of the calculated annual retirement benefits is disbursed in ten equal annual installments. For 2007, the retirement benefit was $120,000 ($12,000 per year for 10 years) and for 2008, the retirement benefit will be $125,000 ($12,500 per year for 10 years) if Mr. Williams is employed by us for the full year, but no additional benefit will be earned if he retires before the end of the year as planned. Mr. Williams’ total cumulative retirement benefit, under this plan, at December 31, 2007, was $450,000 ($45,000 per year for 10 years). Mr. Williams also receives a lifetime healthcare benefit under his employment agreement; we have recorded an accumulated postretirement obligation of $296,819 as of December 31, 2007, related to this benefit. Each of the other executive officers, under their respective employment agreements, annually earns a retirement benefit equal to $75,000 ($7,500 per year for 10 years). Following their termination of service to our company, their cumulative total annual retirement benefit will be disbursed in ten equal annual installments. As of December 31, 2007, for Mr. Stearns and Mr. Stump, the total cumulative benefit, including the 2007 increment, was $300,000 ($30,000 per year for 10 years). As of December 31, 2007, Mr. McCullough’s total cumulative benefit, including the 2007 increment, was $75,000 ($7,500 per year for 10 years).

Additionally, under his previous employment agreement, Mr. Williams earned supplemental retirement benefits. The prior agreement requires us to pay Mr. Williams an annual sum of $40,000 per year for the ten year period following his retirement (an aggregate of $400,000). This benefit was fully vested on December 31, 2003. The amount of the annual benefit is increased by 10.75% compounded annually for the period after December 31, 2003. Under provisions of his previous employment agreement, Mr. Williams may elect to defer payment up to five years following his retirement. In the event of deferral of payment following retirement the amount of the annual benefit will be increased by 10.75% compounded annually. As of December 31, 2007, the amount of this benefit is $601,893 (or $60,189 per year for 10 years). In the event of change in control the benefits due under this agreement will be accelerated and due immediately.

Other Compensation and Benefits

We also provide certain other benefits to its executive officers that are not tied to any formal individual or Company performance criteria and are intended to be part of a competitive overall compensation program. Each of the executive officers has 1) a company vehicle (or vehicle allowance) that they use for company business, and are allowed to use for personal uses as well, 2) coverage under our medical plan and reimbursement of medical expenses not covered by the plan, 3) the right to be reimbursed for one Board-approved club membership, 4) reimbursement of the cost of a $1 million life insurance policy, and 5) reimbursement of the cost of disability insurance. Given the importance of the executives and their good health to our success and the achievement of our business goals, the compensation committee believes that the medical insurance and reimbursement encourage the executives to seek appropriate medical assistance. The other benefits are commonly provided to executives and are necessary to create a competitive compensation package.

Termination Benefits including Change in Control Payments

The compensation provisions in the event of a change in control serve to lessen the potential negative impact of a change in control on the executive officers and to lessen the potential conflict between the best interest of the shareholders and that of the executives. The committee believes this is desirable, in combination with significant stock ownership, to encourage the executives to consider possible change in control situations that might benefit our shareholders.

The committee also believes that severance benefits for senior management should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. They also should disentangle us from the former employee as soon as practicable. For instance, while it is possible to provide salary continuation to an employee during the job search process, which in some cases may be less expensive than a lump-sum severance payment, a lump-sum severance payment is preferable in order to most cleanly sever the relationship as soon as practicable. We have entered into employment agreements with each of the executive officers that include change in control provisions. These agreements provide for the continued employment of the executives for a period of two years following a change in control of our company. These agreements are intended to retain the executives and provide continuity of management in the event of an actual or threatened change in the control of our company and ensure that the executive’s compensation and benefits expectations would be satisfied in such event.

Where the termination is without “cause” or the executive officer terminates employment for “good reason,” the severance plan provides for benefits equal to three times the sum of: a) the executive officer’s highest base salary during the previous two years of employment immediately preceding the termination date, plus b) the highest bonus paid to the executive officer during the same two year period. The executive officer is also entitled to 1) vesting of any unvested equity compensation, 2) reimbursement for any unpaid expenses, 3) retirement benefits earned under the current or previous agreements, 4) continued coverage under our medical plan for up to 18 months, and 5) payment of any earned, unpaid bonus amounts. In addition, a terminated executive officer is entitled to receive any benefits that he otherwise would have been entitled to receive under our 401(k) and profit sharing plan, although those benefits are not increased or accelerated. The committee believes that these termination benefits are comparable to the general practice among similar companies, although it has not conducted a study to confirm this.

Good reason includes 1) assignment to the executive of duties materially and adversely inconsistent with his position, duties, responsibilities and status with our company, 2) an adverse change in the executive’s position with our company, 3) a change in control of our company, 4) a decrease of the executive officer’s base salary, 5) a material reduction in the benefits provided by us, 6) our requirement for the executive officer to be based anywhere outside of Bridgeport, West Virginia, 7) our failure to obtain a satisfactory agreement from any successor or assignee to assume and agree to our obligations under the employment agreement, or 8) any other material breach of the employment agreement by us.

We may terminate any of the executive officers for just cause, which is defined in the employment agreements to include 1) a failure by the executive to perform his duties, 2) conduct by the executive that results in consequences which are materially adverse to us, monetarily or otherwise, 3) a guilty plea or conviction of a felony, or 4) a material breach of the terms of the employment agreement by the executive officer. If an executive officer is terminated for just cause, we are required to pay the executive officer his base salary through the termination date plus any bonus (only for periods completed and accrued, but not paid), incentive, deferred, retirement or other compensation, and provide any other benefits, which have been earned or become payable as of the termination date but which have not yet been paid or provided.

If an executive officer voluntarily terminates his employment for other than good reason, he is entitled to receive 1) the base salary, bonus and incremental retirement payment prorated for the portion of the year that the executive officer is employed by us, 2) any incentive, deferred or other compensation which has been earned or has become payable, but which has not yet been paid under the schedule originally contemplated in the agreement under which they were granted or in full without discount within 60 days of the termination date at our discretion, 3) any unpaid expense reimbursement upon presentation by the executive officer of an accounting of such expenses in accordance with our normal practices, and 4) any other payments for benefits earned under the employment agreement or company plans.

The table below provides information regarding the amounts each of the executive officers would be eligible to receive if a termination event had occurred as of December 31, 2007:

	Termination Benefits
Name	Retirement or Voluntary Termination by Executive	Termination For Cause by Company	Change in Control or Termination Without Cause or Good Reason by Executive		Death or Disability(1)
Steven R. Williams(2)	$4,117,113	$3,867,363	$8,101,899		$5,449,275

Thomas E. Riley	647,637	461,168	3,252,448	(3)	1,705,198

Richard W. McCullough	311,606	205,856	1,493,174		656,674

Eric R. Stearns	625,325	472,606	3,010,848		1,579,098

Darwin L. Stump	502,231	336,856	2,294,578		1,181,053

(1)	In the event of death or disability, the termination benefits would consist of (i) the base salary and bonus for the portion of the year the executive officer is employed by us; (ii) the base salary that would have been earned for six months after termination; (iii) immediate vesting of all equity and option awards; (iv) the payment of deferred retirement compensation based upon the schedule originally contemplated in the deferred retirement compensation agreement or in a lump-sum no later than two and one-half months following the close of the calendar year in which the death or disability occurred; (v) reimbursement for any unpaid expenses; (vi) and benefits earned under the 401(k) and profit sharing plan; and (vii) continued coverage under our medical plan, life time coverage for Mr. Williams and for up to 18 months for all other named executive officers.
(2)	Includes (i) the estimated lifetime value of medical benefits for Mr. Williams and/or his spouse; and (ii) a deferred retirement compensation benefit related to a prior employment agreement.
(3)	This benefit is calculated as of December 31, 2007. The value of Mr. Riley’s actual severance benefit upon termination for good reason effective March 9, 2008, was higher than this amount was primarily because the actual severance was based on 2008 salary ($315,000) and on a higher annual bonus.

Executive and Director Share Retention and Ownership Guidelines

In order to promote equity ownership and further align the interests of management with our shareholders, the committee has adopted share retention and ownership guidelines for senior management and non-employee directors. Under these guidelines, executive officers and non-employee directors are required to achieve and continue to maintain a significant ownership position, as follows:

Chief Executive Officer	3 times salary
Other Executive Officers	2 times salary
Non-Employee Directors	1 times retainer

The committee periodically reviews share ownership levels of the persons subject to these guidelines. Shares held by the executive officers and shares held indirectly through our 401(k) plan are included in determining an executive officer’s share ownership. Shares underlying stock options, including vested options, as well as unvested restricted stock, are not included. Mr. McCullough who was hired in November 2006, Mr. Amidon who was hired in July 2007, and Mr. Brookman, who was named as an Executive officer in March 2008, have not yet met the holding requirement. In addition the two new directors appointed in 2007, have not yet met the requirement. All other executive officers and non-employee directors have achieved shareholdings in excess of the applicable multiple set forth above.

Our insider trading policy expressly prohibits officers, directors, employees and associates from engaging in options, puts, calls or other transactions that are intended to hedge against the economic risk of owning shares of our common stock.

Employment Agreements

We entered into employment agreements with Messrs. Williams, Riley, Stearns and Stump effective January 1, 2004, Mr. McCullough effective November 13, 2006, Mr. Amidon on July 2, 2007, and Mr. Brookman on July 11, 2007. The initial term of the agreements is for two years and they are automatically extended for an additional 12 months beginning on the first anniversary of the effective date and on each successive anniversary unless either party cancels. The employment agreements provide for the base annual salary to be reviewed annually (see “Base Salary” discussion above).

Each employment agreement provides for an annual performance bonus as determined by the compensation committee and is based in part upon written objective criteria and in part upon the discretion of the committee. The annual performance bonus earned is calculated as a percentage, as determined by the committee, of the executive officers’ base salary.

Each employment agreement contains a standard non-disclosure covenant and, also, provides that the executive officer is prohibited during the term of his employment and for a period of one year following his termination from engaging in any business that is competitive with our oil and gas drilling business. Additionally, the employment agreements state that the executive officer must devote substantially all of his business time, best efforts and attention to promote and advance our business. The executive officer may not be employed in any other business activity, other than with our company, during the term of the employment agreement, whether or not such activity is pursued for gain, profit or other pecuniary advantage without approval by the compensation committee of the Board. This restriction will not prevent the executive officer from investing his personal assets in a business which does not compete with us or our affiliates, and where such investment will not require services of any significance on the part of the executive officer in the operation of the affairs of the business.

Other Agreements and Arrangements

Prior to 2007 executive officers could invest in a Board-approved executive drilling program at our cost. Effective with the 2007 partnership the Board eliminated this executive officer investment program, although there were some carryover drilling from the 2006 program paid in 2007. During 2007, Messrs. Williams and Riley invested approximately $20,000, and $7,000, respectively. Other investors participating in drilling with us are generally charged a profit or markup above the cost of the wells; for example, the markup on company-sponsored partnerships is approximately 15% of the cost of the wells. As a result, the executive officers realize a benefit not generally available to other investors. The Board believes that having the executive officers invest in wells with us and other investors helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Internal Revenue Code Section 162(m)

We are aware of Internal Revenue Code Section 162(m), which generally limits the deductibility of executive pay in excess of one million dollars, and which specifies the requirements for the “performance-based” exemption from this limit. Elements of the executive compensation program are indeed performance-based, and vehicles such as stock options are believed to qualify as performance-based under Section 162(m). Other aspects of the executive compensation program may not qualify as performance-based, such as time-based restricted stock and our annual incentive plan because the committee prefers the ability to exercise discretion in evaluating a portion of participants’ performance. The financial implications of a potential lost deduction are not expected to be material. The committee will continue to monitor its position on the impact of Section 162(m) for our executive compensation programs.

Executive Compensation

2007 Summary Compensation Table

The following table provides summary compensation information for our Chief Executive Officer, our Chief Financial Officer, and our three most highly compensated executive officers, other than our Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000 in 2007. We refer to these persons collectively as the named executive officers.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Nonqualified Deferred Compensation(6)	All Other Compensation(7)		Total Compensation
Steven R. Williams	2007	$370,000	$249,750	$184,470	$34,609	$222,000	$140,312	$64,860	(8)	$1,266,001
Chairman, Chief Executive Officer and Director	2006	345,000	155,250	163,023	54,546	362,250	88,438	37,778		1,206,285

Thomas E. Riley	2007	292,500	186,469	255,255	35,146	124,312	32,674	24,663		951,019
President and Director	2006	272,000	81,600	107,580	35,977	190,400	30,824	9,357		727,738

Richard W. McCullough	2007	235,000	105,750	46,390	17,532	94,000	30,555	13,625		542,852
Vice Chairman, Chief Financial Officer and Director	2006	32,237	83,000	5,928	2,289	—	3,848	—		127,302

Eric R. Stearns	2007	271,500	152,719	229,360	31,723	135,750	23,033	20,669		864,754
Executive Vice President, Exploration and Development	2006	251,000	175,300	98,318	32,806	175,700	21,730	17,773		772,627

Darwin L. Stump	2007	220,500	165,375	144,275	26,843	—	27,433	11,413		595,839
Chief Accounting Officer	2006	220,500	33,075	85,963	28,484	154,350	25,880	17,610		565,862

(1)	The listed positions are those held as of December 31, 2007.
(2)	Represents the discretionary based amounts paid under our annual STI bonus plan. For a discussion of the bonus plan, see the Compensation Discussion and Analysis set forth above.
(3)	Represents compensation expense recorded by us pursuant to FAS 123(R) related to outstanding restricted stock awards. For information regarding the determination of such expense, please refer to Note 9 to our consolidated financial statements included in this report.
(4)	Represents compensation expense recorded by us pursuant to FAS 123(R) related to outstanding stock options. For information regarding the determination of such expense, please refer to Note 9 to our consolidated financial statements included in this report.
(5)	Represents the performance based amounts earned under our annual STI bonus plan. For a discussion of the bonus plan, see the Compensation Discussion and Analysis set forth above.
(6)	Represents the present value of the current year benefit earned related to the deferred compensation retirement plan.
(7)	All other compensation includes insurance and medical reimbursements, social fringe benefits such as club dues and athletic event tickets, the value for the personal use of company automobiles and discounts related to company-sponsored drilling programs.
(8)	Includes, in addition to other compensation items discussed in (7) above, $37,845 for post retirement medical benefits.

2007 Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (Number of Shares)(2)			All Other Stock Awards: Number of Shares Awarded(3)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Steven R. Williams	2/20/2007	$—	$—	$—	—	—	—	8,484	$436,332	(4)
	2/20/2007	—	—	—	—	7,341	14,683	—	529,616	(5)
	3/29/2007	—	277,500	555,000	—	—	—	—	—

Thomas E. Riley	2/20/2007	—	—	—	—	—	—	6,669	342,987	(4)
	2/20/2007	—	—	—	—	3,847	7,694	—	277,523	(5)
	3/29/2007	—	182,812	365,625	—	—	—	—	—

Richard W. McCullough	2/20/2007	—	—	—	—	—	—	—	—	(4)
	2/20/2007	—	—	—	—	—	—	—	—	(5)
	3/29/2007		117,500	235,000	—	—	—	—	—

Eric R. Stearns	2/20/2007	—	—	—	—	—	—	5,976	307,346	(4)
	2/20/2007	—	—	—	—	3,447	6,895	—	248,703	(5)
	3/29/2007	—	169,688	339,375	—	—	—	—	—

Darwin L. Stump	2/20/2007	—	—	—	—	—	—	3,640	187,205	(4)
	2/20/2007	—	—	—	—	1,350	2,700	—	97,389	(5)

(1)	Represents STI compensations award, or cash incentive awards, computed as described above in Compensation Discussion and Analysis—Short-Term Incentives.
(2)	Represents market-based restricted stock awards under our 2004 Long-Term Equity Compensation Plan. For a discussion of our Long-Term Incentive Plan, see the Compensation Discussion and Analysis set forth above.
(3)	Represents time-based restricted stock awards under our 2004 Long-Term Equity Compensation Plan. For a discussion of our Long-Term Incentive Plan, see the Compensation Discussion and Analysis set forth above.
(4)	Grant date fair value is computed by multiplying the number of shares awarded by the closing price of our stock on the date of grant, which was $51.43. Mr. McCullough was first employed by us in November 2006, at which time he received a time based stock award for his initial year of employment and therefore was not awarded shares in 2007.
(5)	Grant date fair value is computed by multiplying the number of shares awarded by the grant date fair market value as computed utilizing the Monte Carlo pricing model, which was $36.07 per share. Mr. McCullough was first employed by us in November 2006, at which time he was not eligible to receive market based stock awards until he completed his initial year of employment.

Outstanding Equity Awards at 2007 Fiscal Year-End Table

	Option Awards					Restricted Stock Awards
	Number of Securities Underlying Unexercised Options Held at December 31, 2007			Exercise Price	Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested(2)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested(1)
Name	Exercisable	Unexercisable
Steven R. Williams	4,402	1,468	(3)	$37.15	12/13/2014	47,528	(4)	$2,810,331	14,683		$868,206
	1,879	5,638	(5)	44.95	3/16/2016	—		—	—		—

Thomas E. Riley	2,917	973	(6)	37.15	12/13/2014	12,623	(7)	746,398	7,694	(8)	454,946
	1,234	3,705	(6)	44.95	3/16/2016	—		—	—		—

Richard W. McCullough	833	2,500	(5)	43.60	11/14/2016	3,192	(5)	188,743	—		—

Eric R. Stearns	2,752	918	(3)	37.15	12/13/2014	11,327	(9)	669,766	6,895		407,701
	1,093	3,282	(5)	44.95	3/16/2016	—		—	—		—

Darwin L. Stump	2,587	863	(3)	37.15	12/13/2014	8,121	(10)	480,195	2,700		159,651
	880	2,643	(5)	44.95	3/16/2016	—		—	—		—

(1)	The market value of shares is based on the closing price of our common stock on December 31, 2007, which was $59.13 per share.
(2)	Represents LTIP shares that will vest based on the achievement of certain price appreciation targets for our common stock as discussed in the Compensation Discussion and Analysis set forth above.
(3)	100% of these options are scheduled to vest in 2008.
(4)	36,491 shares are scheduled to vest in 2008, including 30,000 shares expected to vest in August upon Mr. Williams’ retirement as Chief Executive Officer, 4,458 shares in each of the years 2009 and 2010, and 2,121 shares in 2011.
(5)	Approximately 33% of these options will vest in each of the years 2008 through 2010.
(6)	100% of these options vested in March 2008 pursuant to Mr. Riley’s separation agreement.
(7)	100% of these shares vested in March 2008 pursuant to Mr. Riley’s separation agreement.
(8)	3,078 shares vested in March 2008 pursuant to Mr. Riley’s separation agreement; the remaining 4,616 shares were forfeited.
(9)	4,124 shares are scheduled to vest in 2008, 2,854 shares in 2009, 2,855 shares in 2010 and 1,494 shares in 2011.
(10)	3,200 shares are scheduled to vest in 2008, 2,005 shares in 2009, 2,006 shares in 2010 and 910 shares in 2011.

2007 Options Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting(1)
Steven R. Williams	—	$—	4,369	(2)	$235,009

Thomas E. Riley	—	—	2,882	(3)	155,079

Richard W. McCullough	—	—	1,064	(4)	56,115

Eric R. Stearns	—	—	2,630	(5)	141,863

Darwin L. Stump	—	—	2,290	(6)	124,277

(1)	Based on the closing price of our common stock on the date of vesting, March 16, 2007 of $49.86 per share, November 14, 2007 of $52.74 per share, and December 13, 2007, of $58.31 per share.
(2)	Includes 2,337 shares vesting on March 16, 2007 and 2,032 shares vesting on December 13, 2007.
(3)	Includes 1,535 shares vesting on March 16, 2007 and 1,347 shares vesting on December 13, 2007.
(4)	Includes 1,064 shares vesting on November 14, 2007.
(5)	Includes 1,360 shares vesting on March 16, 2007 and 1,270 shares vesting on December 13, 2007.
(6)	Includes 1,095 shares vesting on March 16, 2007 and 1,195 shares vesting on December 13, 2007.

2007 Nonqualified Deferred Compensation Table

Name	Executive Contributions in 2007	Company Contributions in 2007(1)		Aggregate Earnings in 2007(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2007
Steven R. Williams	$—	$140,312	(3)	$45,289	$—	$940,422

Thomas E. Riley	—	32,674		5,548	—	130,693

Richard W. McCullough	—	30,555		231	—	34,634

Eric R. Stearns	—	23,033		3,911	—	92,133

Darwin L. Stump	—	27,433		4,658	—	109,732

(1)	Company contributions include the present value cost of providing the defined compensation payout over a ten year period. Since this is a self funded deferred compensation plan, our additional annual deferred compensation expense, less the interest component noted as aggregate earnings above, equals the increase in the accrued company contributions that are required to fund the plan. These annual amounts are a component of the executive officers’ 2007 compensation and are included in the 2007 Summary Compensation Table.
(2)	Aggregate earnings consist of interest income earned on the beginning of the year compensation balance at a 6% interest rate. These earnings are not included in the 2007 Summary Compensation Table as they are not above market rate.
(3)	Mr. Williams received deferred compensation benefits from both the current deferred compensation plan for all named executive officers, as well as a prior retirement plan.

Director Compensation

For the 2007-2008 Board term, each non-employee director was paid an annual fee of $55,000 and received 2,000 shares of restricted stock, which was awarded on the date of the 2007 annual meeting. The Presiding Independent Director was paid an additional fee of $27,500. Each non-employee director received for services on each committee on which he or she served the following fees:

Committees of the Board	Chair	Non-Chair Member
Audit	$22,500	$10,000

Compensation	7,500	2,500

Executive	—	5,000

Nominating and Governance	7,500	2,500

Planning and Finance	7,500	2,500

Pursuant to the shareholder-approved 2005 Non-Employee Director Restricted Stock Plan, as of the date of each annual shareholders’ meeting, each non-employee director will be awarded a specified number of shares of restricted stock as determined by the Board. Directors receiving restricted stock under the Restricted Stock Plan will have all of the rights of a shareholder including the right to vote the shares and receive cash dividends and other cash distributions. Restricted stock will be subject to the restrictions for the restricted period commencing on the date the stock is awarded.

Each non-employee director may also choose to defer a portion or all of his or her annual cash compensation by participating in the Non-Employee Director Deferred Compensation Plan. The plan’s trustee invests all cash deposits received exclusively in our common stock.

On March 8, 2008, the Board approved compensation for the 2008-2009 Board year. Such compensation is principally the same to the prior Board year with the exceptions that (1) the annual retainers for the compensation committee chairman and members were increased to $10,000 and $5,000 from $7,500 and $2,500, respectively, and (2) subject to shareholder approval, the vesting of prior and future restricted stock awards would be changed subject to approval by our stockholders.

2007 Director Compensation Table

Name(1)	Fees Earned or Paid in Cash		Stock Awards(2)		Total
Kimberly Luff Wakim	$59,000		$72,280		$131,280

Vincent F. D’Annunzio	56,250	(3)	72,280		128,530

David C. Parke	67,125		72,280		139,405

Jeffrey C. Swoveland	94,781		72,280		167,061

Anthony J. Crisafio	57,750		72,280		130,030

Joseph E. Casabona	11,542		64,037	(4)	75,579

Larry F. Mazza	10,625		64,037	(4)	74,662

(1)	Compensation paid to Messrs. Williams and McCullough for their services as executive officers is shown in the Summary Compensation Table; neither receives additional compensation for services as a Director.
(2)	For all Directors, excluding Messrs. Casabona and Mazza, the amounts represent the grant date fair value of the 2007-2008 term restricted stock award. The grant date fair value was computed in accordance with FAS 123(R) by multiplying the number of shares awarded (2,000 shares) by the closing price of our common stock on the date of grant ($36.14 on August 28, 2007).
(3)	Includes amounts deferred (100%) pursuant to stock purchase election under the Non-Employee Deferred Compensation Plan.
(4)	Messrs. Casabona and Mazza were appointed to serve on the Board effective October 26, 2007. The amount represents the grant date fair value of a pro rata portion of the 2007-2008 term restricted stock award. The grant date fair value was computed in accordance with FAS 123(R) by multiplying the number of shares awarded (1,355 shares) by the closing price of our common stock on the date of grant ($47.26 on November 12, 2007).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information related to our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders:
1999 Incentive Stock Option and Non-Qualified Stock Option Plan	11,000	$3.88	—
2004 Long-Term Equity Compensation Plan	40,567	41.59	473,600
2005 Non-Employee Director Restricted Stock Plan	—	—	13,844

Total equity compensation plans approved by security holders	51,567		487,444

Equity compensation plans not approved by security holders	—	—	—

Total	51,567	32.72	487,444

(1)	Excludes 31,972 shares of common stock to be issued upon the obtainment of specified performance goals over a specified period of time.

(2)	Excludes the number of securities to be issued upon exercise of outstanding options and performance shares subject to certain performance goals over a specified period of time.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of our common stock as of April 11, 2008, by (a) each person known by us to own beneficially more than 5% of the outstanding shares of common stock; (b) each director of PDC; (c) each executive officer; and (d) all directors and executive officers as a group. As of April 11, 2008, 14,849,007 common shares of PDC were issued and outstanding. Except as otherwise indicated, the address for each of the named security holders is 120 Genesis Boulevard, Bridgeport, West Virginia 26330.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned
FMR LLC 82 Devonshire Street Boston, MA 02109	2,276,260	(1)	15.3%
Steinberg Asset Management, LLC 12 East 49th Street New York, NY 10017	1,531,255	(2)	10.3%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,238,580	(3)	8.3%
Kayne Anderson Rudnick Investment Management, LLC 1800 Avenue of the Stars, 2nd Floor Los Angeles, CA 90067	917,857	(4)	6.2%
Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	842,151	(5)	5.7%

Steven R. Williams	295,984	(6)	2.0%

Eric R. Stearns	65,573	(7)	*

Richard W. McCullough	2,364	(8)	*

Darwin L. Stump	22,546	(9)	*

Daniel W. Amidon	—	(10)	*

Barton R. Brookman, Jr.	7,182	(11)	*

Vincent F. D’Annunzio	19,758	(12)	*

Jeffrey C. Swoveland	14,802	(13)	*

Kimberly Luff Wakim	5,432	(14)	*

David C. Parke	5,558	(15)	*

Anthony J. Crisafio	3,035		*

Joseph E. Casabona	1,355		*

Larry F. Mazza	1,355		*

All directors and executive officers as a group (13 persons)	444,944	(16)	3.0%

*	Less than 1%
(1)	According to the Schedule 13G filed by FMR LLC with the SEC on February 14, 2008.
(2)	According to the Schedule 13G filed by Steinberg Asset Management, LLC with the SEC on February 11, 2008.
(3)	According to the Schedule 13G filed by Dimensional Fund Advisors LP with the SEC on February 6, 2008.
(4)	According to the Schedule 13G filed by Kayne Anderson Rudnick Investment Management, LLC with the SEC on February 8, 2008.

(5)	According to the Schedule 13G filed by Barclays Global Investors, NA with the SEC on February 6, 2008.
(6)	Excludes 43,070 restricted shares subject to vesting greater than 60 days after April 11, 2008; includes 8,160 shares subject to options exercisable within 60 days of April 11, 2008.
(7)	Excludes 21,778 restricted shares subject to vesting greater than 60 days after April 11, 2008; includes 4,939 shares subject to options exercisable within 60 days of April 11, 2008.
(8)	Excludes 22,126 restricted shares subject to vesting greater than 60 days after April 11, 2008; includes 833 shares subject to options exercisable within 60 days of April 11, 2008.
(9)	Excludes 7,807 restricted shares subject to vesting greater than 60 days after April 11, 2008; includes 4,348 shares subject to options exercisable within 60 days of April 11, 2008.
(10)	Excludes 11,511 restricted shares subject to vesting greater than 60 days after April 11, 2008.
(11)	Excludes 19,893 restricted shares subject to vesting greater than 60 days after April 11, 2008.
(12)	Excludes 4,559 common shares purchased pursuant to the Non-Employee Director Deferred Compensation Plan.
(13)	Excludes 114 common shares purchased pursuant to the Non-Employee Director Deferred Compensation Plan.
(14)	Excludes 1,046 common shares purchased pursuant to the Non-Employee Director Deferred Compensation Plan.
(15)	Excludes 571 common shares purchased pursuant to the Non-Employee Director Deferred Compensation Plan.
(16)	Excludes 126,185 restricted shares subject to vesting greater than 60 days after April 11, 2008 and 6,290 common shares purchased pursuant to the Non-Employee Director Deferred Compensation Plan; includes 18,280 shares subject to options exercisable within 60 days of April 11, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures with Respect to Transactions with Related Persons

Our board of directors has adopted a written policy for the review, approval and ratification of transactions that involve related parties and potential conflicts of interest.

The related party transaction policy applies to each of our directors and executive officers, any nominee for election as a director, any security holder who is known to own more than five percent of our voting securities, any immediate family member of any of the foregoing persons and any corporation, firm or association in which one or more of our directors are directors or officers, or have a substantial financial interest.

Under the related party transaction policy a related person transaction is a transaction or arrangement involving a related person in which our company is a participant or that would require disclosure in our filings with the SEC as a transaction with a related person.

The related persons must disclose to the Audit Committee any potential related person transactions and must disclose all material facts with respect to such interest. All related person transactions will be reviewed by the Audit Committee. In determining whether to approve or ratify a transaction, the Audit Committee will consider the relevant facts and circumstances of the transaction which may include factors such as the relationship of the related person with our company, the materiality or significance of the transaction to us and the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to us on an arms-length basis, and the impact of the transaction on our business and operations.

During the year ended December 31, 2007, there was no transaction or series of transactions, or any currently proposed transaction, in which the amount involved exceeds $120,000 and in which any director, executive officer, nominee, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Waiver of Potential Conflict of Interest

Jeffery Swoveland, one of our directors, is also a member of the Board of Directors of Linn Energy, LLC, which we refer to as Linn, an oil and gas development and acquisition company. Linn owns and operates properties around the country, but is focused on Oklahoma and the Texas panhandle.

On November 17, 2007, our Board of Directors, consistent with section 12 of our Code of Business Conduct and Ethics, which we refer to as our code of conduct, waived the restriction contained in the code of conduct to the extent that it may prohibit such directorship by Mr. Swoveland.

Director Independence

Subject to some exceptions and transition provisions, the NASDAQ listing standards generally provide that a director will not be independent if:

•	the director is, or at any time during the past three years was, employed by us;

•

the director or a member of the director’s immediate family has received from us compensation of more than $100,000 during any period of 12 consecutive months within the three years preceding the determination of independence other than for service as a director; or compensation paid to a family member who is an employee of our company (other than an executive officer);

•	the director is a family member of an individual who is, or at any time during the past three years was, an executive officer of our company;

•

the director or a member of the director’s immediate family is a partner in, or a controlling person of, or an executive officer of any organization to which we made, or from which we received, payments for property or services in the current or any of the three past fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more;

•

the director or a member of the director’s immediate family is employed as an executive officer of another entity where at any time during the past three years any of our executive officers serves on the compensation committee of the other entity; or

•

the director or a member of the director’s immediate family is a current partner of PricewaterhouseCoopers LLP, our independent registered public accounting firm, or during the past three years was a partner or employee of either PricewaterhouseCoopers LLP or KPMG LLP, our former independent registered public accounting firm.

Audit committee members are subject to additional, more stringent NASDAQ and Exchange Act requirements.

The Board has reviewed business and charitable relationships between our company and each non-employee director to determine compliance with the NASDAQ listing standards described above and to evaluate whether there are any other facts or circumstances that might impair a director’s independence. The Board has determined that all non-employee directors are independent under NASDAQ Marketplace Rule 4200 and the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents the aggregate fees billed to the Company by PwC and KPMG for services.

	PwC		KPMG
	2007	2006	2007	2006
Audit fees (1)	$3,516,203	$—	$640,659	$3,261,822
Audit related fees (2)	238,771	—	205,234	983,701
Tax fees (3)	1,212,035	346,743	—	—
Other fees (4)	65,416	—	99,013	—

Total fees	$5,032,425	$346,743	$944,906	$4,245,523

(1)

Audit fees consist of the aggregate fees billed for professional services rendered for audit procedures performed with regard to the Company’s of our annual consolidated financial statements and the report on management’s assessment of internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting, including reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.” Fees billed by PwC include primarily amounts related to the offering of the Company’s 12% Senior Notes. Fees billed by KPMG include amounts related to the audit of the annual financial statements of the Company-sponsored drilling partnerships.

(3)	Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning for the Company and its Company-sponsored drilling partnerships.
(4)

All other fees consist of aggregate fees billed for products and services other than the services reported above. Fees billed by PwC were for services related to the investigation of the potential offering of a MLP. Fees billed by KPMG were for services related to the Company’s 12% Senior Notes Offering Memorandum.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 requires that all services provided to the Company by its Independent Registered Public Accounting Firm be subject to pre-approval by the Audit Committee or authorized members of the Committee. The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Company’s Independent Registered Public Accounting Firm. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee annually at a meeting. Permissible non-audit services to be performed by the independent accountant may also be approved on an annual basis by the Audit Committee if they are of a recurring nature. Permissible non-audit services, which are not eligible for annual pre-approval, to be conducted by the independent accountant must be pre-approved individually by the full Audit Committee or by an authorized Audit Committee member. Actual fees incurred for all services performed by the independent accountant will be reported to the Audit Committee after the services are fully performed. The duties of the Committee are described in the Audit Committee Charter, which is available at the Company’s website under Corporate Governance.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: None.

	(2)	Financial Statement Schedules: None.

	(3)	Exhibits: The Exhibits listed on the accompanying Exhibit Index are filed as part of this annual report on Form 10-K/A or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLEUM DEVELOPMENT CORPORATION

By	/s/ Steven R. Williams
Steven R. Williams, Chairman and Chief Executive Officer

April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams	Chairman, Chief Executive Officer and Director	April 29, 2008
Steven R. Williams	(principal executive officer)

/s/ Richard W. McCullough	President, Chief Financial Officer and Director	April 29, 2008
Richard W. McCullough	(principal financial officer)

/s/ Darwin L. Stump	Chief Accounting Officer	April 29, 2008
Darwin L. Stump	(principal accounting officer)

/s/ Jeffrey C. Swoveland	Director	April 29, 2008
Jeffrey C. Swoveland

/s/ Vincent F. D’Annunzio	Director	April 29, 2008
Vincent F. D’Annunzio

/s/ Kimberly Luff Wakim	Director	April 29, 2008
Kimberly Luff Wakim

/s/ David C. Parke	Director	April 29, 2008
David C. Parke

/s/ Anthony J. Crisafio	Director	April 29, 2008
Anthony J. Crisafio

/s/ Joseph E. Casabona	Director	April 29, 2008
Joseph E. Casabona

/s/ Larry F. Mazza	Director	April 29, 2008
Larry F. Mazza

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Petroleum Development Corporation, incorporated by reference to the Original Form 10-K.

3.2	Bylaws of Petroleum Development Corporation, amended and restated effective October 11, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 17, 2007.

4.1	Rights Agreement by and between Petroleum Development Corporation and Transfer Online, Inc., as Rights Agent, dated as of September 11, 2007, including the forms of Rights Certificates and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B, incorporated by reference to Exhibit 4.1 to Form 8-K filed September 14, 2007.

4.2	Indenture dated as of February 8, 2008, by and among Petroleum Development Corporation and The Bank of New York, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008.

4.3	First Supplemental Indenture dated as of February 8, 2008, by and among Petroleum Development Corporation and the Bank of New York, incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 12, 2008.

4.4	Form of 12% Senior Note due 2018, incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 12, 2008.

10.1	Amended and Restated Credit Agreement, dated as of November 4, 2005, Petroleum Development Corporation, as borrower and JPMorgan Chase Bank, N.A and BNP Paribas, as lenders, incorporated by reference to Exhibit 10.2 to Form 8-K dated November 4, 2005.

10.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 9, 2007, by an among Petroleum Development Corporation, certain of its subsidiaries, JPMorgan Chase Bank, N.A., BNP Paribas and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.1 to Form 8-K filed August 15, 2007.

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of October 16, 2007, by and among Petroleum Development Corporation, certain of its subsidiaries, JPMorgan Chase Bank, N.A., BNP Paribas, Wachovia Bank, N.A., Guaranty Bank, FSB, Bank of Oklahoma and Morgan Stanley Bank, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 22, 2007.

10.4	Limited Consent and Waiver, Borrowing Base Increase and Aggregate Revolving Commitment Increase relating to the Amended and Restated Credit Agreement, dated as of November 21, 2007, by and among Petroleum Development Corporation, certain of its subsidiaries, JPMorgan Chase Bank, N.A., BNP Paribas, Wachovia Bank, N.A., Guaranty Bank, FSB, Bank of Oklahoma and Morgan Stanley Bank, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 28, 2007.

10.5*	Employment Agreement with Steven R. Williams, Chief Executive Officer and Chairman, dated as of March 7, 2003 and amended December 29, 2005, incorporated by reference in Exhibit 10.2 to Form 10-K filed on March 7, 2003 and Exhibit 99.1 to Form 8-K filed January 4, 2006.

10.6*	Employment Agreement with Darwin L. Stump, Chief Accounting Officer, dated as of January 5, 2004 and amended December 29, 2005, incorporated by reference to Exhibit 99.4 Form 10-K dated January 5, 2004, and Exhibit 99.4 to Form 8-K filed January 4, 2006.

10.7*	Employment Agreement with Thomas E. Riley, President, dated as of January 5, 2004, and amended December 29, 2005, incorporated by reference to Exhibit 99.6 Form 10-K dated January 5, 2004, and Exhibit 99.2 to Form 8-K filed January 4, 2006.

10.8*	Employment Agreement with Eric R. Stearns, Executive Vice President, dated as of January 5, 2004, and amended December 29, 2005, incorporated by reference to Exhibit 99.5 Form 10-K dated January 5, 2004, and Exhibit 99.3 to Form 8-K filed January 4, 2006.

10.9*	Employment Agreement with Richard W. McCullough, Chief Financial Officer, dated as of November 13, 2006, incorporated by reference to Exhibit 10.6 to Form 10-K filed on May 23, 2007.

10.10*	The Petroleum Development Corporation 401(k) & Profit Sharing Plan, incorporated by reference to Exhibit 4.1 to Form S-8, SEC File No. 333-137836.

10.11*	2007 Compensation Arrangements with Executive Officers, incorporated by reference to Form 8-K dated February 20, 2007.

10.12*	2007 Long-Term Incentive Program, incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007

10.13*	2007 Short-Term Incentive Program, incorporated by reference to Form 8-K dated April 2, 2007.

10.14*	2005 Non-Employee Director Restricted Stock Plan, incorporated by reference to Exhibit 99.1 to Form S-8, SEC File No. 333-126444 filed on July 7, 2005.

10.15*	2004 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 99.1 to Form S-8, SEC File No. 333-118215, filed on August 13, 2004.

10.16*	Non-Employee Director Deferred Compensation Plan, incorporated by reference Exhibit 99.1 to Form S-8, SEC File No. 333-118222, filed on August 13, 2004.

10.17*	1999 Incentive Stock Option and Non-Qualified Stock, incorporated by reference to Exhibit 99.1 to Form S-8, SEC File No. 333-111825, filed on January 9, 2004.

10.18	Indemnification Agreement with Directors and Officers, incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 9, 2007.

10.19*	2007 Long-Term Incentive Program, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2007.

10.20*	2006 Long-Term Equity Compensation Grants to Executive Officers, incorporated by reference to Form 8-K filed on April 10, 2007.

10.21	Purchase and Sale Agreement by and between Petroleum Development Corporation and Marathon Oil Company dated July 20, 2006, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 8, 2006.

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

Form 8-K filed on February 7, 2008

10.24	Registration Rights Agreement dated as of February 8, 2008, by and among Petroleum Development Corporation and the Initial Purchasers of 12% senior notes due 2018 named therein, incorporated by reference to Exhibit 10-1 to Form 8-K filed on February 12, 2008.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2002, SEC File No. 0-07246 filed on March 7, 2003.

21.1	Subsidiaries, incorporated by reference to the Original Form 10-K.

23.1	Consent of PricewaterhouseCoopers LLP, incorporated by reference to the Original Form 10-K.

23.2	Consent of KPMG LLP, incorporated by reference to the Original Form 10-K.

23.3	Consent of Wright & Company, Inc., Petroleum Consultants, incorporated by reference to the Original Form 10-K.

23.4	Consent of Ryder Scott Company, L.P., Petroleum Consultants, incorporated by reference to the Original Form 10-K.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

*	Compensatory plan, contract or arrangement