Form 10-Q
period 2009-03-31
PETROLEUM DEVELOPMENT CORP
filed 2009-05-08
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

OR

☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from   to ____

Commission File Number: 000-07246

PETROLEUM DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	95-2636730
(State of incorporation)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 3000
Denver, Colorado  80203
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 860-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,876,769 shares of the Company's Common Stock ($.01 par value) were outstanding as of April 30, 2009.

PETROLEUM DEVELOPMENT CORPORATION

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Petroleum Development Corporation
 Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2009	2008*
Assets
Current assets:
Cash and cash equivalents	$41,132	$50,950
Restricted cash - current	19,009	19,030
Accounts receivable, net	61,375	69,688
Accounts receivable - affiliates	15,272	16,742
Inventory	1,052	4,310
Fair value of derivatives - current	139,367	116,881
Prepaid expenses and other current assets	9,229	14,836
Total current assets	286,436	292,437
Properties and equipment, net	1,046,215	1,033,078
Fair value of derivatives - non current	28,241	47,155
Other assets	38,874	30,034
Total Assets	$1,399,766	$1,402,704

Liabilities and Equity
Liabilities
Current liabilities:
Accounts payable	$61,117	$90,532
Accounts payable - affiliates	45,617	40,540
Production tax liability	17,830	18,226
Federal and state income taxes payable	1,661	1,591
Fair value of derivatives - current	5,648	4,766
Funds held for future distribution	38,869	50,361
Net deferred income taxes - current	29,261	28,355
Other accrued expenses	18,713	26,800
Total current liabilities	218,716	261,171
Long-term debt	422,939	394,867
Net deferred income taxes - non current	154,999	162,593
Asset retirement obligation	23,912	23,036
Fair value of derivatives - non current	31,863	5,720
Other liabilities	39,542	43,042
Total liabilities	891,971	890,429

COMMITMENTS AND CONTINGENT LIABILITIES

Equity
Shareholders' equity:
Preferred shares, par value $.01 per share; authorized 50,000,000 shares; issued: none	-	-
Common shares, par value $.01 per share; authorized 100,000,000 shares; issued: 14,881,886 in 2009 and 14,871,870 in 2008	149	149
Additional paid-in capital	7,063	5,818
Retained earnings	500,203	505,906
Treasury shares, at cost; 7,291 shares in 2009 and 7,066 in 2008	(298)	(292)
Total shareholders' equity	507,117	511,581
Noncontrolling interest in WWWV, LLC	678	694
Total equity	507,795	512,275
Total Liabilities and Equity	$1,399,766	$1,402,704

_______________
*Derived from audited 2008 balance sheet.

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenues:
Oil and gas sales	$39,742	$71,646
Sales from natural gas marketing activities	22,389	23,325
Well operations and pipeline income	2,796	2,352
Oil and gas well drilling	193	3,083
Oil and gas price risk management gain (loss), net	23,683	(42,310)
Other	42	3
Total revenues	88,845	58,099

Costs and expenses:
Oil and gas production and well operations cost	16,216	18,132
Cost of natural gas marketing activities	21,878	22,121
Cost of oil and gas well drilling	145	78
Exploration expense	5,643	4,283
General and administrative expense	12,094	9,823
Depreciation, depletion and amortization	34,344	21,131
Total costs and expenses	90,320	75,568

Gain on sale of leaseholds	120	-

Loss from operations	(1,355)	(17,469)
Interest income	20	271
Interest expense	(8,383)	(4,932)

Loss before income taxes	(9,718)	(22,130)
Benefit for income taxes	(4,015)	(8,202)
Net loss	$(5,703)	$(13,928)

Loss per share
Basic	$(0.39)	$(0.95)
Diluted	$(0.39)	$(0.95)
Weighted average common shares outstanding
Basic	14,793	14,738
Diluted	14,793	14,738

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,703)	$(13,928)
Adjustments to net loss to reconcile to cash provided by operating activities:
Deferred income taxes	(6,688)	(9,738)
Depreciation, depletion and amortization	34,344	21,131
Exploratory dry hole costs	832	1,100
Amortization and impairment of unproved properties	614	442
Unrealized loss on derivative transactions	13,188	39,334
Other	3,154	2,047
Changes in assets and liabilities	(3,862)	8,401
Net cash provided by operating activities	35,879	48,789

Cash flows from investing activities:
Capital expenditures	(73,697)	(64,321)
Other	120	204
Net cash used in investing activities	(73,577)	(64,117)

Cash flows from financing activities:
Proceeds from credit facility	100,500	42,000
Repayment of credit facility	(72,500)	(277,000)
Proceeds from senior notes	-	200,101
Payment of debt costs	(45)	(4,486)
Proceeds from exercise of stock options	-	367
Excess tax benefits from stock based compensation	-	154
Purchase of treasury stock	(75)	(4,357)
Net cash provided by (used in) financing activities	27,880	(43,221)

Net decrease in cash and cash equivalents	(9,818)	(58,549)
Cash and cash equivalents, beginning of period	50,950	84,751
Cash and cash equivalents, end of period	$41,132	$26,202

Supplemental cash flow information:
Cash payments for:
Interest, net of capitalized interest	$15,215	$2,108
Income taxes, net of refunds	(2,364)	(6,335)
Non-cash investing activities:
Change in accounts payable related to purchases of properties and equipment	(24,323)	(11,383)
Change in asset retirement obligation, with a corresponding increase to oil and gas properties, net of disposals	541	133
Change in accounts payable related to debt costs	-	306

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

The accompanying condensed consolidated financial statements include the accounts of PDC, our wholly owned subsidiaries and WWWV, LLC, an entity in which we have a controlling financial interest.  All material intercompany accounts and transactions have been eliminated in consolidation.  We account for our investment in interests in oil and natural gas limited partnerships under the proportionate consolidation method.  Accordingly, our accompanying condensed consolidated financial statements include our pro rata share of assets, liabilities, revenues and expenses of the limited partnerships in which we participate.  Our proportionate share of all significant transactions between us and the limited partnerships has been eliminated.

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The results of operations for the three months ended March 31, 2009, and the cash flows for the same period, are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009 ("2008 Form 10-K").

2.     RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS No. 141(R)”).  FAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  FAS No. 141(R) also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, FAS No. 141(R) requires that acquisition-related costs be expensed as incurred.  The provisions of FAS No. 141(R) became effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of FAS No. 141(R) became effective as of that date for all acquisitions, regardless of the acquisition date.  FAS No. 141(R) amends FAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  FAS No. 141(R) further amends FAS No. 109 and FIN 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), amending the guidance of FAS No. 141(R) to required that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  We adopted the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in our accounting for future acquisitions, if any.  Upon adoption, we recorded a charge of $1.5 million to general and administrative expense related to deferred acquisition costs.

Index

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  FAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  Additionally, FAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  We adopted the provisions of FAS No. 160 effective January 1, 2009.  Upon adoption of FAS No. 160, we reclassified our noncontrolling interest in WWWV, LLC from the mezzanine section, between liabilities and equity, of the consolidated balance sheets, to a component of equity, separate from our shareholders’ equity.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2009 and 2008, is immaterial and is recorded in depreciation, depletion and amortization in the accompanying condensed consolidated statements of operations.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FAS No. 157”) (“FSP 157-2”), which delayed the effective date of FAS No. 157, Fair Value Measurements, by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2009, we adopted the provisions of FAS No. 157 delayed by FSP 157-2.  The adoption of FSP 157-2 did not have a material impact on our accompanying condensed consolidated financial statements.  See Note 3, Fair Value Measurements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We adopted the provisions of FAS No. 161 effective January 1, 2009.  The adoption of FAS No. 161 did not have a material impact on our accompanying condensed consolidated financial statements.  See Note 4, Derivative Financial Instruments.

Recently Issued Accounting Standards

On April 9, 2009, the FASB issued the following amendments to the fair value measurement and disclosure standards:

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”)

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”)

FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise and instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable; and applies to all fair value measurements when appropriate.

FSP 107-1/APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Pursuant to this FSP, a reporting entity shall include disclosures about the fair value of our financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS No. 107.

Both FSP 157-4 and FSP 107-1/APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, early adoption is allowed only if certain FSPs are early adopted together: an entity early adopting FSP 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”) and an entity early adopting FSP 107-1/APB 28-1 must also elect to early adopt FSP 157-4 and FSP 115-2/124-4.  We do not expect these FSPs to have a significant impact on our consolidated financial statements when adopted on April 1, 2009.

Index

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

3.     FAIR VALUE MEASUREMENTS

Determination of Fair Value.  We determine the fair value of our assets and liabilities, unless specifically excluded, pursuant to FAS No. 157.  FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Included in Level 1 are our commodity derivative instruments for New York Mercantile Exchange (“NYMEX”)-based natural gas swaps.

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

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are our asset retirement obligations and our commodity derivative instruments for Colorado Interstate Gas (“CIG”) and Panhandle Eastern Pipeline (“PEPL”)-based natural gas swaps, oil swaps, oil and natural gas options, and physical sales and purchases and our natural gas basis protection derivative instruments.

Derivative Financial Instruments.  We measure the fair value of our derivative instruments based upon quoted market prices, where available.  Our valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  Our valuation determination also gives consideration to our nonperformance risk on our own liabilities as well as the credit standing of our counterparties.  We primarily use three financial institutions as counterparties to our derivative contracts, with two of them holding the majority of our derivative assets.  We have evaluated the credit risk of the counterparties holding our derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on our evaluation, we have determined that the impact of the nonperformance of our counterparties on the fair value of our derivative instruments is insignificant.  As of March 31, 2009, no valuation allowance was recorded.  Furthermore, while we believe these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

The following table presents, by hierarchy level, our derivative financial instruments, including both current and non-current portions, measured at fair value as of December 31, 2008, and March 31, 2009:

	Level 1	Level 3	Total
	(in thousands)
As of December 31, 2008
Assets:
Commodity based derivatives	$19,359	$144,644	$164,003
Basis protection derivative contracts	-	33	33
Total assets	19,359	144,677	164,036
Liabilities:
Commodity based derivatives	(658)	(5,490)	(6,148)
Basis protection derivative contracts	-	(4,338)	(4,338)
Total liabilities	(658)	(9,828)	(10,486)
Net assets	$18,701	$134,849	$153,550
As of March 31, 2009
Assets:
Commodity based derivatives	$21,371	$146,102	$167,473
Basis protection derivative contracts	-	135	135
Total assets	21,371	146,237	167,608
Liabilities:
Commodity based derivatives	(2,671)	(6,499)	(9,170)
Basis protection derivative contracts	-	(28,341)	(28,341)
Total liabilities	(2,671)	(34,840)	(37,511)
Net assets	$18,700	$111,397	$130,097

The following table presents the changes in our Level 3 derivative financial instruments measured on a recurring basis:

(in thousands)

Fair value, net asset, as of December 31, 2008	$134,849
Unrealized gains (losses) included in statement of operations line item:
Oil and gas price risk management gain, net	13,245
Sales from natural gas marketing activities	291
Cost of natural gas marketing activities	(2,684)
Change in fair value included in balance sheet line item: (1)
Accounts receivable - affiliates	(8,247)
Accounts payable - affiliates	(1,192)
Purchases
Oil and gas price risk management gain, net	(78)
Sales from natural gas marketing activities	68
Cost of natural gas marketing activities	(13)
Settlements
Oil and gas price risk management gain, net	(26,403)
Sales from natural gas marketing activities	(194)
Cost of natural gas marketing activities	1,755
Fair value, net asset, as of March 31, 2009	$111,397

Change in unrealized gains (losses) relating to assets (liabilities) still held as of March 31, 2009, included in statement of operations line item:
Oil and gas price risk management gain, net	$13,245
Sales from natural gas marketing activities	291
Cost of natural gas marketing activities	(2,684)
$10,852
____________________
(1) Represents the change in fair value related to derivative instruments entered into by us and allocated to our affiliated partnerships.

See Note 4, Derivative Financial Instruments, for additional disclosure related to our derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

Index

In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess our oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which we reasonably estimate the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to our reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of our oil and gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  No impairment of oil and gas properties was recognized during the three months ended March 31, 2009.

The portion of our long-term debt related to our credit facility approximates fair value due to the variable nature of its related interest rate.  We estimate the fair value of the portion of our long-term debt related to our senior notes to be approximately $133.7 million or approximately 65.9% of par value as of March 31, 2009.  We determined this valuation based upon measurements of trading activity and quotes provided by brokers and traders participating in the trading of the securities.

We account for asset retirement obligations by recording the estimated fair value of our plugging and abandonment obligations when incurred, which is when the well is completely drilled.  We estimate the fair value of our plugging and abandonment obligations based on a discounted cash flows analysis.  Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the liabilities are accreted for the change in their present value, through charges to oil and gas production and well operations costs.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to depreciation, depletion and amortization.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 7, Asset Retirement Obligations, for a reconciliation of changes in our asset retirement obligation for the three months ended March 31, 2009.

4.     DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to our oil and natural gas sales and natural gas marketing segments.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  We employ established policies and procedures to manage the risks associated with these market fluctuations using commodity derivative instruments.  Our policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

We account for derivative financial instruments in accordance with FAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.  As of March 31, 2009, and December 31, 2008, none of our derivative instruments qualified for use of hedge accounting under the terms of FAS No. 133.  Accordingly, we recognize all derivative instruments as either assets or liabilities on our accompanying condensed consolidated balance sheets at fair value, and changes in the fair value of those derivative instruments allocated to us are recorded in our accompanying condensed consolidated statements of operations and changes in the fair value of those derivative instruments allocated to the affiliated partnerships are recorded in accounts payable and accounts receivable – affiliates in our accompanying condensed consolidated balance sheets.  Changes in the fair value of derivative instruments allocated to us and related to our oil and gas sales activities are recorded in oil and gas price risk management, net and changes in fair value of derivatives related to our natural gas marketing activities are recorded in sales from and cost of natural gas marketing activities.

Included in the fair value of our derivative assets and liabilities on our accompanying condensed consolidated balance sheets are the portion of derivative instruments entered into by us and allocated to our affiliated partnerships, as well as a corresponding offsetting payable to and receivable from the partnerships, respectively.  The affiliated partnerships bear their allocated share of counterparty risk and therefore are responsible for their allocated share of derivative losses.  As positions allocated to our affiliated partnerships settle, the realized gains and losses are netted.  Net realized gains are paid to the partnerships and net realized losses are deducted from the partnerships’ oil and gas revenues.

Validation of a contract’s fair value is performed internally and while we use common industry practices to develop our valuation techniques, changes in our pricing methodologies or the underlying assumptions could result in significantly different fair values.  See Note 3, Fair Value Measurements, for a discussion of how we fair value our derivative instruments.

As of March 31, 2009, we had hedges in place for a portion of our anticipated production through 2012 for a total of 37,095,133 Mmbtu of natural gas and 1,000,721 Bbls of crude oil.

Economic Hedging Strategies.  Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative contracts.  As of March 31, 2009, our derivative instruments were comprised of natural gas collars and swaps, oil swaps and basis protection swaps and collars.

Index

•
For swap instruments, if the market price is below the fixed contract price, we receive the market price from the purchaser and receive the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, we receive the market price from the purchaser and pay the difference between the market price and the fixed contract price to the counterparty.

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

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price falls below the fixed put strike price, we receive the market price from the purchaser and receive the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, we receive the market price from the purchaser and pay the difference between the call strike price and market price to the counterparty.  If the market price is between the put and call strike price, no payments are due to or from the counterparty.

For our oil and gas sales activities, we set collars and swaps for our own and affiliated partnerships’ production to protect against price declines in future periods.  For our natural gas marketing activities, we enter into fixed-price physical purchase and sale agreements that qualify as derivative contracts.  In order to offset these fixed-price physical derivatives, we enter into financial derivative instruments that have the effect of locking in the prices we will receive or pay for the same volumes and period, offsetting the physical derivative.  While these derivatives are structured to reduce our exposure to changes in price associated with the derivative commodity, they also limit the benefit we might otherwise have received from price changes in the physical market.  We believe our derivative instruments continue to be effective in achieving the risk management objectives for which they were intended.

Our derivative instruments are recorded at fair value in accordance with FAS No. 157.  The following table summarizes the location and fair value amounts of our derivative instruments in the accompanying condensed consolidated balance sheets as of March 31, 2009, and December 31, 2008.

			Fair Value
Derivatives not qualifying for hedge accounting under FAS No. 133 (1):		Balance sheet line item	March 31, 2009	December 31, 2008
			(in thousands)
Derivative Assets:	Current
	Commodity contracts
	Related to oil and gas sales activities	Fair value of derivatives	$134,081	$112,036
	Related to natural gas marketing activities	Fair value of derivatives	5,156	4,820
	Basis protection contracts
	Related to natural gas marketing activities	Fair value of derivatives	130	25
	Non Current
	Commodity contracts
	Related to oil and gas sales activities	Fair value of derivatives	26,682	45,971
	Related to natural gas marketing activities	Fair value of derivatives	1,554	1,176
	Basis protection contracts
	Related to natural gas marketing activities	Fair value of derivatives	5	8
Total Derivative Assets			$167,608	$164,036

Derivative Liabilities:	Current
	Commodity contracts
	Related to natural gas marketing activities	Fair value of derivatives	$(5,576)	$(4,720)
	Basis protection contracts
	Related to natural gas marketing activities	Fair value of derivatives	(72)	(46)
	Non Current
	Commodity contracts
	Related to oil and gas sales activities	Fair value of derivatives	(1,986)	-
	Related to natural gas marketing activities	Fair value of derivatives	(1,608)	(1,428)
	Basis protection contracts
	Related to oil and gas sales activities	Fair value of derivatives	(28,269)	(4,292)
Total Derivative Liabilities			$(37,511)	$(10,486)
____________________
(1) As of March 31, 2009, and December 31, 2008, none of our derivative instruments qualified for hedge accounting under FAS No. 133.

In addition to including the gross assets and liabilities related to our share of oil and gas production, the above table and our accompanying condensed consolidated balance sheets include the gross assets and liabilities related to derivative contracts we entered

Index

 into and those that we allocate to our affiliated partnerships as the managing general partner.  For those derivative contracts which we have allocated to the affiliated partnerships, we have on our accompanying condensed consolidated balance sheets a corresponding payable to and receivable from the partnerships of $36.2 million and $10.6 million, respectively, as of March 31, 2009, and $37.5 million and $1.6 million, respectively, as of December 31, 2008.

The following table summarizes the location and amounts of gains and losses on derivative instruments that do not qualify for hedge accounting under FAS No. 133 in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008.

Index

	Three Months Ended March 31,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
	(in thousands)

Oil and gas price risk management gain (loss), net (1)
Realized gains (losses)	$30,193	$6,433	$36,626	$(351)	$(2,060)	$(2,411)
Unrealized gains (losses)	(30,193)	17,250	(12,943)	351	(40,250)	(39,899)
Total oil and gas price risk management gain (loss), net (1)	$-	$23,683	$23,683	$-	$(42,310)	$(42,310)
Sales from natural gas marketing activities(2)
Realized gains (losses)	$2,109	$259	$2,368	989	(503)	$486
Unrealized gains (losses)	(2,109)	2,934	825	(989)	(6,649)	(7,638)
Total sales from natural gas marketing activities(2)	$-	$3,193	$3,193	$-	$(7,152)	$(7,152)
Cost of natural gas marketing activities(2)
Realized gains (losses)	$(1,970)	$1,663	$(307)	(672)	738	$66
Unrealized gains (losses)	1,970	(3,040)	(1,070)	672	7,531	8,203
Total cost of natural gas marketing activities(2)	$-	$(1,377)	$(1,377)	$-	$8,269	$8,269

__________
   (1) Represents realized and unrealized gains and losses on derivative instruments related to our oil and gas sales activities.
   (2) Includes realized and unrealized gains and losses on derivative instruments related to our natural gas marketing activities.

Concentration of Credit Risk.  A significant portion of our liquidity is concentrated in derivative instruments that enable us to manage a portion of our exposure to price volatility from producing oil and natural gas.  These arrangements expose us to credit risk of nonperformance by our counterparties.  These contracts consist of fixed price swaps, basis swaps and collars.  We primarily use three financial institutions, who are also major lenders in our credit facility agreement, as counterparties to our derivative contracts.  We have evaluated the credit risk of the counterparties holding our derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on our evaluation, we have determined that the impact of the nonperformance of our counterparties on the fair value of our derivative instruments is insignificant.   As of March 31, 2009, no valuation allowance was recorded.

As of March 31, 2009, the following counterparties expose us to credit risk.
Fair Value of
Derivative Assets
Counterparty Name	March 31, 2009
(in thousands)

JPMorgan Chase Bank, N.A. (1)	$89,960
BNP Paribas (1)	75,604
Various (2)	2,044

Total	$167,608
__________
(1)           Major lender in our credit facility, see Note 6.
(2)           Represents a total of 48 counterparties, includes two lenders in our credit facility.

Index

5.     PROPERTIES AND EQUIPMENT

	March 31, 2009	December 31, 2008
	(in thousands)
Properties and equipment, net:
Oil and gas properties (successful efforts method of accounting)
Proved	$1,291,704	$1,245,316
Unproved	32,562	32,768
Total oil and gas properties	1,324,266	1,278,084
Pipelines and related facilities	34,776	34,067
Transportation and other equipment	32,198	31,693
Land and buildings	14,270	14,570
Construction in progress	565	275
	1,406,075	1,358,689
Accumulated depreciation, depletion and amortization ("DD&A")	(359,860)	(325,611)

	$1,046,215	$1,033,078

Suspended Well Costs.

The following table identifies the capitalized exploratory well costs that are pending determination of proved reserves and are included in properties and equipment in the our accompanying condensed consolidated balance sheets.

		Number
	Amount	of Wells
	(in thousands)

Beginning balance at December 31, 2008	$1,180	6
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,167	4
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(3,256)	(2)
Capitalized exploratory well costs charged to expense	(318)	(2)
Ending balance at March 31, 2009	$2,773	6

As of March 31, 2009, none of the six suspended wells awaiting the determination of proved reserves have been capitalized for a period greater than one year after the completion of drilling.

6.     LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(in thousands)

Credit facility	$222,500	$194,500
12% Senior notes due 2018, net of discount of $2.6 million	200,439	200,367
Total long-term debt	$422,939	$394,867

Index

Credit facility

We have a credit facility co-arranged by JPMorgan Chase Bank, N.A. ("JPMorgan") and BNP Paribas, as amended last on November 12, 2008, dated as of November 4, 2005, with an available commitment of $375 million as of March 31, 2009.  The credit facility, through a series of amendments, includes commitments from: Wachovia Bank N.A.; Bank of America, N.A.; Bank of Oklahoma; Allied Irish Banks p.l.c.; Guaranty Bank, FSB; Royal Bank of Canada; The Royal Bank of Scotland, plc; Calyon New York Branch; Compass Bank; The Bank of Nova Scotia; and BMO Capital Markets Financing, Inc.  The maximum allowable commitment under the current credit facility is $400 million.  The credit facility is subject to and secured by required levels of oil and natural gas reserves.  The credit facility requires an aggregated security of a value no less than 80% of the value of the direct interests included in the borrowing base properties.  Our credit facility borrowing base is subject to size redeterminations each April and October based upon a quantification of our reserves at December 31st and June 30th, respectively; additionally, our lenders may request a redetermination upon the occurrence of certain events.  A commodity price deck reflective of the current and future commodity pricing environment, as agreed upon by us and our lenders, is utilized to quantify our reserve reports and determine the underlying borrowing base.

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

The credit facility contains covenants customary for agreements of this type, including, but not limited to, limitations on our ability to: (a) incur additional indebtedness and guarantees, (b) create liens and other encumbrances on our assets, (c) consolidate, merge or sell assets, (d) pay dividends and other distributions, (e) make certain investments, loans and advances, (f) enter into sale/leaseback transactions, and (g) engage in hedging activities unless certain requirements are satisfied.  The credit facility also requires us to execute and deliver specified mortgages and other evidences of security and to deliver specified opinions of counsel and other evidences of title.  In addition, we are required to comply with certain financial tests and maintain certain financial ratios. The financial tests and ratios include requirements to: (a) maintain a minimum ratio of consolidated current assets to consolidated current liabilities, or working capital ratio, as defined, and (b) not to exceed a maximum leverage ratio.

In April 2009, we commenced the biannual redetermination of our borrowing base, which will be sized based upon a quantification of our oil and natural gas reserves as of December 31, 2008.  Additionally, we have requested an extension and renewal of the credit facility for a three year term and have requested certain adjustments to the terms and conditions of the facility.  We expect to have an increase in the borrowing rate under the facility.  We expect to complete the facility renewal and extension in the second quarter of 2009.  There is no assurance that we will successfully renew our credit facility as expected, if at all, or that all of the current lenders in our credit facility will participate in the renewal; further, there is no assurance that our borrowing base will not be reduced from its current level as a result of the renewal.

As of March 31, 2009, we had drawn $222.5 million from our credit facility compared to $194.5 million as of December 31, 2008.  The borrowing rate on the outstanding balance was 4.5% as of March 31, 2009, compared to 4.6% as of December 31, 2008.  Amounts outstanding under our credit facility are secured by substantially all of our properties.  We were in compliance with all covenants at March 31, 2009, and expect to remain in compliance throughout the next year.

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

Index

The indenture governing the notes contains customary representations and warranties as well as typical restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (a) incur additional debt, (b) make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock, (c) sell assets, including capital stock of our restricted subsidiaries, (d) pay dividends or other payments by restricted subsidiaries, (e) create liens that secure debt, (f) enter into transactions with affiliates, and (g) merge or consolidate with another company.  Additionally, we are subject to two incurrence covenants: 1) earnings before interest, taxes, depreciation, amortization and capital expenditures (“EBITDAX”) of at least two times interest expense and 2) total debt of less than 4.0 times EBITDAX.  We were in compliance with all covenants as of March 31, 2009, and expect to remain in compliance throughout the next year.

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

Subject to specified exceptions, any subsidiary guarantor will be restricted from entering into certain transactions including the disposition of all or substantially all of its assets or merging with or into another entity.  Subsidiary guarantors may be released from a guarantee under circumstances specified in the indenture.  As of March 31, 2009, none of our subsidiaries were obligated as guarantors of our senior notes.

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

7.     ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our working interest in oil and gas properties are as follows:

Amount
(in thousands)
Beginning balance at December 31, 2008	$23,086
Obligations assumed with development activities and acquisitions	541
Accretion expense	335
Ending balance at March 31, 2009	$23,962

Approximately $0.1 million of the asset retirement obligations was classified as short-term and included in other accrued expenses as of March 31, 2009, and December 31, 2008.

8.     COMMITMENTS AND CONTINGENCIES

Index

Drilling and Development Agreements.  In connection with the acquisition of oil and gas properties in October 2007 from an unaffiliated party, we are obligated to drill 100 wells in the Appalachian Basin by January 2016.  We will retain a majority interest in each well drilled.  For each well we fail to drill, we are obligated to pay to the seller liquidated damages of $25,000 per undrilled well for a total contingent obligation of $2.5 million or reassign to the seller the interest acquired in the number of undrilled well locations.  As of March 31, 2009, we have drilled 28 wells pursuant to this agreement.

We have entered into contracts that provide firm transportation, sales and processing charges on pipeline systems which we transport or sell our natural gas and the natural gas of other companies, working interest owners and our affiliated partnerships.  The remaining terms of the contracts range from two to 14 years and require us to pay these transportation and processing charges whether the required volumes are delivered or not.

The following table sets forth gross information about long-term firm sales, processing and transportation agreements for pipeline capacity, which require a demand charge whether volumes are delivered or not. We record in our financial statements only our share of costs based upon our working and net revenue interest in the wells.  If the volumes below are not met, we will bear all costs related to the volume shortfall.

Type of Arrangement	Location	Average Annual Volume (MMbtu)	Expiration Date

Firm sales and processing	Grand Valley	23,218,287	May 2016
Firm transportation	NECO Area	1,825,000	December 2010
Firm transportation	NECO Area	1,825,000	December 2016
Firm transportation (1)	Appalachian Basin	10,614,565	December 2022

(1) Contract is a precedent agreement and becomes effective when the planned pipeline is placed in service, estimated at this time to be 2012. Contract is null and void if pipeline is not completed.

In September 2008, we entered into a pipeline and processing plants expansion agreement with an unrelated party, who is currently the purchaser of the majority of our Wattenberg Field natural gas production.  Pursuant to the agreement, we agreed to make a capital investment of $60 million, for our own benefit, over a three-year period commencing on January 1, 2009, to develop or facilitate production in our Wattenberg Field dedicated to this purchaser and, if the purchaser failed to diligently proceed with the pipeline and processing plants, we would be relieved of our obligations under the agreement.  In March 2009, we received from the unrelated party a notice waiving our commitment and stating that the pipeline and processing plant expansions were either on hold or had been delayed.  The waiver relieves us of the $60 million capital investment obligation.

Drilling Rig Contracts.  In order to secure the services for drilling rigs, we have commitments for the use of two drilling rigs with a drilling contractor.  The commitments call for a minimum commitment of $12,500 daily for a specified amount of time if we cease to use the drilling rigs and a maximum commitment of $40,680 daily for a specified amount of time for daily use of the drilling rigs.  One of the commitments expires in August 2009 and the other in July 2010.  In January 2009, based on our decision to temporarily cease drilling operations in the Piceance Basin, we demobilized one of these rigs.  As of March 31, 2009, we have an outstanding minimum commitment for $3.1 million and an outstanding maximum commitment for $12.2 million, which includes $3.2 million related to a rig sublet to a third party and remains our obligation should the third party default on terms of the sublet agreement.

Index

Litigation.

We are involved in various legal proceedings that we consider normal to our business. Although the results cannot be known with certainty, we believe that we have properly accrued reserves.

Colorado Royalty.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Company in the District Court, Weld County, Colorado alleging that we underpaid royalties on natural gas produced from wells operated by us in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  We removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Company, on behalf of itself and the partnerships for which the Company is the managing general partner.  Based on the settlement terms, the settlement amount payable by the Company is $5.8 million.  Such moneys, in addition to moneys related to the settlement on behalf of the partnerships for which the Company is the managing general partner, were deposited in an escrow account on November 3, 2008.  We have accrued as of March 31, 2009, and included in other accrued expenses in our accompanying condensed consolidated balance sheets, a related $5.8 million litigation reserve.  We believe that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners are expected on or before June 7, 2009, unless the court approval of the settlement is appealed.

Colorado Stormwater Permit.  On December 8, 2008, we received a Notice of Violation/Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Company manages this private road for Garden Gulch LLC.  The Company is one of four equal owners of Garden Gulch LLC, all of which are oil and gas companies operating in the Piceance region of Colorado.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Company’s responses were submitted on February 6, 2009, and April 8, 2009.  No civil penalties have been imposed or requested at this time.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Company is unable to predict the ultimate outcome of this administrative action at this time.

West Virginia Royalty.  On January 21, 2009, a lawsuit was filed in West Virginia state court in Barbour County, styled Beymer v. Petroleum Development Corporation and Riley National Gas Company, CA No. 09-C-3 (“Beymer lawsuit”), alleging a class action on behalf of lessors for failure to properly pay royalties.  The allegations state that the Company improperly deducted certain charges and costs before applying the royalty percentage.  Punitive damages are requested in addition to breach of contract, tort, and fraud allegations.  On January 27, 2009, another suit was filed in West Virginia state court in Harrison County, styled Gobel v. Petroleum Development Corporation, CA No. 09-C-40, alleging a class action with allegations similar to those alleged in the Beymer lawsuit.  Both cases have been removed to federal court in the Northern District of West Virginia.  In late April 2009, the federal judges for the respective cases approved jointly filed motions and stipulations providing for, among other things, a 180 day stay to explore settlement opportunities.

We are involved in various other legal proceedings that we consider normal to our business.  Although the results cannot be known with certainty, we believe that the ultimate results of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Partnership Repurchase Provision.  Substantially all of our drilling programs contain a repurchase provision where investing partners may request that we purchase their partnership units at any time beginning with the third anniversary of the first cash distribution.  The provision provides that we are obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions), if repurchase is requested by investors, subject to our financial ability to do so.  The maximum annual repurchase obligation as of March 31, 2009, was approximately $15.7 million.  We believe we have adequate liquidity to meet this obligation.  For the quarter ended March 31, 2009, we paid $0.9 million under this provision for the purchase of partnership units.

Employment Agreements with Executive Officers.  We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other executive officers.  The employment agreements provide for annual base salaries, eligibility for performance bonus compensation, and other various benefits, including retirement and termination benefits.

Index

In the event of termination following a change of control of the Company, or where the Company terminates the executive officer without cause or where an executive officer terminates employment for good reason, the severance benefits range from two times to three times the sum of his highest annual base salary during the previous two years of employment immediately preceding the termination date and his highest annual bonus received during the same two year period.  For this purpose a “change of control” corresponds to the definition of “change of control” under Section 409A of the Internal Revenue Code of 1986 (IRC) and the supporting treasury regulations.  The executive officer is also entitled to (i) vesting of any unvested equity compensation (excluding all long-term incentive performance shares), (ii) reimbursement for any unpaid expenses, (iii) retirement benefits earned under the current and/or previous agreements, (iv) continued coverage under our medical plan for up to 18 months, and (v) payment of any earned and unpaid bonus amounts.  In addition, the executive officer is entitled to receive any benefits that he would have otherwise been entitled to receive under our 401(k) and profit sharing plan, although those benefits are not increased or accelerated.

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

In the event that an executive officer voluntarily terminates his employment for other than good reason, he is entitled to receive (i) his base salary, bonus and incremental retirement payment prorated for the portion of the year that the executive officer is employed by the Company, provided, however, that with respect to the bonus, for certain executive officers, there shall be no proration of the bonus if such executive leaves prior to the last day of the year and, with respect to the remaining executive officers, there shall be no proration of the bonus in the event such executive officer leaves prior to March 31 in the year of his termination, (ii) any incentive, deferred or other compensation which has been earned or has become payable, but which has not yet been paid under the schedule originally contemplated in the agreement under which they were granted, (iii) any unpaid expense reimbursement upon presentation by the executive officer of an accounting of such expenses in accordance with our normal practices, and (iv) any other payments for benefits earned under the employment agreement or our plans.

In the event of death or disability, the executive is entitled to receive certain benefits.  For this purpose, the definition of “disability” corresponds to the definition under IRC 409A and the supporting treasury regulations.  The benefits shall be payable in a lump sum and shall be equal to the compensation and other benefits that would otherwise have been paid for a six month period following the termination date plus a pro-rated portion of the performance bonus.

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

9.     STOCK-BASED COMPENSATION

We maintain equity compensation plans for officers, certain key employees and non-employee directors.  In accordance with the plans, awards may be issued in the form of stock options, stock appreciation rights, restricted stock, performance shares and performance units.  Through the date of this report, we have not issued any stock appreciation rights or performance units.

The following table provides a summary of the impact of our stock based compensation plans on the results of operations for the periods presented.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Total stock-based compensation expense (1)	$1,639	$1,792
Income tax benefit	(625)	(691)

Net income impact	$1,014	$1,101

______________
(1) 2008 includes $1.1 million related to a separation agreement with our former president.

Index

Stock Option Awards.  We have granted stock options pursuant to various stock compensation plans.  Outstanding options expire ten years from the date of grant and become exercisable ratably over a four year period.  There were no stock options awarded for the three months ended March 31, 2009.  For the prior year period, pursuant to a separation agreement with our former president, we modified options to purchase 4,678 shares by accelerating the vesting schedule, none of which would have vested pursuant to the original terms of the award.  The incremental change in fair value per share of the modified awards was immaterial.   The fair value of options modified in 2008, were estimated to approximate fair value on the date of modification due to the short-term nature of the award.

The following table provides a summary of our stock option award activity for the three months ended March 31, 2009:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2008	18,351	$41.68	6.8

Outstanding at March 31, 2009	18,351	41.68	6.6

Vested and expected to vest at March 31, 2009	18,351	41.68	6.6

Exercisable at March 31, 2009	14,709	41.02	6.4

The intrinsic values of the options outstanding and exercisable at March 31, 2009, and December 31, 2008, were nil as the closing market price of our common stock at the respective date exceeded the exercise price of the options.  Total compensation cost related to stock options granted and not yet recognized in our condensed consolidated statement of operations as of March 31, 2009, was $0.1 million.  This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table sets forth the changes in non-vested time-based awards for the three months ended March 31, 2009:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2008	218,060	$52.59
Granted	102,469	12.12
Vested	(18,508)	61.44
Non-vested at March 31, 2009	302,021	38.32

The total compensation cost related to non-vested time-based awards expected to vest and not yet recognized in our condensed consolidated statement of operations as of March 31, 2009, is $8.8 million.  This cost is expected to be recognized over a weighted-average period of 2.9 years.  For the three months ended March 31, 2008, pursuant to a separation agreement with our former president, we modified time-based awards to vest 10,954 shares by accelerating the vesting schedule, none of which would have vested pursuant to the original terms of the award, resulting in an increase in the original fair value of $0.2 million.

Index

Market-Based Awards.  The fair value of the market-based awards is amortized ratably over the requisite service period, primarily over three years for market-based awards.  The market-based shares vest only upon the achievement of certain per share price thresholds and continuous employment during the vesting period.  All compensation cost related to the market based-awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.  In March 2008, pursuant to a separation agreement with our former president, we modified market-based awards to vest 1,539 shares by accelerating the vesting schedule, none of which would have vested pursuant to the original terms of the award.  The incremental change in fair value per share of the modified awards was immaterial.  The fair value of options modified in 2008 were estimated to approximate fair value on the date of modification due to the short-term nature of the award.

The weighted average grant date fair value per market-based share, including shares modified in 2008 pursuant to an agreement with our former president, was computed using the Monte Carlo pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008

Expected term of award	3 years	3 years
Risk-free interest rate	2.0%	2.3%
Volatility	59.0%	45.6%
Weighted average grant date fair value per share	$6.47	$45.85

For 2009, expected volatility was based on a blend of our historical and implied volatility and, for 2008, was based on our historical volatility.  The expected lives of the awards were based on the requisite service period.  The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant or modification and extrapolated to approximate the life of the award.  We do not expect to pay dividends, nor do we expect to declare dividends in the foreseeable future.

The following table sets forth the changes in non-vested market-based awards for the three months ended March 31, 2009:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2008	72,683	$41.62
Granted	28,130	6.47
Non-vested at March 31, 2009	100,813	31.81

The total compensation cost related to non-vested market-based awards expected to vest and not yet recognized in our condensed consolidated statement of operations as of March 31, 2009, is $1.2 million.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

10.   INCOME TAXES

We evaluate our estimated annual effective income tax rate on a quarterly basis based on current and forecasted business results and enacted tax laws.  The estimated annual effective tax rate is adjusted quarterly based upon actual results and updated operating forecasts; consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly.  Tax expenses or tax benefits unrelated to current year ordinary income or loss are recognized entirely in the period identified as discrete items of tax.  The quarterly income tax provision is generally comprised of tax on ordinary income or tax benefit on ordinary loss at the most recent estimated annual effective tax rate, adjusted for the effect of discrete items.

The loss we realized for the three months ended March 31, 2009, exceeds our projected loss for the year.  As a result, we calculated our first quarter tax benefit by multiplying the current period loss by the statutory tax rate and then adding other statutory tax benefits such as percentage depletion.  This required tax calculation limited the tax benefit realized during the first quarter by $1.6 million.  No similar limitation calculation was required for the three months ended March 31, 2008.  There were no significant discrete items recorded in the first quarter of 2009 or 2008.

Index

As of March 31, 2009, we had a gross liability for uncertain tax benefits of $1.2 million, of which $0.1 million was recorded in the current three month period.  If recognized, $0.9 million of this liability would affect our effective tax rate.  This liability is reflected in federal and state income taxes payable in our accompanying condensed consolidated balance sheet.  The increase in the liability recorded in the current period is primarily related to an uncertain tax benefit recorded with respect to the 2009 tax year.  The Internal Revenue Service ("IRS") has substantially completed its examination of our 2005 and 2006 tax years, and we currently expect this examination to be completed during 2009.  Therefore, we expect the liability for uncertain tax benefits to decrease during the next twelve month period as items are either resolved without change or converted to amounts due to the IRS.

As of the date of this filing, we are current with our income tax filings in all applicable state jurisdictions and currently have no state income tax returns in the process of examination.  Administrative review of our Colorado refund claims, filed through amended returns to implement 2008 state tax strategies, is still pending.  We have received the applicable West Virginia refunds claimed via amended returns filed in 2008.

11.   EARNINGS PER SHARE

The following is a reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Weighted average common shares outstanding- basic	14,793	14,738
Weighted average common and common share equivalents outstanding - diluted	14,793	14,738

For the three months ended March 31, 2009 and 2008, the weighted average common shares outstanding for both basic and diluted were the same because the effect of dilutive securities were anti-dilutive due to our net loss for each of the periods.  The following table sets forth the weighted average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Weighted average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
Unamortized portion of restricted stock	260	70
Stock options	18	38
Non employee director deferred compensation	7	6
Total anti-dilutive common share equivalents	285	114

12.  BUSINESS SEGMENTS

We separate our operating activities into four segments:  oil and gas sales, natural gas marketing, well operations and pipeline income and oil and gas well drilling.  All material inter-company accounts and transactions between segments have been eliminated.

Oil and Gas Sales. Our oil and gas sales segment represents revenues and expenses from the production and sale of oil and natural gas.  Segment revenue includes oil and gas price risk management, net.  Segment income (loss) consists of oil and gas sales revenues less its allocated share of oil and gas production and well operations cost, exploration expense, direct general and administrative expense and DD&A expense.  Segment DD&A expense was $33.1 million and $20.3 million for the three months ended March 31, 2009 and 2008, respectively.

Natural Gas Marketing Activities. Our natural gas marketing segment is composed of our wholly owned subsidiary, RNG, through which we purchase, aggregate and resell natural gas produced by us and others.  Segment income primarily represents sales from natural gas marketing activities and direct interest income less costs of natural gas marketing activities, direct general and administrative expense.

Well Operations and Pipeline Income.  We charge our affiliated partnerships and other third parties competitive industry rates for well operations and natural gas gathering.  Segment revenue includes monthly operating and gas gathering fees we charge for each well in which we

Index

operate that is owned by others, including our affiliated partnerships.  Segment income consists of well operations and pipeline income revenues less its allocated share of oil and gas production and well operations cost and direct DD&A expense.

Oil and Gas Well Drilling. We drill natural gas wells for affiliated drilling partnerships and retain an interest in each well. Our drilling and development segment reflects results of drilling and development activities conducted for affiliated and non-affiliated parties.  Segment income consists of oil and gas well drilling revenues less cost of oil and gas well drilling.  We last sponsored a drilling partnership in the fall of 2007, and substantially completed our last drilling services for that partnership in the fall of 2008.  We do not currently have any plans to sponsor additional drilling partnerships.

Other.  This segment includes unallocated corporate general administrative expense, direct DD&A expense, direct interest income and interest expense.

Segment information for the three months ended March 31, 2009 and 2008, is presented below.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues:
Oil and gas sales	$63,425	$29,336
Natural gas marketing	22,389	23,325
Well operations and pipeline income	2,796	2,352
Oil and gas well drilling	193	3,083
Unallocated amounts	42	3
Total	$88,845	$58,099

Segment income (loss) before income taxes:
Oil and gas sales	$10,231	$(11,994)
Natural gas marketing	514	1,332
Well operations and pipeline income	627	592
Oil and gas well drilling	48	3,005
Unallocated amounts	(21,138)	(15,065)
Total	$(9,718)	$(22,130)

	March 31, 2009	December 31, 2008
	(in thousands)
Segment assets:
Oil and gas sales	$1,260,633	$1,247,687
Natural gas marketing	28,489	50,117
Well operations and pipeline income	62,063	50,052
Oil and gas well drilling	376	2,028
Unallocated amounts	48,205	52,820
Total	$1,399,766	$1,402,704

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.   Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and our management’s strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known to us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the exploration for, and the acquisition, development, production and marketing of, natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for oil and natural gas;
•	the timing and extent of our success in discovering, acquiring, developing and producing natural gas and oil reserves;
•	our ability to acquire leases, drilling rigs, supplies and services at reasonable prices;
•	the availability and cost of capital to us;
•	risks incident to the drilling and operation of natural gas and oil wells;
•	future production and development costs;
•	the availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America;
•	the effect of natural gas and oil derivatives activities;
•	conditions in the capital markets; and
•	losses possible from pending or future litigation.

Further, we urge you to carefully review and consider the cautionary statements made in this report, our annual report on Form 10-K for the year ended December 31, 2008, and our other filings with the Securities and Exchange Commission (“SEC”) and public disclosures.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

Results of Operations

Summary of Operations

The following table sets forth selected information regarding our results of operations, including production volumes, oil and gas sales, average sales prices received, average sales price including realized derivative gains and losses, average lifting cost, other operating income and expenses for the three months ended March 31, 2009, or first quarter 2009, and the three months ended March 31, 2008, or first quarter 2008.

	Summary Operating Results
	Three Months Ended March 31,
	2009	2008	Change
Production (1)
Oil (Bbls)	343,884	255,452	34.6%
Natural gas (Mcf)	9,090,261	6,946,822	30.9%
Natural gas equivalent (Mcfe) (2)	11,153,565	8,479,534	31.5%

Oil and Gas Sales (in thousands)
Oil sales	$12,989	$20,727	-37.3%
Gas sales	29,334	50,919	-42.4%
Provision for underpayment of gas sales	(2,581)	-	*
Total oil and gas sales	$39,742	$71,646	-44.5%

Realized Gain (Loss) on Derivatives, net (in thousands)
Oil derivatives	$7,294	$(1,306)	*
Natural gas derivatives	29,332	(1,105)	*
Total realized gain (loss) on derivatives, net	$36,626	$(2,411)	*

Average Sales Price (excluding realized gains/losses on derivatives)
Oil (per Bbl)	$37.77	$81.14	-53.5%
Natural gas (per Mcf)	$3.23	$7.33	-55.9%
Natural gas equivalent (per Mcfe)	$3.79	$8.45	-55.1%

Average Sales Price (including realized gains/losses on derivatives)
Oil (per Bbl)	$58.98	$76.03	-22.4%
Natural gas (per Mcf)	$6.45	$7.17	-10.0%
Natural gas equivalent (per Mcfe)	$7.08	$8.16	-13.3%

Average Lifting Cost per Mcfe (3)	$0.93	$1.13	-17.7%

Other Operating Income (4) (in thousands)
Natural gas marketing activities	$511	$1,204	-57.6%
Oil and gas well drilling	$48	$3,005	-98.4%

Costs and Expenses (in thousands)
Exploration expense	$5,643	$4,283	31.8%
General and administrative expense	$12,094	$9,823	23.1%
Depreciation, depletion and amortization	$34,344	$21,131	62.5%

Interest Expense (in thousands)	$8,383	$4,932	70.0%

* Percentage change not meaningful or equal to or greater than 250%
Amounts may not calculate due to rounding

_______________
(1)	Production is net and determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold or other property interest we own.
(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Lifting costs represent oil and gas operating expenses which exclude production taxes.
(4)	Includes revenues and operating expenses.

Index

During first quarter 2009, we experienced the continuation of dramatic declines in oil and natural gas commodity prices from late July of last year.  Last year was marked with a series of unprecedented events: oil and natural gas prices soared to near record highs through July; then, in the midst of U.S. credit turmoil and a worldwide economic slump, in December, oil prices fell to their lowest in four years and natural gas prices dropped by almost half.  While we certainly felt the impact of these events, we believe that we were successful in managing our operations in such a manner that we were able to minimize the negative impacts.  As production increased to 11.2 Bcfe for first quarter 2009 compared to 8.5 Bcfe for first quarter 2008, an increase of 31.5%, our average sales price declined $4.66 per Mcfe.  However, our derivative position eased the impact of the fall in oil and natural gas prices.  Our realized derivative gains for first quarter 2009 of $36.6 million added an average of $3.29 per Mcfe produced during first quarter 2009, somewhat easing the dramatic drop in prices.  At March 31, 2009, we estimate the net fair value of our open derivative positions, excluding the derivative positions attributed to our affiliated partnerships, to be $104.5 million.  See the Liquidity and Capital Resources discussion below for the steps we are taking in this uncertain economic environment.

Depressed commodity prices for first quarter 2009 as compared to the higher prices in first quarter 2008 were the primary contributors to the $66 million change in oil and gas price risk management.  Of the $66 million change, $57.5 million was related to the change in unrealized gains and losses on derivative instruments.  Unrealized gains and losses are non-cash items and these non-cash charges to our consolidated statement of operations will continue to fluctuate with the fluctuation in commodity prices until the positions mature or are closed, at which time they will become realized or cash items.  While the required accounting treatment for derivatives that do not qualify for hedge accounting treatment under FAS No. 133 may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

The table below, which demonstrates the volatility in the markets’ projected commodity prices, sets forth the average NYMEX and CIG prices for the next 24 months (forward curve) from the selected dates.

		December 31,	June 30,	December 31,	March 31,
Commodity	Index	2007	2008	2008	2009

Natural gas:	NYMEX	$8.12	$12.52	$6.62	$5.44
	CIG	6.78	8.86	4.49	4.15
Oil:	NYMEX	90.79	140.15	57.49	59.35

Oil and Gas Sales Activity

The following tables set forth oil and natural gas production and sales activity by area.

	Three Months Ended March 31,
	2009	2008	Change
Production
Oil (Bbls)
Rocky Mountain Region	341,357	253,533	34.6%
Appalachian Basin	1,704	1,096	55.5%
Michigan Basin	823	823	0.0%
Total	343,884	255,452	34.6%
Natural gas (Mcf)
Rocky Mountain Region	7,828,763	5,599,765	39.8%
Appalachian Basin	975,681	967,620	0.8%
Michigan Basin	285,817	379,437	-24.7%
Total	9,090,261	6,946,822	30.9%
Natural gas equivalent (Mcfe)
Rocky Mountain Region	9,876,905	7,120,963	38.7%
Appalachian Basin	985,905	974,196	1.2%
Michigan Basin	290,755	384,375	-24.4%
Total	11,153,565	8,479,534	31.5%

Index

	Three Months Ended March 31,
	2009	2008	Change
Average Sales Price (excluding realized derivative gains/losses)
Oil (per Bbl)
Rocky Mountain Region	$37.78	$81.08	-53.4%
Appalachian Basin	37.06	88.71	-58.2%
Michigan Basin	36.90	96.03	-61.6%
Weighted average price	37.77	81.14	-53.5%
Natural gas (per Mcf)
Rocky Mountain Region	$2.95	$7.13	-58.6%
Appalachian Basin	5.04	8.41	-40.1%
Michigan Basin	4.24	7.63	-44.4%
Weighted average price	3.23	7.33	-55.9%
Natural gas equivalent (per Mcfe)
Rocky Mountain Region	$3.65	$8.49	-57.0%
Appalachian Basin	5.04	8.45	-40.4%
Michigan Basin	4.26	7.74	-45.0%
Weighted average price	3.79	8.45	-55.1%

While our production increased to 11.2 Bcfe for first quarter 2009 from 8.5 Bcfe for first quarter 2008, our oil and gas sales revenue decreased $31.9 million quarter-to-quarter, primarily due to the dramatic decline in commodity prices, partially offset by increased volumes.  Approximately $39.5 million of the decrease in revenue was due to pricing, offset in part by increased production, which contributed $10.1 million.  The decrease in oil and gas sales revenue was offset by realized derivative gains for first quarter 2009 of $36.6 million, see Oil and Gas Price Risk Management, Net discussion below.

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

Although 86.1% of our natural gas production for first quarter 2009 is produced in the Rocky Mountain Region, much of our Rocky Mountain natural gas pricing is based upon other indices in addition to CIG.  The table below identifies the pricing basis of our oil and natural gas sales based on production for first quarter 2009.  The pricing basis is the index that most closely relates to the price under which our oil and natural gas is sold.

Energy Market Exposure
For the Three Months Ended March 31, 2009
Area	Pricing Basis	Commodity	Percent of Production

Piceance/Wattenberg	Colorado Interstate Gas (CIG)	Gas	37%
Colorado/North Dakota	NYMEX	Oil	18%
Piceance	San Juan Basin/Southern California	Gas	16%
NECO	Mid Continent (Panhandle Eastern)	Gas	12%
Appalachian	NYMEX	Gas	9%
Wattenberg	Colorado Liquids	Gas	4%
Michigan	Mich-Con/NYMEX	Gas	3%
Other	Other	Gas/Oil	1%
			100%

Index

Oil and Gas Production and Well Operations Costs.  Oil and gas production and well operations cost includes our lifting cost, production taxes, the cost to operate wells and pipelines for our affiliated partnerships and other third parties (whose income is included in well operations and pipeline income) and certain production and engineering staff related overhead costs.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Lifting cost, excluding production taxes	$10,321	$9,610
Production taxes	1,913	5,015
Costs for well operations segment	1,643	1,362
Overhead and other production expenses	2,339	2,145
Total oil and gas production and well operations cost	$16,216	$18,132

Lifting Costs.  Lifting costs per Mcfe, excluding production taxes which fluctuate with oil and natural gas prices, decreased 17.7% to $0.93 per Mcfe for first quarter 2009 from $1.13 per Mcfe for first quarter 2008.  The decrease is primarily due to a 31.5% increase in production, which allows us to spread the fixed portion of our production costs over an increased volume, thereby lowering the per unit cost.  Additionally, lower oil and natural gas prices have also put pressure on oil and gas service providers to reduce their rates, for which we have started seeing the benefits.  We expect a downward trend to continue until commodity prices rebound.

Production Taxes.  Production taxes decreased $3.1 million or 61.9% to $1.9 million.  This decrease is primarily related to the 40.9% decrease in oil and gas sales along with a decrease of $1.1 million in our estimated 2008 taxes.

Oil and Gas Price Risk Management, Net

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Oil and gas price risk management, net:
Realized gain (loss)
Oil	$7,294	$(1,306)
Natural gas	29,332	(1,105)
Total realized gain, net	36,626	(2,411)
Reclassification of realized (gains) losses included in prior periods unrealized	(30,193)	351
Unrealized gains (losses) for the period	17,250	(40,250)
	$23,683	$(42,310)

The net unrealized gain for first quarter 2009 of $17.3 million was primarily due to a $33 million net unrealized gain from our commodity derivatives offset in part by a decrease in fair value of our CIG basis protection swaps of $15.7 million.  The net unrealized gain from commodity derivatives resulted from the continued decline in commodity prices during the first quarter.  The unrealized loss from our CIG basis protection swaps resulted from a more significant decline in NYMEX pricing compared to CIG pricing.  The realized gains from commodity derivatives resulted from the current realized prices being below our swaps and floor contract prices.

Oil and gas price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to our oil and natural gas production.  Oil and gas price risk management, net does not include derivative transactions related to natural gas marketing activities, which are included in sales from and cost of natural gas marketing activities.  See Note 3, Fair Value Measurements, and Note 4, Derivative Financial Instruments, to the accompanying condensed consolidated financial statements for additional details of our derivative financial instruments.

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

Index

The following table identifies our derivative positions (excluding the derivative positions allocated to our affiliated partnerships) related to oil and gas sales activities in effect as of March 31, 2009, on our production by area.  Our production volumes for first quarter 2009 were 343,884 Bbls of oil and 9.1 Bcf of natural gas.  No new positions have been entered into subsequent to March 31, 2009, through the date of this filing.

	Floors		Ceilings		Swaps (Fixed Prices)		Basis Protection Contracts		Fair Value
		Weighted		Weighted		Weighted		Weighted	At
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	March 31,
Index/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	2009
Operating Area	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	(in thousands)

Natural Gas
Rocky Mountain Region
CIG
2Q 2009	3,641,103	$5.75	3,641,103	$8.90	-	$-	-	$-	$11,931
3Q 2009	3,641,103	5.75	3,641,103	8.90	-	-	-	-	10,461
4Q 2009	2,656,180	6.70	2,656,180	10.26	1,008,939	9.20	-	-	14,292
2010	2,845,497	6.84	2,845,497	10.93	1,513,408	9.20	6,957,835	1.88	9,664
2011	1,022,667	4.75	1,022,667	9.45	-	-	7,651,364	1.88	(4,769)
2012	-	-	-	-	-	-	7,687,672	1.88	(5,623)
2013	-	-	-	-	-	-	6,888,618	1.88	(4,358)

PEPL
2Q 2009	720,000	6.14	720,000	10.81	-	-	-	-	2,426
3Q 2009	720,000	6.14	720,000	10.81	-	-	-	-	1,957
4Q 2009	580,000	7.81	580,000	12.68	240,000	10.91	-	-	3,909
2010	1,470,000	6.52	1,470,000	10.79	1,060,000	7.99	-	-	5,858
2011	390,000	5.76	390,000	9.56	-	-	-	-	218

NYMEX
2010	417,447	5.75	417,447	8.30	6,016,290	5.60	-	-	(1,123)
2011	551,618	5.75	551,618	8.30	-	-	-	-	(84)

Appalachian and Michigan Basins
NYMEX
2Q 2009	903,434	7.13	903,434	12.85	429,430	9.09	-	-	5,309
3Q 2009	903,434	7.13	903,434	12.85	429,430	9.09	-	-	4,842
4Q 2009	866,452	9.00	866,452	15.66	429,138	9.09	-	-	5,343
2010	1,543,551	8.22	1,543,551	14.19	1,879,614	8.78	-	-	9,503
2011	264,504	6.62	264,504	11.64	797,515	9.60	-	-	2,411
2012	-	-	-	-	154,379	9.89	-	-	378
Total Natural Gas									72,545

Oil
Rocky Mountain Region
NYMEX
2Q 2009	-	-	-	-	155,891	90.52	-	-	6,033
3Q 2009	-	-	-	-	157,603	90.52	-	-	5,533
4Q 2009	-	-	-	-	157,603	90.52	-	-	5,071
2010	-	-	-	-	529,624	92.96	-	-	15,677
Total Oil									32,314

Total Natural Gas and Oil									$104,859

Index

Natural Gas Marketing Activities

The decreases in sales from and cost of natural gas marketing activities for first quarter 2009 compared to first quarter 2008 is primarily due to a decrease in prices of approximately 40%, partially offset by increases in realized and unrealized derivative gains.

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

Natural Gas Marketing Derivative Activities.  The following table identifies our derivative positions related to our gas marketing activities in effect as of March 31, 2009.

	Swaps (Fixed Prices)		Basis Swaps		Fair Value
		Weighted		Weighted	At
	Quantity	Average	Quantity	Average	March 31,
Commodity/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	2009
Derivative Instrument	Oil-Bbls)	Price	Oil-Bbls)	Price	(in thousands)

Natural Gas
Physical Sales
2Q 2009	73,132	$7.76	84,644	$0.32	$261
3Q 2009	61,320	7.66	77,631	0.32	205
4Q 2009	19,293	6.98	115,026	0.35	38
2010	15,610	8.45	137,632	0.38	31

Financial Purchases
2Q 2009	73,132	6.86	-	-	(226)
3Q 2009	61,191	6.80	-	-	(163)
4Q 2009	39,293	9.32	61,000	0.17	(175)
2010	45,610	10.86	90,000	0.17	(235)

Financial Sales
2Q 2009	322,500	9.27	211,272	0.32	1,794
3Q 2009	250,500	9.39	141,250	0.32	1,336
4Q 2009	248,500	8.90	166,050	0.32	1,001
2010	695,000	8.71	-	-	1,904
2011	150,000	8.44	-	-	237

Physical Purchases
2Q 2009	322,995	9.44	46,874	0.32	(1,770)
3Q 2009	250,995	9.56	46,752	0.32	(1,338)
4Q 2009	228,665	9.60	15,584	0.32	(1,035)
2010	665,000	9.14	-	-	(2,024)
2011	150,000	8.61	-	-	(251)
Total Natural Gas					$(410)

Oil and Gas Well Drilling

Oil and gas well drilling operations revenue was $0.2 million for first quarter 2009 compared to $3.1 million for first quarter 2008.  The decrease is due to our decision, as announced in January 2008, not to sponsor a drilling partnership in 2008.  In August 2007, we completed our only sponsored drilling partnership offering in 2007.  Drilling for the partnership commenced during the third quarter of 2007, with the majority of the revenue being recognized in 2008.  Currently, we do not plan to sponsor a drilling partnership in 2009 or in the foreseeable future.

Index

Other Costs and Expenses

Exploration Expense.

The following table sets forth the major components of exploration expense.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Amortization and impairment of unproved properties	$614	$442
Exploratory dry holes	832	1,100
Geological and geophysical costs	253	846
Operating and other (1)	3,944	1,895
Total exploration expense	$5,643	$4,283

_______________
(1)	2009 includes $0.7 million related to tubular inventory impairments and $0.9 million for demobilization of drilling rigs in the Piceance Basin.

General and Administrative Expense.

General and administrative expense increased to $12.1 million for first quarter 2009 from $9.8 million for first quarter 2008.  However, on a per Mcfe basis, general and administrative expenses declined to $1.08 per Mcfe for first quarter 2009 from $1.16 per Mcfe for first quarter 2008.  The increase for first quarter 2009 is primarily related to increased staffing and related payroll benefits of $2 million, the expensing of previously capitalized acquisitions costs of $1.5 million pursuant to the adoption of a new accounting standard, increased stock-based compensation costs of $1 million and increased office space and related rent of $0.4 million.  General and administrative expense for first quarter 2008 includes $3.2 million in payroll and payroll related expenses, including $1.1 million in acceleration of stock-based compensation expense, relating to a separation agreement with our former president.  See Note 2, Recent Accounting Standards, to the accompanying condensed consolidated financial statements.

Depreciation, Depletion, and Amortization.

DD&A expense includes depreciation and amortization expense related to non-oil and natural gas properties as well as oil and natural gas properties.  DD&A expense for non-oil and natural gas properties was $2 million for first quarter 2009 compared to $1.4 million for first quarter 2008.  DD&A expense related to oil and natural gas properties is directly related to reserves and production volumes.  DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves.  These reserves are priced at the price of oil and natural gas as of December 31 each year.  If prices increase, the corresponding volume of oil and gas reserves will increase, resulting in decreases in the rate of DD&A per unit of production.  If prices decrease, as they did from 2008 to 2009, volumes of oil and gas reserves will decrease resulting in increases in the rate of DD&A per unit of production.  The cost to acquire acreage, drill, complete and equip new wells has risen significantly over the past five years and is a major contributing factor, as well as our 2008 reduction in proved developed reserves, for the increased DD&A rate in the table below:

	Three Months Ended March 31,
	2009	2008
	(per Mcfe)

Rocky Mountain Region:
Wattenberg Field	$4.08	$3.37
Piceance Basin	2.36	1.81
NECO	1.81	1.29

Appalachian Basin	1.86	1.47
Michigan Basin	1.49	1.30

Index

Non-Operating Income/Expense

Interest Income.  The decrease in our interest income for first quarter 2009 compared to first quarter 2008 was the result of lower interest bearing cash balances and lower interest rates.

Interest Expense.  The increase in our interest expense for first quarter 2009 was primarily due to significantly higher average outstanding balances of our credit facility and our 12% senior notes offset in part by lower average interest rates on our bank credit facility.  Interest expense is net of capitalized interest.  Interest costs capitalized in first quarter 2009 were unchanged from $0.6 million for first quarter 2008.  We have historically utilized our daily cash balances to reduce our line of credit borrowings, thereby lowering our interest costs.

Provision for Income Taxes

The effective income tax rate, including the effect of discrete items and applicable $1.6 million tax benefit limitation, for first quarter 2009 was 41.3% compared to 37.1% for first quarter 2008.  The current period rate is reflective of the tax benefit from our percentage depletion deduction adding to the limited tax benefit of our current period net operating loss recorded at our statutory tax rate.

Liquidity and Capital Resources

Cash flows from operations and our bank credit facility are the primary sources of liquidity for us to satisfy our operating expenses and fund our capital expenditures.  We had $152.5 million of available borrowing capacity under our $375 million bank credit facility as of March 31, 2009.  Cash provided by operating activities was $35.9 million for first quarter 2009 compared to $48.8 million for first quarter 2008.  The $12.9 million decrease in first quarter 2009 was primarily due to the timing of the payment of accounts payable obligations and capital spending.  Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding non-cash items which are primarily depreciation, depletion and amortization and unrealized gains and losses on derivative transactions.  See the discussion under Results of Operations above.  Cash flows used in investing activities, primarily drilling capital expenditures, increased $9.5 million, or 14.8%, from $64.1 million for first quarter 2008 to $73.6 million in first quarter 2009.  Cash flows provided from financing activities increased $71.1 million from a $43.2 million use of cash to $27.9 million source of cash for first quarter 2009 and 2008, respectively.  This increase was primarily due to increased net borrowing to fund operating activities and capital expenditures.

Changes in market prices for oil and natural gas, our ability to increase production, the impact of realized gains and losses on our oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of our cash flows from operations.  Oil and natural gas sales for first quarter 2009 were approximately 44.5% lower than first quarter 2008, resulting from a 55.1% decrease in average oil and natural gas prices offset in part by a 31.5% increase in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that would be generated, we have oil and natural gas derivative positions in place, as of the date of this filing, covering 57.5% of our expected oil production and 62.2% of our expected natural gas production for the remainder of 2009, at average prices of $90.52 per Bbl and $6.83 per Mcf, respectively.  These contracts reduce the impact of price changes for a substantial portion of our 2009 cash from operations.

Our primary use of funds is for capital expenditures.  As a result of the current unstable conditions in the commodity and financial markets, we have significantly reduced our planned 2009 capital expenditures to a range of $108 million to $120 million which represents an approximate 65% decrease from our 2008 capital expenditures.  With this reduction, we estimate our 2009 production will increase by approximately 10% to 14% over 2008 in part due to increased production from wells drilled in the latter part of 2008.  We believe, based on the current commodity price environment, our cash flows from operations will fund our reduced 2009 capital spending program.  We expect to manage capital expenditures within our cash flows from operations for the foreseeable future until commodity prices and capital markets are more favorable.  In order to continue to maintain or grow our production, we would need to commit greater amounts of capital in 2010 and beyond.  If capital is not available or is constrained in the future, we will be limited to our cash flows from operations and liquidity under our credit facility as the sources of funding for our capital expenditures.  Oil and gas produced from our existing properties declines rapidly in the first two years of production.  We could not maintain our current level of oil and gas production and cash flows from operations if capital markets and commodity prices remain in their current depressed state for a prolonged period beyond 2009, which would have a material negative impact on our operations in 2010 and beyond.

We considered the possibility of reduced available liquidity in planning our 2009 drilling program and believe we will have adequate cash flows from operations during the year to execute our planned capital expenditures without drawing additional funds from our credit facility.  Currently, we operate approximately 95% of our properties, allowing us to control the pace of substantially all of our planned capital expenditures.  Consequently, a substantial portion of our planned capital expenditures for 2009 and beyond could be deferred if market conditions worsen.

Index

In addition to deferring capital expenditures to reduce borrowings under our credit facility, other sources of liquidity include the fair value of our oil and natural gas derivative positions, excluding the derivative positions allocated to our affiliated partnerships, of $104.5 million as well as our available cash balance which was $41.1 million as of March 31, 2009.

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

We increased our borrowing base in July 2008, and again in November 2008, to $300 million and $375 million respectively.  The increases were driven primarily by increases in proved producing reserves from drilling operations.  While we have continued to add producing reserves since our November 2008 redetermination, we believe the significant decrease in commodity prices and turmoil in the credit markets could have a negative impact on our April borrowing base redetermination, which will be sized based upon a quantification of our reserves as of December 31, 2008.  In April 2009, we commenced the biannual redetermination of our borrowing base.  Additionally, as our credit facility matures in November 2010 and with the intent to renew our credit facility prior to November 2009, we have requested an extension and renewal of the credit facility for a three year term and have requested certain adjustments to the terms and conditions of the facility.  We currently expect to complete the facility renewal and extension in second quarter 2009.  Further, costs of capital have increased since we last amended our credit facility and we expect interest and commitment fees under a new facility to be higher than in our current credit facility.  See Note 6, Long Term Debt, to the accompanying condensed consolidated financial statements.  At March 31, 2009, we had $152.5 million available for borrowing under our $375 million credit facility.  While we expect our borrowing base to be reduced as a result of the significant decrease in year end 2008 commodity prices and our pending semi-annual redetermination, we believe that producing reserves added since our last redetermination and our oil and natural gas derivative positions in place could mitigate the risk of a significant decrease in our borrowing base in 2009.  We also believe that while costs of capital have increased for credit facilities like ours, the impact of an increase in interest and commitment fees on our outstanding balance and commitments will not have a material adverse effect on our liquidity for the next year.  If economic conditions deteriorate further in 2009 and 2010, our ability to renew our credit facility and provide adequate liquidity to continue our drilling programs could be negatively impacted in 2010 and beyond.  There is no assurance that we will successfully renew our credit facility as expected, if at all, or that all of the lenders in our credit facility will participate in the renewal; further, there is no assurance that our borrowing base will not be reduced from its current level as a result of the renewal.  Furthermore, if we fail to extend our credit facility term by November 1, 2009, our then outstanding borrowings would be reclassified as a current liability.

We are subject to quarterly financial debt covenants on our bank credit facility.  Our key credit facility debt covenants require that we maintain: 1) total debt of less than 3.75 times earnings before interest, taxes, depreciation, amortization and capital expenditures (“EBITDAX”) and 2) an adjusted working capital ratio of at least 1.0 to 1.0.  Our adjusted working capital ratio is calculated by reducing our current assets and liabilities by any impact of recording the fair value of our oil and gas derivative instruments and adding our available borrowings on our bank credit facilities to our current assets.  In addition, the impact of any current portion of our debt is eliminated from the current liabilities.  Therefore, any change in our available borrowings under our credit facility impacts our working capital ratio.  We were in compliance with all debt covenants at March 31, 2009.

We believe we have sufficient liquidity and capital resources to conduct our business and remain compliant with our debt covenants throughout the next year based upon our 2009 and 2010 cash flow projections, anticipated capital requirements, the discretionary nature of our capital expenditures and available capacity under our bank credit facility.  While current conditions in the financial markets are extremely difficult and illiquid, we have no current plans or requirements to raise capital through these markets.  However, we cannot predict with any certainty the impact to our future business of any continued uncertainty or further deterioration in the financial markets.  We will continue to closely monitor our liquidity and the credit markets and may choose to access them opportunistically should conditions and capital market liquidity improve.

Index

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

See Part I, Item 3, Quantitative and Qualitative Disclosure about Market Risk, for our discussion of credit risk.

2009 Outlook

We currently estimate that our 2009 production will be approximately 42.5 Bcfe to 44 Bcfe or a 10% to 14% increase over our 2008 production of 38.7 Bcfe.  Our 2009 capital budget of $108 million to $120 million represents an approximate 65% decrease compared to 2008.  We selected this level of spending with the goal of remaining debt neutral to help maintain adequate liquidity during 2009.  We realize that oil and gas prices may vary considerably from our projections.  We use oil and natural gas derivatives contracts in order to reduce the effects of volatile commodity prices.  As of March 31, 2009, we had oil and natural gas hedges in place covering 57.5% of our expected oil production and 62.2% of our expected natural gas production for the remainder of 2009.

Our current 2009 drilling plans continue to be focused primarily in the Rocky Mountain Region.  We plan to drill approximately 105 gross wells to 155 gross wells in the Rocky Mountain Region and the Appalachian Basin.  Exclusive of exploratory wells, through March 31, 2009, we have drilled 24 gross wells compared to 92 gross wells for the same period last year.  We are currently evaluating the exploration potential of the Marcellus Formation in the Appalachian Basin.  Through a combination of lease, farmout and wellbore ownership, we operate over 2,100 wells within the Marcellus “Fairway” area.  As of March 31, 2009, we have drilled four Marcellus wells, two of which are in line, and five additional vertical tests are planned in 2009.

Due to the continued decline in natural gas prices, in early 2009, we temporarily ceased all of our drilling operations in the Piceance Basin, resulting in the demobilization of the three contracted drilling rigs in this area.  Should natural gas prices change materially from the projected levels, we will reevaluate our drilling options.

Contractual Obligations and Contingent Commitments

The table below sets forth our contractual obligations and contingent commitments as of March 31, 2009:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations and Contingent Commitments	Total	1 year	years	years	5 years
	(in thousands)
Long term liabilities reflected on the condensed consolidated balance sheet (1)
Long-Term Debt	$422,939	$-	$222,500	$-	$200,439
Asset retirement obligations	23,962	50	100	100	23,712
Derivative contracts (2)	33,839	1,976	19,069	12,794	-
Derivative contracts - Partnerships (3)	7,465	2,024	5,441	-	-
Production tax liability	44,692	17,830	26,862	-	-
Other liabilities (4)	7,478	239	990	990	5,259
	540,375	22,119	274,962	13,884	229,410

Commitments, contingencies and other arrangements (5)
Interest on long-term debt(6)	232,224	34,413	54,696	48,720	94,395
Operating leases	8,519	1,963	3,371	1,726	1,459
Rig commitments (7)	12,238	10,254	1,984	-	-
Drilling commitments(8)	1,800	-	-	-	1,800
Firm transportation and processing agreements (9)	204,184	4,549	37,311	70,793	91,531
Other	750	125	250	250	125
	459,715	51,304	97,612	121,489	189,310

Total	$1,000,090	$73,423	$372,574	$135,373	$418,720

Index

(1)
Table does not include deferred income tax obligations to taxing authorities of $155 million as of March 31, 2009, due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(2)
Represents our gross liability related to the fair value of derivative positions, including the fair value of derivative contracts we entered into on behalf of our affiliated partnerships as the managing general partner.  We have a related receivable from the partnerships of $10.6 million as of March 31, 2009.

(3)	Represents our affiliated partnerships’ allocated portion of the fair value of our gross derivative assets as of March 31, 2009.
(4)	Includes funds held from revenue distribution to third party investors for plugging liabilities related to wells we operate and deferred officer compensation.
(5)
Table does not include maximum annual repurchase obligations to investing partners of $15.7 million as of March 31, 2009, due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(6)
Amounts presented for long term debt consist of amounts related to our 12% senior notes and our outstanding credit facility. The interest on long term debt includes $216.2 million payable to the holders of our 12% senior notes and $16 million related to our outstanding balance of $222.5 million on our credit facility as of March 31, 2009, based on an imputed interest rate of 4.5%.

(7)
Drilling rig commitments in the above table reflect our maximum obligation for the services of two drilling rigs and does not include potential future increases to daily rates as provided for in the agreements as such increases are not predictable and are only included in the above obligation table upon notification to us by the contractor of an increase in the rate. Further, this commitment includes $3.2 million related to a rig sublet to a third party and remains our obligation should the third party default on terms of the sublet agreement.

(8)	See Note 8, Commitments and Contingencies – Drilling and Development Agreements, to our accompanying condensed consolidated financial statements.
(9)
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

For information regarding our legal proceedings, see Note 8, Commitments and Contingencies – Litigation, to our accompanying condensed consolidated financial statements included in this report.  From time to time we are a party to various other legal proceedings in the ordinary course of business.  We are not currently a party to any litigation that we believe would have a materially adverse affect on our business, financial condition, results of operations, or liquidity.

Drilling Activity

The following table summarizes our development and exploratory drilling activity for first quarter 2009 and 2008.  There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.  Productive wells consist of producing wells and wells capable of commercial production.

	Drilling Activity
	Three Months Ended March 31,
	2009		2008
	Gross	Net	Gross	Net

Development
Productive (1)	23.0	21.4	92.0	58.8
Dry	1.0	0.5	-	-
Total development	24.0	21.9	92.0	58.8

Exploratory
Productive (1)	-	-	-	-
Dry	-	-	2.0	2.0
Pending determination	4.0	3.0	7.0	7.0
Total exploratory	4.0	3.0	9.0	9.0
Total Drilling Activity	28.0	24.9	101.0	67.8

Index
__________
(1)	As of March 31, 2009, a total of 51 productive wells, 18 drilled in 2009 and 33 drilled in 2008, were waiting to be fractured and/or for gas pipeline connection.

The following table sets forth the wells we drilled by operating area during the periods indicated.

	Three Months Ended March 31,
	2009		2008
	Gross	Net	Gross	Net
Rocky Mountain Region:
Wattenberg	18.0	17.9	45.0	21.7
Piceance	1.0	1.0	21.0	13.4
NECO	5.0	2.5	29.0	26.6
North Dakota	1.0	0.5	-	-
Total Rocky Mountain Region	25.0	21.9	95.0	61.8
Appalachian Basin	3.0	3.0	5.0	5.0
Fort Worth Basin	-	-	1.0	1.0
Total	28.0	24.9	101.0	67.8

Commitments and Contingencies

See Note 8, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.

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

We believe that our accounting policies for revenue recognition, derivatives instruments, oil and gas properties, deferred income tax asset valuation and purchase accounting are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.  There have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

We are exposed to market risks associated with interest rates, commodity prices and credit exposure.  Management has established risk management processes to monitor and manage these market risks.

Interest Rate Risk

We are exposed to risk resulting from changes in interest rates primarily as it relates to interest we earn on our deposit accounts, including cash, cash equivalents and designated cash, current and noncurrent, and interest we pay on borrowings under our revolving credit facility.  Our interest-bearing deposit accounts include money market accounts, certificates of deposit and checking and savings accounts with various banks.  The amount of our interest-bearing cash and cash equivalents as of March 31, 2009, is $59.3 million with an average interest rate of 1.5%.

Index

Commodity Price Risk

See Note 4, Derivative Financial Instruments, to the accompanying condensed consolidated financial statements included in this report for additional disclosure regarding our derivative financial instruments including, but not limited to, the accounting for our derivative financial instruments and a summary of our open derivative positions as of March 31, 2009.

We are exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to our oil and natural gas sales and natural gas marketing segments.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  We employ established policies and procedures to manage the risks associated with these market fluctuations using derivative instruments.  Our policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

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

Economic Hedging Strategies.  Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative contracts.  As of March 31, 2009, our derivative instruments consisted of natural gas collars and swaps, oil swaps and basis protection swaps.

•
For swap instruments, if the market price is below the fixed contract price, we receive the market price from the purchaser and receive the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, we receive the market price from the purchaser and pay the difference between the market price and the fixed contract price to the counterparty.

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

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price falls below the fixed put strike price, we receive the market price from the purchaser and receive the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, we receive the market price from the purchaser and pay the difference between the call strike price and market price to the counterparty.  If the market price is between the put and call strike price, no payments are due to or from the counterparty.

For our oil and gas sales activities, we set collars and swaps for our own and affiliated partnerships’ production to protect against price declines in future periods.  For our natural gas marketing activities, we enter into fixed-price physical purchase and sale agreements that are derivative contracts.  In order to offset these fixed-price physical derivatives, we enter into financial derivative instruments that have the effect of locking in the prices we will receive or pay for the same volumes and period, offsetting the physical derivative.  While these derivatives are structured to reduce our exposure to changes in price associated with the derivative commodity, they also limit the benefit we might otherwise have received from price changes in the physical market.  We believe our derivative instruments continue to be effective in achieving the risk management objectives for which they were intended.

Index

The following table presents monthly average NYMEX and CIG closing prices for oil and natural gas for first quarter 2009, and the year ended December 31, 2008, as well as average sales prices we realized for the respective commodity.

	Three Months	Year
	Ended	Ended
	March 31, 2009	December 31, 2008

Average Index Closing Prices
Natural Gas (per MMbtu)
CIG	$3.27	$6.22
NYMEX	4.89	9.04

Oil (per Barrel)
NYMEX	37.18	104.42

Average Sales Price
Natural Gas	3.23	6.98
Oil	37.77	89.77

Based on a sensitivity analysis as of March 31, 2009, it was estimated that a 10% increase in oil and natural gas prices, inclusive of basis, over the entire period for which we have derivatives then in place would have resulted in an decrease in fair value of $38.3 million and a 10% decrease in oil and natural gas prices would have resulted in an increase in fair value of $39 million.

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

Our derivative financial instruments expose us to the credit risk of nonperformance by the counterparty to the contracts.  These contracts consist of fixed price swaps, basis swaps and collars.  We primarily use three financial institutions, who are also major lenders in our credit facility agreement, as counterparties to our derivative contracts.  We have evaluated the credit risk of the counterparties holding our derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on our evaluation, we have determined that the impact of the nonperformance of our counterparties on the fair value of our derivative instruments is insignificant.   As of March 31, 2009, no valuation allowance was recorded.

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

Disclosure of Limitations

Because the information above included only those exposures that exist at March 31, 2009, it does not consider those exposures or positions which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates and commodity prices at the time.

Index

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during first quarter 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found in Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included in this report.

Item 1A.  Risk Factors

We face many risks.  Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A, Risk Factors, of our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.  There have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number
			Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs	or Programs

January 1 - 31, 2009	2,241	$24.07	-	-
February 1 - 28, 2009	768	13.20	-	-
March 1 - 31, 2009	1,056	10.40	-	-
	4,065	18.47

______________
(1) Pursuant to our stock-based compensation plans, shares purchased during the quarter represent purchases from our executives and employees for their payment of tax liabilities related to the vesting of securities.

Items 3, 4 and 5 have been omitted as there is nothing to report.

Index

Item 6.  Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1*	2009 Base Salary and Short-Term Incentive Compensation Terms for Executive Officers.	8-K	000-07246		03/05/2009

10.2*	2009 Long-Term Incentive Program for Executive Officers.	8-K	000-07246	10.1	03/05/2009

10.3*	Non-Employee Director Compensation for the 2009-2010 Term.	8-K	000-07246		03/05/2009

10.4*	2009 Short-Term Incentive Compensation Terms for Executive Officers.	8-K	000-07246		04/06/2009

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

__________
*Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Development Corporation
(Registrant)

Date: May 8, 2009	/s/ Richard W. McCullough
Richard W. McCullough
Chairman and Chief Executive Officer

/s/ Gysle R. Shellum
Gysle R. Shellum
Chief Financial Officer

/s/ R. Scott Meyers
R. Scott Meyers
Chief Accounting Officer