Form 10-Q
period 2009-09-30
PETROLEUM DEVELOPMENT CORP
filed 2009-11-05
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,224,897 shares of the Company's Common Stock ($.01 par value) were outstanding as of October 31, 2009.

PETROLEUM DEVELOPMENT CORPORATION

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Petroleum Development Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008*
Assets
Current assets:
Cash and cash equivalents	$22,140	$50,950
Restricted cash	2,530	19,030
Accounts receivable, net	40,392	69,688
Accounts receivable affiliates	6,870	16,742
Inventory	886	4,310
Fair value of derivatives	69,112	116,881
Prepaid expenses and other assets	9,449	14,836
Total current assets	151,379	292,437
Properties and equipment, net	1,017,519	1,033,078
Fair value of derivatives	9,106	47,155
Accounts receivable affiliates	14,359	1,605
Other assets	31,791	28,429
Total Assets	$1,224,154	$1,402,704

Liabilities and Equity
Liabilities
Current liabilities:
Accounts payable	$31,601	$90,532
Accounts payable affiliates	18,419	40,540
Production tax liability	22,149	18,226
Fair value of derivatives	17,045	4,766
Funds held for future distribution	23,411	50,361
Deferred income taxes	2,665	28,355
Other accrued expenses	13,998	28,391
Total current liabilities	129,288	261,171
Long-term debt	351,584	394,867
Deferred income taxes	154,754	162,593
Asset retirement obligation	24,298	23,036
Fair value of derivatives	43,390	5,720
Accounts payable affiliates	1,383	10,136
Other liabilities	19,046	32,906
Total liabilities	723,743	890,429

COMMITMENTS AND CONTINGENT LIABILITIES

Equity
Shareholders' equity:
Preferred shares, par value $.01 per share; authorized 50,000,000 shares;issued: none	-	-
Common shares, par value $.01 per share; authorized 100,000,000 shares;issued: 19,231,330 shares in 2009 and 14,871,870 in 2008	192	149
Additional paid-in capital	57,516	5,818
Retained earnings	442,648	505,906
Treasury shares, at cost; 8,017 shares in 2009 and 7,066 in 2008	(308)	(292)
Total shareholders' equity	500,048	511,581
Noncontrolling interest in WWWV, LLC	363	694
Total equity	500,411	512,275
Total Liabilities and Equity	$1,224,154	$1,402,704

_______________
*Derived from audited 2008 balance sheet.

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Oil and gas sales	$44,006	$99,422	$125,306	$265,617
Sales from natural gas marketing	12,444	53,372	47,200	107,638
Oil and gas price risk management gain (loss), net	(13,813)	169,402	(13,414)	25,294
Well operations, pipeline income and other	2,563	3,376	8,349	8,203
Total revenues	45,200	325,572	167,441	406,752

Costs and expenses:
Oil and gas production and well operations cost	15,218	22,582	45,623	62,115
Cost of natural gas marketing	11,556	54,372	45,426	106,610
Exploration expense	6,586	10,212	15,362	17,962
General and administrative expense	9,627	8,106	36,505	27,160
Depreciation, depletion and amortization	32,277	28,645	100,465	71,881
Total costs and expenses	75,264	123,917	243,381	285,728

Gain on sale of leaseholds	-	-	120	-

Income (loss) from operations	(30,064)	201,655	(75,820)	121,024
Interest income	208	151	240	497
Interest expense	(9,221)	(7,817)	(27,024)	(19,143)

Income (loss) from continuing operations before income taxes	(39,077)	193,989	(102,604)	102,378
Provision (benefit) for income taxes	(14,601)	67,834	(39,233)	34,647
Income (loss) from continuing operations	(24,476)	126,155	(63,371)	67,731
Income from discontinued operations, net of tax	-	741	113	4,525
Net income (loss)	$(24,476)	$126,896	$(63,258)	$72,256

Earnings (loss) per share
Basic
Continuing operations	$(1.44)	$8.54	$(4.08)	$4.59
Discontinued operations	-	0.05	0.01	0.31
Net income (loss)	$(1.44)	$8.59	$(4.07)	$4.90
Diluted
Continuing operations	$(1.44)	$8.50	$(4.08)	$4.56
Discontinued operations	-	0.05	0.01	0.30
Net income (loss)	$(1.44)	$8.55	$(4.07)	$4.86

Weighted average common shares outstanding
Basic	16,962	14,767	15,530	14,749
Diluted	16,962	14,835	15,530	14,858

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(63,258)	$72,256
Adjustments to net income (loss) to reconcile to cash provided by operating activities:
Deferred income taxes	(33,529)	45,390
Depreciation, depletion and amortization	100,465	71,881
Exploratory dry hole costs	1,078	5,038
Amortization and impairment of unproved properties	4,760	3,492
Unrealized (gain) loss on derivative transactions	95,735	(45,371)
Other	9,455	6,017
Changes in assets and liabilities	(14,735)	(54,911)
Net cash provided by operating activities	99,971	103,792

Cash flows from investing activities:
Capital expenditures	(124,821)	(219,273)
Other	378	121
Net cash used in investing activities	(124,443)	(219,152)

Cash flows from financing activities:
Proceeds from credit facility	226,000	339,500
Repayment of credit facility	(269,500)	(452,500)
Proceeds from senior notes	-	200,101
Payment of debt issuance costs	(8,980)	(5,308)
Proceeds from sale of equity	48,454	-
Proceeds from exercise of stock options	-	605
Excess tax benefits from stock based compensation	-	1,136
Purchase of treasury shares	(312)	(5,521)
Net cash provided by (used in) financing activities	(4,338)	78,013

Net decrease in cash and cash equivalents	(28,810)	(37,347)
Cash and cash equivalents, beginning of period	50,950	84,751
Cash and cash equivalents, end of period	$22,140	$47,404

Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$30,155	$16,904
Income taxes, net of refunds	(3,522)	100
Non-cash investing activities:
Change in accounts payable related to purchases of properties and equipment	(36,383)	6,481
Change in asset retirement obligation, with a corresponding increase to oil and gas properties, net of disposals	260	631

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Condensed Consolidated Statements of Equity
(unaudited; in thousands, except share data)

	September 30, 2009	September 30, 2008
Common shares, par value $.01 per share - shares issued:
Shares at beginning of period	14,871,870	14,907,679
Adjust prior conversion of predecessor shares	-	100
Shares issued pursuant to equity sale	4,312,500	-
Exercise of stock options	-	19,699
Issuance of stock awards, net of forfeitures	65,459	15,996
Retirement of treasury shares	(18,499)	(82,175)
Shares at end of period	19,231,330	14,861,299
Treasury shares:
Shares at beginning of period	(7,066)	(5,894)
Purchase of treasury shares	(18,499)	(82,175)
Retirement of treasury shares	18,499	82,175
Non-employee directors' deferred compensation plan	(951)	(666)
Shares at end of period	(8,017)	(6,560)
Common shares outstanding	19,223,313	14,854,739

Equity:
Shareholders' equity
Preferred shares, $.01 par:
Balance at beginning and end of period	$-	$-
Common shares
Balance at beginning of period	149	149
Shares issued pursuant to equity sale	43	-
Balance at end of period	192	149
Additional paid-in capital:
Balance at beginning of period	5,818	2,559
Proceeds from sale of equity	48,411	-
Exercise of stock options	-	604
Stock based compensation expense	4,901	5,239
Retirement of treasury shares	(312)	(5,073)
Tax benefit (detriment) of stock based compensation	(1,302)	1,136
Balance at end of period	57,516	4,465
Retained earnings:
Balance at beginning of period	505,906	393,044
Retirement of treasury shares	-	(447)
Net income (loss)	(63,258)	72,256
Balance at end of period	442,648	464,853
Treasury shares, at cost:
Balance at beginning of period	(292)	(226)
Purchase of treasury shares	(312)	(5,521)
Retirement of treasury shares	312	5,521
Non-employee directors' deferred compensation plan	(16)	(48)
Balance at end of period	(308)	(274)
Total shareholders' equity	500,048	469,193
Noncontrolling interest in WWWV, LLC
Balance at beginning of period	694	759
Net loss attributed to noncontrolling interest	(331)	(49)
Balance at end of period	363	710
Total noncontrolling interest	363	710
Total Equity	$500,411	$469,903

See accompanying notes to condensed consolidated financial statements.

Index

Petroleum Development Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)

1.  GENERAL

Petroleum Development Corporation ("PDC"), together with our consolidated entities (the "Company," "we," "our" or "us"), is an independent energy company engaged primarily in the exploration, development, production and marketing of oil and natural gas.  Since we began oil and natural gas operations in 1969, we have grown primarily through exploration and development activities, the acquisition of producing oil and natural gas wells and natural gas marketing.

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

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the periods presented.  The results of operations for the nine months ended September 30, 2009, and the cash flows for the same period, are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009 ("2008 Form 10-K").

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications are directly related to the presentation of our oil and gas well drilling operations as discontinued operations and to the adoption of disclosure and accounting changes related to noncontrolling interest in a subsidiary.  The reclassifications had no impact on previously reported net earnings, earnings per share or equity.  See Notes 2 and 11 for additional information regarding these reclassifications.

2.  RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification™ (the “Codification”) thereby establishing the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  Effective July 1, 2009, we adopted the Codification.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification did not have a material impact on our accompanying condensed consolidated financial statements.

Index

Subsequent Events

In May 2009, the FASB issued changes regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Specifically, the guidance sets forth the period after the balance sheet date during which our management should evaluate events or transactions that may occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements, and the disclosures that we should make about events or transactions that occurred after our balance sheet date.  We adopted the guidance as of June 30, 2009.  See Note 14, Subsequent Events.

Business Combinations

In December 2007, the FASB issued changes regarding the accounting for business combinations.  The changes require:

•	an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values;
•	disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination; and
•	acquisition-related costs be expensed as incurred.

The changes also amend the accounting for income taxes to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  Further, the changes amend the accounting for income taxes to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.

In April 2009, the FASB again issued changes to the accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from contingencies and require:

•
an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise, the asset or liability should be recognized at the acquisition date if certain defined criteria are met;

•	contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value;
•
subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and

•	disclosures of the amounts and measurements basis of such assets and liabilities and the nature of the contingencies.

The changes above became effective for acquisitions completed on or after January 1, 2009; however, the income tax changes became effective as of that date for all acquisitions, regardless of the acquisition date.  We adopted these changes effective January 1, 2009, for which they will be applied prospectively in our accounting for future acquisitions, if any.  Upon adoption, we recorded a charge of $1.5 million to general and administrative expense related to acquisition costs deferred at December 31, 2008.

Consolidation – Noncontrolling Interest in a Subsidiary

In December 2007, the FASB issued changes regarding the nature and classification of the noncontrolling interest in a subsidiary in the consolidated financial statements.  The changes require the accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  Additionally, the changes establish reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  We adopted these changes effective January 1, 2009.  Upon adoption, we reclassified our noncontrolling interest in WWWV, LLC from the mezzanine section, between liabilities and equity, of the consolidated balance sheets, to a component of equity, separate from our shareholders’ equity.  Net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2009 and 2008, was immaterial and was recorded in depreciation, depletion and amortization (“DD&A”) in the accompanying condensed consolidated statements of operations.

Index

Fair Value Measurements and Disclosures

In February 2008, the FASB delayed by one year (to January 1, 2009) the fair value measurements and disclosure requirements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The January 1, 2009, adoption of the fair value measurements and disclosure requirements for our nonfinancial assets and liabilities did not have a material impact on our accompanying condensed consolidated financial statements.  See Note 3, Fair Value Measurements.

Derivatives and Hedging Disclosures

In March 2008, the FASB issued changes regarding the disclosure requirements for derivative instruments and hedging activities.  Pursuant to the changes, enhanced disclosures are required to provide information about (a) how and why we use derivative instruments, (b) how we account for our derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.  We adopted these changes effective January 1, 2009.  The adoption did not have a material impact on our accompanying condensed consolidated financial statements.  See Note 4, Derivative Financial Instruments.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures

In August 2009, the FASB issued changes regarding fair value measurements and disclosures to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes become effective for us on October 1, 2009.  We are evaluating the impact, if any, that these changes will have on our consolidated financial statements, related disclosure and management’s discussion and analysis.

Consolidation – Variable Interest Entities

In June 2009, the FASB issued changes surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and
•
the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, the entity is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  These changes are effective for our financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are evaluating the impact, if any, that the adoption of these changes will have on our consolidated financial statements, related disclosure and management’s discussion and analysis.

Modernization of Oil and Gas Reporting

In January 2009, the SEC published its final rule regarding the modernization of oil and gas reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves.  The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period.  The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules.  The revised reporting and disclosure requirements are effective for our Form 10-K for the year ending December 31, 2009.  Early adoption is not permitted.  We are evaluating the impact that adoption of this final rule will have on our consolidated financial statements, related disclosure and management’s discussion and analysis.

Index

3.  FAIR VALUE MEASUREMENTS

Determination of Fair Value.  Our fair value measurements are estimated pursuant to a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

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

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are our commodity derivative instruments for Colorado Interstate Gas (“CIG”) and Panhandle Eastern Pipeline (“PEPL”)-based natural gas swaps, oil swaps, oil and natural gas collars, and physical sales and purchases and our natural gas basis protection derivative instruments.

Derivative Financial Instruments.  We measure the fair value of our derivative instruments based upon quoted market prices, where available.  Our valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  Our valuation determination also gives consideration to nonperformance risk on our own liabilities as well as the credit standing of our counterparties.  We primarily use two financial institutions, who are also major lenders in our credit facility agreement, as counterparties to our derivative contracts.  We have evaluated the credit risk of the counterparties holding our derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on our evaluation, we have determined that the impact of the nonperformance of our counterparties on the fair value of our derivative instruments is insignificant.  As of September 30, 2009, no adjustment for credit risk was recorded.  Furthermore, while we believe these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

The following table presents, by hierarchy level, our derivative financial instruments, including both current and non-current portions, measured at fair value as of December 31, 2008, and September 30, 2009.

	Level 1	Level 3	Total
	(in thousands)
As of December 31, 2008
Assets:
Commodity based derivatives	$19,359	$144,644	$164,003
Basis protection derivative contracts	-	33	33
Total assets	19,359	144,677	164,036
Liabilities:
Commodity based derivatives	(658)	(5,490)	(6,148)
Basis protection derivative contracts	-	(4,338)	(4,338)
Total liabilities	(658)	(9,828)	(10,486)
Net assets	$18,701	$134,849	$153,550
As of September 30, 2009
Assets:
Commodity based derivatives	$13,199	$64,954	$78,153
Basis protection derivative contracts	-	65	65
Total assets	13,199	65,019	78,218
Liabilities:
Commodity based derivatives	(5,653)	(6,501)	(12,154)
Basis protection derivative contracts	-	(48,281)	(48,281)
Total liabilities	(5,653)	(54,782)	(60,435)
Net assets	$7,546	$10,237	$17,783

The following table presents the changes in our Level 3 derivative financial instruments measured on a recurring basis.

(in thousands)

Fair value, net asset, as of December 31, 2008	$134,849
Changes in fair value included in statement of operations line item:
Oil and gas price risk management gain (loss), net	(16,540)
Sales from natural gas marketing	(365)
Cost of natural gas marketing	3,442
Changes in fair value included in balance sheet line item (1):
Accounts receivable affiliates	(15,858)
Accounts payable affiliates	(22,125)
Settlements
Oil and gas sales	(73,198)
Natural gas marketing	32
Fair value, net asset, as of September 30, 2009	$10,237

Changes in unrealized gains (losses) relating to assets (liabilities) still held as of September 30, 2009, included in statement of operations line item:
Oil and gas price risk management gain (loss), net	$(31,123)
Sales from natural gas marketing	69
Cost of natural gas marketing	(1,209)
$(32,263)

(1)	Represents the change in fair value related to derivative instruments entered into by us and allocated to our affiliated partnerships.

See Note 4, Derivative Financial Instruments, for additional disclosure related to our derivative financial instruments.

Index

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

The portion of our long-term debt related to our credit facility approximates fair value due to the variable nature of its related interest rate.  We have not elected to account for the portion of our long-term debt related to our senior notes under the fair value option; however, we estimate the fair value of this portion of our long-term debt to be $201.5 million or 99.25% of par value as of September 30, 2009.  We determined this valuation based upon measurements of trading activity and quotes provided by brokers and traders participating in the trading of the securities.

We assess our oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which we reasonably estimate the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to our reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of our oil and gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  See Note 5, Properties and Equipment, for a discussion related to an impairment loss recorded during the three and nine months ended September 30, 2009, on certain leases in our North Dakota acreage.

We account for asset retirement obligations by recording the estimated fair value of our plugging and abandonment obligations when incurred, which is when the well is completely drilled.  We estimate the fair value of our plugging and abandonment obligations based on a discounted cash flows analysis.  Upon initial recognition of an asset retirement obligation, we increase the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the liabilities are accreted for the change in their present value, through charges to oil and gas production and well operations costs.  The initial capitalized costs are depleted based on the useful lives of the related assets, through charges to DD&A.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 7, Asset Retirement Obligations, for a reconciliation of changes in our asset retirement obligation for the nine months ended September 30, 2009.

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

Included in the fair value of derivative assets and liabilities on our accompanying condensed consolidated balance sheets are the portion of derivative instruments entered into by us and allocated to our affiliated partnerships, as well as a corresponding offsetting payable to and receivable from the partnerships, respectively.  As positions allocated to our affiliated partnerships settle, the realized gains and losses are netted for distribution.  Net realized gains are paid to the partnerships and net realized losses are deducted from the partnerships’ cash distributions from production.  The affiliated partnerships bear their allocated share of counterparty risk.

We recognize all derivative instruments as either assets or liabilities on our accompanying condensed consolidated balance sheets at fair value.  We have elected not to designate any of our derivative instruments as hedges.  Accordingly, changes in the fair value of those derivative instruments allocated to us are recorded in our accompanying condensed consolidated statements of operations.  Changes in the fair value of derivative instruments related to our oil and gas sales activities are recorded in oil and gas price risk management, net.  Changes in the fair value of derivative instruments related to our natural gas marketing activities are recorded in sales from and cost of natural gas marketing.  Changes in the fair value of the derivative instruments allocated to our affiliated partnerships are recorded in accounts payable affiliates and accounts receivable affiliates in our accompanying condensed consolidated balance sheets.

Validation of a contract’s fair value is performed internally and while we use common industry practices to develop our valuation techniques, changes in our pricing methodologies or the underlying assumptions could result in significantly different fair values.  See Note 3, Fair Value Measurements, for a discussion of how we fair value our derivative instruments.

Index

As of September 30, 2009, we had derivative instruments in place for a portion of our anticipated production through 2012 for a total of 29,895,457 MMbtu of natural gas and 966,608 Bbls of crude oil.

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

As of September 30, 2009, our derivative instruments were comprised of commodity collars and swaps, basis protection swaps and physical sales and purchases.

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

Index

The following table summarizes the location and fair value amounts of our derivative instruments in the accompanying condensed consolidated balance sheets as of September 30, 2009, and December 31, 2008.

			Fair Value
Derivatives instruments not designated as hedges (1):		Balance sheet line item	September 30, 2009	December 31, 2008
			(in thousands)
Derivative Assets:	Current
	Commodity contracts
	Related to oil and gas sales	Fair value of derivatives	$66,070	$112,036
	Related to natural gas marketing	Fair value of derivatives	2,977	4,820
	Basis protection contracts
	Related to natural gas marketing	Fair value of derivatives	65	25
			69,112	116,881
	Non Current
	Commodity contracts
	Related to oil and gas sales	Fair value of derivatives	7,822	45,971
	Related to natural gas marketing	Fair value of derivatives	1,283	1,176
	Basis protection contracts
	Related to natural gas marketing	Fair value of derivatives	1	8
			9,106	47,155
Total Derivative Assets (2)			$78,218	$164,036

Derivative Liabilities:	Current
	Commodity contracts
	Related to oil and gas sales	Fair value of derivatives	$(4,356)	$-
	Related to natural gas marketing	Fair value of derivatives	(2,968)	(4,720)
	Basis protection contracts
	Related to oil and gas sales	Fair value of derivatives	(9,714)	-
	Related to natural gas marketing	Fair value of derivatives	(7)	(46)
			(17,045)	(4,766)
	Non Current
	Commodity contracts
	Related to oil and gas sales	Fair value of derivatives	(3,739)	-
	Related to natural gas marketing	Fair value of derivatives	(1,091)	(1,428)
	Basis protection contracts
	Related to oil and gas sales	Fair value of derivatives	(38,560)	(4,292)
			(43,390)	(5,720)
Total Derivative Liabilities (3)			$(60,435)	$(10,486)

__________
(1)	As of September 30, 2009, and December 31, 2008, none of our derivative instruments were designated as hedges.
(2)
Includes derivative positions that have been allocated to our affiliated partnerships; accordingly, our accompanying condensed consolidated balance sheets include a corresponding payable to our affiliated partnerships of $15 million and $37.5 million as of September 30, 2009, and December 31, 2008, respectively.

(3)
Includes derivative positions that have been allocated to our affiliated partnerships; accordingly, our accompanying condensed consolidated balance sheets include a corresponding receivable from our affiliated partnerships of $19.1 million and $1.6 million as of September 30, 2009, and December 31, 2008, respectively.

Index

The following table summarizes the impact of our derivative instruments on our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
	(in thousands)

Oil and gas price risk management gain (loss), net
Realized gains (losses)	$21,139	$685	$21,824	$(24,646)	$21,894	$(2,752)
Unrealized gains (losses)	(21,139)	(14,498)	(35,637)	24,646	147,508	172,154
Total oil and gas price risk management gain (loss), net (1)	$-	$(13,813)	$(13,813)	$-	$169,402	$169,402
Sales from natural gas marketing
Realized gains (losses)	$1,601	$3	$1,604	$(4,597)	$3,027	$(1,570)
Unrealized gains (losses)	(1,601)	(625)	(2,226)	4,597	13,427	18,024
Total sales from natural gas marketing(2)	$-	$(622)	$(622)	$-	$16,454	$16,454
Cost of natural gas marketing
Realized gains (losses)	$(1,568)	$1,338	$(230)	$4,946	$(4,945)	$1
Unrealized gains (losses)	1,568	1,322	2,890	(4,946)	(14,205)	(19,151)
Total cost of natural gas marketing(2)	$-	$2,660	$2,660	$-	$(19,150)	$(19,150)

	Nine Months Ended September 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and UnrealizedGains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
	(in thousands)

Oil and gas price risk management gain (loss), net
Realized gains (losses)	$62,548	$20,197	$82,745	$(436)	$(20,081)	$(20,517)
Unrealized gains (losses)	(62,548)	(33,611)	(96,159)	436	45,375	45,811
Total oil and gas price risk management gain (loss), net (1)	$-	$(13,414)	$(13,414)	$-	$25,294	$25,294
Sales from natural gas marketing
Realized gains (losses)	$4,244	$1,591	$5,835	$1,378	$(4,745)	$(3,367)
Unrealized gains (losses)	(4,244)	887	(3,357)	(1,378)	2,711	1,333
Total sales from natural gas marketing(2)	$-	$2,478	$2,478	$-	$(2,034)	$(2,034)
Cost of natural gas marketing
Realized gains (losses)	$(4,009)	$3,226	$(783)	$(878)	$997	$119
Unrealized gains (losses)	4,009	(228)	3,781	878	(2,651)	(1,773)
Total cost of natural gas marketing(2)	$-	$2,998	$2,998	$-	$(1,654)	$(1,654)

__________
(1) Represents realized and unrealized gains and losses on derivative instruments related to our oil and gas sales.
(2) Represents realized and unrealized gains and losses on derivative instruments related to our natural gas marketing.

Concentration of Credit Risk.  A significant portion of our liquidity is concentrated in derivative instruments that enable us to manage a portion of our exposure to price volatility from producing oil and natural gas.  These arrangements expose us to credit risk of nonperformance by our counterparties.  We primarily use two financial institutions, who are also major lenders in our credit facility agreement, as counterparties to our derivative contracts.  To date, we have had no counterparty default losses.

Index

The following table identifies our counterparty risk as of September 30, 2009.

Fair Value of Derivative Assets
Counterparty Name	September 30, 2009
(in thousands)

JPMorgan Chase Bank, N.A. (1)	$34,220
BNP Paribas (1)	42,195
Various (2)	1,803

Total	$78,218

__________
(1)           Major lender in our credit facility, see Note 6.
(2)           Represents a total of 44 counterparties, includes five lenders in our credit facility.

5.  PROPERTIES AND EQUIPMENT

	September 30, 2009	December 31, 2008
	(in thousands)
Properties and equipment, net:
Oil and gas properties (successful efforts method of accounting)
Proved	$1,324,405	$1,245,316
Unproved	32,131	32,768
Total oil and gas properties	1,356,536	1,278,084
Pipelines and related facilities	38,132	34,067
Transportation and other equipment	33,642	31,693
Land and buildings	14,383	14,570
Construction in progress	360	275
	1,443,053	1,358,689
Accumulated DD&A	(425,534)	(325,611)

	$1,017,519	$1,033,078

During the three and nine months ended September 30, 2009, we assessed certain leases in our North Dakota acreage for possible impairment as a result of a triggering event.  The event triggering the assessment was the termination of an exploration agreement with an unrelated third party, the determination that no future long-term exploration plan exists for this area and the engaging of an unrelated third party to market the property.  As a result of the impairment analysis, we recognized an impairment loss of $2.8 million.  The charge is included in exploration expense in the accompanying condensed consolidated statement of operations.

Index

Suspended Well Costs

The following table identifies the capitalized exploratory well costs that are pending determination of proved reserves and are included in properties and equipment in our accompanying condensed consolidated balance sheets.

	Amount	Number of Wells
	(in thousands)

Balance at December 31, 2008	$1,180	6
Additions to capitalized exploratory well costs pending the determination of proved reserves	7,219	6
Reclassifications to wells, facilities and equipment	(7,067)	(7)
Capitalized exploratory well costs charged to expense	(318)	(2)
Balance at September 30, 2009	$1,014	3

As of September 30, 2009, none of the three suspended wells awaiting the determination of proved reserves have been capitalized for a period greater than one year after the completion of drilling.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
	(in thousands)

Credit facility	$151,000	$194,500
12% Senior notes due 2018, net of discount of $2.4 million	200,584	200,367
Total long-term debt	$351,584	$394,867

Credit facility

We have a credit facility co-arranged by JPMorgan Chase Bank, N.A. ("JPMorgan") and BNP Paribas, dated as of November 4, 2005, as amended last on May 22, 2009 (“the Sixth Amendment”), with an aggregate revolving commitment of $350 million.  The credit facility, through a series of amendments, includes commitments from: Bank of America, N.A.; Calyon New York Branch; Bank of Montreal; Wachovia Bank, N.A.; The Royal Bank of Scotland plc; Bank of Oklahoma; Compass Bank; and The Bank of Nova Scotia.  The maximum allowable commitment under the current credit facility is $500 million.  The credit facility is subject to and secured by our oil and natural gas reserves.  The credit facility requires an aggregated security of a value no less than 80% of the value of the direct interests included in the borrowing base properties.  Our credit facility borrowing base is subject to size redeterminations each May and November based upon a quantification of our reserves at December 31st and June 30th, respectively; additionally, we or our lenders may request a redetermination upon the occurrence of certain events.  A commodity price deck reflective of the current and future commodity pricing environment, as determined by our lenders, is utilized to quantify our reserves used in the borrowing base calculation and thus determines the underlying borrowing base.  As of September 30, 2009, our aggregate revolving commitment was secured by substantially all of our oil and gas properties.

We are required to pay a commitment fee of .5% per annum on the unused portion of the activated credit facility.  Interest accrues at an alternative base rate ("ABR") or adjusted LIBOR at our discretion.  The ABR is the greater of JPMorgan's prime rate, a secondary market rate of a three-month certificate of deposit plus 1%, one month LIBOR plus 1% or the federal funds effective rate plus .5%.  ABR and adjusted LIBOR borrowings are assessed an additional margin spread based upon the outstanding balance as a percentage of the available balance.  ABR borrowings are assessed an additional margin of 1.375% to 2.375%.  Adjusted LIBOR borrowings are assessed an additional margin spread of 2.25% to 3.25%.  Pursuant to the Sixth Amendment, we paid $9 million in debt issuance costs; these costs were capitalized and will be amortized using the effective interest rate method over the three-year term of the credit facility.  No principal payments are required until the credit agreement expires on May 22, 2012, or in the event that the borrowing base would fall below the outstanding balance.

Index

The credit facility contains covenants customary for agreements of this type, including, but not limited to, limitations on our ability to: (a) incur additional indebtedness and guarantees, (b) create liens and other encumbrances on our assets, (c) consolidate, merge or sell assets, (d) pay dividends and other distributions, (e) make certain investments, loans and advances, (f) enter into sale/leaseback transactions, and (g) engage in hedging activities unless certain requirements are satisfied.  The credit facility also requires us to execute and deliver specified mortgages and other evidences of security and to deliver specified opinions of counsel and other evidences of title.  Further, we are required to comply with certain financial tests and maintain certain financial ratios on a quarterly basis. The financial tests and ratios include requirements to: (a) maintain a minimum ratio of consolidated current assets to consolidated current liabilities, or current ratio, as defined, of 1.00 to 1.00 and (b) not to exceed a maximum leverage ratio of 4.25 to 1.00 through December 31, 2010, 4.00 to 1.00 through June 30, 2011, and 3.75 to 1.00 thereafter.

In August 2009, we issued a $18.7 million irrevocable standby letter of credit in favor of a third party transportation service provider to secure the construction of certain additions and/or replacements to its facilities to provide firm transportation of the natural gas produced by us and others for whom we market their production in the West Virginia and Southwestern Pennsylvania areas.  The letter of credit reduces the amount of available funds under our credit facility by an equal amount.  We paid an issuance fee of 0.25% and will pay a quarterly maintenance fee equivalent to the spread over Eurodollar loans (2.5% per annum as of September 30, 2009) for the period the letter of credit remains outstanding.  The letter of credit expires on May 22, 2012.

As of September 30, 2009, we had drawn $151 million from our credit facility compared to $194.5 million as of December 31, 2008.  The borrowing rate on the outstanding balance was 4.1% as of September 30, 2009, compared to 4.6% as of December 31, 2008.  As of September 30, 2009, the available funds under our credit facility were $180.3 million.

See Note 14, Subsequent Events – Seventh Amendment to Credit Facility, for a discussion related to the reduction in our borrowing base as a result of the entering into a joint venture agreement.

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

The indenture governing the notes contains customary representations and warranties as well as typical restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (a) incur additional debt, (b) make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock, (c) sell assets, including capital stock of our restricted subsidiaries, (d) pay dividends or other payments by restricted subsidiaries, (e) create liens that secure debt, (f) enter into transactions with affiliates, and (g) merge or consolidate with another company.  Additionally, we are subject to two incurrence covenants: 1) earnings before interest, taxes, depreciation, amortization and capital expenditures (“EBITDAX”) of at least two times interest expense and 2) total debt of less than 4.0 times EBITDAX.  We were in compliance with all covenants as of September 30, 2009, and expect to remain in compliance throughout the next year.

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

Subject to specified exceptions, any subsidiary guarantor will be restricted from entering into certain transactions including the disposition of all or substantially all of its assets or merging with or into another entity.  Subsidiary guarantors may be released from a guarantee under circumstances specified in the indenture.  As of September 30, 2009, none of our subsidiaries were obligated as guarantors of our senior notes.

Index

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

The notes also provide that we may, at our option, redeem all or part of the notes at any time prior to February 15, 2013, at the make-whole price set forth in the indenture, and on or after February 15, 2013, at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption.  Further, the indenture provides that upon a change of control, we must give holders of the notes the opportunity to put their notes to us for repurchase at a repurchase price of 101% of the principal amount, plus accrued and unpaid interest.

7.  ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our working interest in oil and gas properties are as follows:

Amount
(in thousands)
Balance at December 31, 2008	$23,086
Obligations assumed with development activities and acquisitions	789
Accretion expense	1,009
Obligations discharged with disposal of properties and asset retirements	(26)
Revisions in estimated cash flows	(510)
Balance at September 30, 2009	24,348
Less current portion	(50)
Long-term portion	$24,298

8.  COMMITMENTS AND CONTINGENCIES

Drilling and Development Agreements.  In connection with the acquisition of oil and gas properties in October 2007 from an unaffiliated party, we are obligated to drill 100 wells on the acquired acreage in Pennsylvania by January 2016.  We will retain a majority interest in each well drilled.  For each well we fail to drill, we are obligated to pay to the seller liquidated damages of $25,000 per undrilled well for a total contingent obligation of $2.5 million or reassign to the seller the interest acquired in the number of undrilled well locations.  As of September 30, 2009, we have drilled 28 wells pursuant to this agreement.

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

Firm Transportation Agreements.  We have entered into contracts that provide firm transportation, sales and processing charges on pipeline systems through which we transport or sell our natural gas and the natural gas of other companies, working interest owners and our affiliated partnerships.  These contracts require us to pay these transportation and processing charges whether the required volumes are delivered or not.  As of September 30, 2009, based on a review of our drilling plans and volume projections, we may not meet a performance period volume requirement for one of our firm transportation agreements.  We are currently working with the third party to renegotiate the terms and timing of our volume requirements under this agreement.  We have not recorded a liability for this item as of September 30, 2009.

Index

The following table sets forth gross volume information related to our long-term firm sales, processing and transportation agreements for pipeline capacity.  These agreements require a demand charge whether volumes are delivered or not. We record in our financial statements only our share of costs based upon our working and net revenue interest in the wells.  If the volumes below are not met, we will bear all costs related to the volume shortfall.

	Volume (MMbtu)
Area	Fourth Quarter 2009	2010	2011	2012	2013	2014 Through Expiration	Expiration Date

Appalachian Basin (1)	158,620	803,900	591,300	4,106,120	10,993,800	94,965,560	August 2022
Grand Valley	-	21,598,788	31,874,191	32,583,997	32,930,072	113,463,080	May 2021
NECO	460,000	1,825,000	-	-	-	-	December 2010
NECO	460,000	1,825,000	1,825,000	1,825,000	1,825,000	5,475,000	December 2016

_____________
(1)
Contract is a precedent agreement and becomes effective when the planned pipeline is placed in service, estimated at this time to be 2012.  Contract is null and void if pipeline is not completed.  In August 2009, we issued a letter of credit related to this agreement, see Note 6.

Drilling Rig Contract.  In order to secure the services for drilling rigs, we have a commitment for the use of a drilling rig with a drilling contractor set to expire July 2010.  In January 2009, based on our decision to temporarily cease drilling operations in the Piceance Basin, we demobilized this drilling rig.  The commitment calls for a minimum of $4,000 daily for a specified amount of time if we cease to use the drilling rig and a maximum of $20,040 daily for a specified amount of time for daily use of the drilling rig.  As of September 30, 2009, we have an outstanding minimum commitment for $1.1 million and an outstanding maximum commitment for $5.5 million.

Litigation.

We are involved in various legal proceedings that we consider normal to our business. Although the results cannot be known with certainty, we believe that we have properly accrued reserves.

Colorado Royalty.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Company in the District Court, Weld County, Colorado alleging that we underpaid royalties on natural gas produced from wells operated by us in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  We removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Company, on behalf of itself and the partnerships for which the Company is the managing general partner.  Based on the settlement terms, the settlement amount payable by the Company is $5.8 million.  Such moneys, in addition to moneys related to the settlement on behalf of the partnerships, were deposited in an escrow account on November 3, 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.

West Virginia Royalty.  On January 21, 2009, a lawsuit was filed in West Virginia state court in Barbour County, styled Beymer v. Petroleum Development Corporation and Riley National Gas Company, CA No. 09-C-3 (“Beymer lawsuit”), alleging a class action on behalf of lessors for failure to properly pay royalties.  The allegations state that the Company improperly deducted certain charges and costs before applying the royalty percentage.  Punitive damages are requested in addition to breach of contract, tort, and fraud allegations.  On January 27, 2009, another suit was filed in West Virginia state court in Harrison County, styled Gobel v. Petroleum Development Corporation, CA No. 09-C-40, alleging a class action with allegations similar to those alleged in the Beymer lawsuit.  Both cases have been removed to federal court in the Northern District of West Virginia.  Mediation has been ordered on or before November 30, 2009.

Index

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

Partnership Repurchase Provision.  Substantially all of our drilling programs contain a repurchase provision where investing partners may request that we purchase their partnership units at any time beginning with the third anniversary of the first cash distribution.  The provision provides that we are obligated to purchase an aggregate of 10% of the initial subscriptions per calendar year (at a minimum price of four times the most recent 12 months' cash distributions from production), if repurchase is requested by investors, subject to our financial ability to do so.  As of September 30, 2009, the maximum annual repurchase obligation, based upon the minimum price described above, was approximately $11 million.  We believe we have adequate liquidity to meet this obligation.  For the nine months ended September 30, 2009, we paid $1.6 million under this provision for the purchase of partnership units.

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

In the event of death or disability, the executive is entitled to receive certain benefits.  For this purpose, the definition of “disability” corresponds to the definition under IRC 409A and the supporting treasury regulations.  The benefits shall be payable in a lump sum and shall be equal to the compensation and other benefits that would otherwise have been paid for a six-month period following the termination date plus a pro-rated portion of the performance bonus.

Index

Derivative Contracts.  We would be exposed to oil and natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to our derivative instruments or the counterparties to our gas marketing contracts not perform.  Nonperformance is not anticipated.  We have had no counterparty default losses.

Partnership Casualty Losses.  As Managing General Partner of 33 partnerships, we have liability for potential casualty losses in excess of the partnership assets and insurance.  We believe the casualty insurance coverage that we and our subcontractors carry is adequate to meet this potential liability.

9.  EQUITY

Sale of Equity Securities

In August 2009, we sold 4,312,500 shares of our common stock in an underwritten public offering at a price of $12.00 per share.  We used the net proceeds of $48.5 million to pay down our credit facility and for general corporate purposes.  The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on November 26, 2008, and declared effective on January 30, 2009.

Stock Based Compensation

We maintain equity compensation plans for officers, certain key employees and non-employee directors.  In accordance with the plans, awards may be issued in the form of stock options, stock appreciation rights, restricted stock, performance shares and performance units.  Through the date of this report, we have not issued any stock appreciation rights or performance units.

The following table provides a summary of the impact of our stock based compensation plans on the results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009 (1)	2008 (2)
	(in thousands)

Total stock-based compensation expense	$918	$2,293	$4,901	$5,239
Income tax benefit	(350)	(875)	(1,870)	(1,999)

Net income impact	$568	$1,418	$3,031	$3,240

______________
(1)	Includes $1.7 million related to a separation agreement with a former executive vice president and an agreement with our former chief executive officer.
(2)	Includes $2.2 million related to a separation agreement with our former president and an agreement with our former chief executive officer.

Stock Option Awards.  We have granted stock options pursuant to various stock compensation plans.  Outstanding options expire ten years from the date of grant and become exercisable ratably over a four year period.  There were no stock options awarded for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, pursuant to a separation agreement with a former executive vice president, we accelerated the vesting schedule for 1,094 options, all of which vested pursuant to the original terms of the awards.  For the nine months ended September 30, 2008, pursuant to a separation agreement with our former president and an agreement with our former chief executive officer, we modified options to purchase 9,905 shares by accelerating the vesting schedule, none of which would have vested pursuant to the original terms of the award.  The incremental change in fair value per share of the modified awards was immaterial.

Index

The following table provides a summary of our stock option award activity for the nine months ended September 30, 2009.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2008	18,351	$41.68	6.8

Forfeited	(8,045)	41.39

Outstanding at September 30, 2009	10,306	41.90	6.3

Vested and expected to vest at September 30, 2009	10,306	41.90	6.3

Exercisable at September 30, 2009	7,758	41.19	6.0

The options outstanding and exercisable at September 30, 2009, and December 31, 2008, had no intrinsic value as the exercise price of the options exceeded the closing market price of our common stock at the respective dates.  Total compensation cost related to stock options granted and not yet recognized in our condensed consolidated statement of operations as of September 30, 2009, was immaterial.

Restricted Stock Awards

Time-Based Awards.  The fair value of the time-based awards is amortized ratably over the requisite service period, generally over four years, and five years in connection with succession related grants to executive officers in March 2008.  Time-based awards for non-employee directors generally vest on July 1st of the year following the date of the grant.

The following table sets forth the changes in non-vested time-based awards for the nine months ended September 30, 2009.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	218,060	$52.59
Granted	136,229	12.99
Vested	(90,181)	53.56
Forfeited	(18,248)	36.36
Non-vested at September 30, 2009	245,860	31.50

The total compensation cost related to non-vested time-based awards expected to vest and not yet recognized in our condensed consolidated statement of operations as of September 30, 2009, was $6.1 million.  This cost is expected to be recognized over a weighted average period of 2.5 years.  For the nine months ended September 30, 2009, pursuant to a separation agreement with a former executive vice president, we accelerated time-based awards to vest 30,875 shares, all of which would have vested pursuant to the original terms of the award.  For the nine months ended September 30, 2008, pursuant to a separation agreement with our former president and an agreement with our former chief executive officer, we modified time-based awards to vest 24,024 shares by accelerating the vesting schedule, none of which would have vested pursuant to the original terms of the award, resulting in an increase in the original fair value of $0.4 million.

Market-Based Awards.  The fair value of the market-based awards is amortized ratably over the requisite service period, primarily over three years for market-based awards.  The market-based shares vest only upon the achievement of certain per share price thresholds and continuous employment during the vesting period.  All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.  In June 2008, pursuant to a separation agreement with a former executive vice president, 21,263 shares were forfeited.  For the nine months ended September 30, 2008, pursuant to a separation agreement with our former president and an agreement with our former chief executive officer, we modified market-based awards to vest 38,979 shares by accelerating the vesting schedule, none of which would have vested pursuant to the original terms of the award.  The incremental change in fair value per share of the modified awards was immaterial.

Index

The weighted average grant date fair value per market-based share, including shares modified in 2008 pursuant to agreements with our former president and our former chief executive officer, was computed using the Monte Carlo pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2009	2008

Expected term of award	3 years	3 years
Risk-free interest rate	2.0%	2.4%
Volatility	59.0%	47.0%
Weighted average grant date fair value per share	$6.47	$42.44

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

The following table sets forth the changes in non-vested market-based awards for the nine months ended September 30, 2009.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	72,683	$41.62
Granted	28,130	6.47
Forfeited	(21,263)	29.15
Non-vested at September 30, 2009	79,550	32.52

The total compensation cost related to non-vested market-based awards expected to vest and not yet recognized in our condensed consolidated statement of operations as of September 30, 2009, was $0.5 million.  This cost is expected to be recognized over a weighted average period of 1.5 years.

10.  INCOME TAXES

We evaluate our estimated annual effective income tax rate on a quarterly basis based on current and forecasted business results and enacted tax laws.  The estimated annual effective tax rate is adjusted quarterly based upon actual results and updated operating forecasts.  Consequently, our effective tax rate may vary quarterly based upon the mix and timing of our actual earnings compared to annual projections.  Tax expenses or tax benefits unrelated to current year ordinary income or loss are recognized entirely in the period identified as discrete items of tax.  The quarterly income tax provision is generally comprised of tax on ordinary income or tax benefit on ordinary loss at the most recent estimated annual effective tax rate, adjusted for the effect of discrete items.

The loss we realized for the nine months ended September 30, 2009, exceeds our projected loss for the year.  As a result, we calculated our nine-month tax benefit by multiplying the current period loss by the statutory tax rate and then adding other statutory tax benefits such as percentage depletion.  This required tax calculation limited the tax benefit realized during the nine months ended September 30, 2009, by $0.8 million.  No similar limitation calculation was required for the same 2008 period.  The tax rates for the three and nine months ended September 30, 2009, were impacted by the recording of $0.4 million and $0.1 million of net discrete tax expense in the respective periods.  The rates in the same 2008 periods were primarily impacted by a $2.7 million discrete benefit related to state refund claims based upon implemented 2008 state tax planning strategies.  The net discrete expense for the three months ended September 30, 2009, was primarily due to the recognition of previously “uncertain tax positions” due to the expiration of the statute of limitations for the 2005 federal tax return and the adjustment of our deferred tax rate due to state tax law changes and state apportionment changes.

As of September 30, 2009, we had a gross liability for uncertain tax positions of $0.8 million, of which $0.1 million was recorded in the three months ended September 30, 2009.  If recognized, all of this liability would affect our effective tax rate.  This liability is reflected in federal and state income taxes payable in our accompanying condensed consolidated balance sheet.  The IRS has completed its examination of our 2005 and 2006 tax years.  As a result, the liability for uncertain tax positions decreased during the nine months ended September 30, 2009.  The settlement for these years did not have a material impact on our income tax benefit for the nine months ended September 30, 2009.

Index

As of the date of this filing, we have received all of the applicable $2.7 million in refunds from West Virginia and Colorado that were claimed for prior tax years via amended returns filed in 2008 to implement state tax strategies.

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

Balance Sheet Data: (in thousands)
December 31, 2008
Current assets:
Cash and cash equivalents	$1,675

Current liabilities:
Other accrued expenses	1,675

Statements of Operations Data: (in thousands)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
Revenues:
Oil and gas well drilling	$1,232	$193	$7,202

Cost and expenses:
Cost of oil and gas well drilling (1)	92	-	102

Income from discontinued operations before income taxes	1,140	193	7,100
Provision for income taxes	399	80	2,575
Income from discontinued operations, net of tax	$741	$113	$4,525

_____________
(1)
For the three months ended September 30, 2008, and the nine months ended September 30, 2009 and 2008, $0.4 million, $0.6 million and $1 million, respectively, previously included in cost of oil and gas well drilling have been reclassified to oil and gas production and well operations cost.

Index

12.  EARNINGS PER SHARE

The following is a reconciliation of weighted average diluted shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Weighted average common shares outstanding - basic	16,962	14,767	15,530	14,749
Dilutive effect of share-based compensation:
Unamortized portion of restricted stock	-	27	-	64
Stock options	-	35	-	39
Non employee director deferred compensation	-	6	-	6
Weighted average common and common share equivalent shares outstanding - diluted	16,962	14,835	15,530	14,858

Income (loss) from continuing operations	$(24,476)	$126,155	$(63,371)	$67,731
Income from discontinued operations, net of tax	-	741	113	4,525
Net income (loss)	$(24,476)	$126,896	$(63,258)	$72,256

Earnings (loss) per share - basic
Continuing operations	$(1.44)	$8.54	$(4.08)	$4.59
Discontinued operations	-	0.05	0.01	0.31
Net income (loss)	$(1.44)	$8.59	$(4.07)	$4.90
Earnings (loss) per share - diluted
Continuing operations	$(1.44)	$8.50	$(4.08)	$4.56
Discontinued operations	-	0.05	0.01	0.30
Net income (loss)	$(1.44)	$8.55	$(4.07)	$4.86

For the three months and nine months ended September 30, 2009, the weighted average common shares outstanding for both basic and diluted were the same because the effect of dilutive securities were anti-dilutive due to our net loss for each of the periods.  The following table sets forth the weighted average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
Unamortized portion of restricted stock	236	133	283	74
Stock options	10	-	10	-
Non employee director deferred compensation	8	-	8	-
Total anti-dilutive common share equivalents	254	133	301	74

13.  BUSINESS SEGMENTS

We separate our operating activities into three segments: oil and gas sales, natural gas marketing and well operations and pipeline income.  All material inter-company accounts and transactions between segments have been eliminated.

Oil and Gas Sales. Our oil and gas sales segment represents revenues and expenses from the production and sale of oil and natural gas.  Segment revenue includes oil and gas sales and oil and gas price risk management, net.  Segment income (loss) consists of segment revenue less its allocated share of oil and gas production and well operations cost, exploration expense, direct general and administrative expense and DD&A expense.  Segment DD&A expense was $30.7 million and $96.4 million for the three and nine months ended September 30, 2009, and $27.6 million and $68.7 million for the three and nine months ended September 30, 2008, respectively.

Natural Gas Marketing. Our natural gas marketing segment is composed of our wholly owned subsidiary Riley Natural Gas, through which we purchase, aggregate and resell natural gas produced by us and others.  Segment income (loss) primarily represents sales from natural gas marketing and direct interest income less costs of natural gas marketing and direct general and administrative expense.

Index

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

The following information sets forth our segment information, reclassified to exclude discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Oil and gas sales	$30,193	$268,824	$111,892	$290,911
Natural gas marketing	12,444	53,372	47,200	107,638
Well operations and pipeline income	2,538	3,356	8,271	8,146
Unallocated	25	20	78	57
Total	$45,200	$325,572	$167,441	$406,752

Segment income (loss) before income taxes:
Oil and gas sales	$(20,446)	$209,682	$(40,208)	$145,971
Natural gas marketing	889	(918)	1,781	1,286
Well operations and pipeline income	100	1,659	1,490	2,980
Unallocated amounts	(19,620)	(16,434)	(65,667)	(47,859)
Total	$(39,077)	$193,989	$(102,604)	$102,378

	September 30, 2009	December 31, 2008
	(in thousands)
Segment assets:
Oil and gas sales	$1,110,941	$1,247,687
Natural gas marketing	17,611	50,117
Well operations and pipeline income	42,423	50,052
Unallocated amounts	53,179	53,173
Assets related to discontinued oil and gas well drilling operations (1)	-	1,675
Total	$1,224,154	$1,402,704

_____________
(1)
The December 31, 2008, amount excludes $0.4 million previously included in oil and gas well drilling operations, which has been reclassified to unallocated amounts.  See Note 11, Discontinued Operations, for additional amounts reclassified.

Index

14.  SUBSEQUENT EVENTS

We have evaluated our activities subsequent to September 30, 2009, through November 5, 2009 (the date the financial statements were issued), and have concluded that, except for those described below, no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Joint Venture Formation

On October 29, 2009, we entered into a joint venture agreement with an unrelated third party to develop our Marcellus Shale acreage and shallow Devonian assets in the Appalachian Basin.

Under the terms of the agreement, we contributed acreage, producing properties and related reserves, gathering assets and equipment with an estimated fair value of $158.5 million for which we received a return of capital cash payment of $45 million and an approximate 65% interest at closing, with an option to receive an additional cash withdrawal of $11.5 million by the end of 2010.  Our joint venture partner contributed $55 million at closing and will fund up to an additional $58.5 million as needed for drilling and operations until it earns a 50% interest in the joint venture.  We anticipate the partner’s funding obligation to be reached in 2011.  After the 50% interest is earned, all future costs and capital investments will be shared equally.

The assets we contributed consist of (i) approximately 115,000 net acres in the Appalachian Basin, of which approximately 55,000 acres are in the Marcellus fairway; (ii) 12 MMcf per day of existing production from the shallow Devonian sands; and (iii) total proved reserves of 113 Bcfe, also from the shallow Devonian sands.  None of our affiliated partnerships’ wells were included in the joint venture.

During the 2009 fourth quarter, we expect to pay and expense approximately $8 million in fees and expenses related to this transaction.

Seventh Amendment to Credit Facility

On October 29, 2009, we entered into the Seventh Amendment (the “Seventh Amendment”) to our credit facility.  Pursuant to the Seventh Amendment, our credit facility was amended to, among other things, permit the contribution of certain oil and gas properties in the Appalachian Basin, to the newly-formed joint venture (described above), facilitate other aspects of the joint venture and permit us to make additional investments in the joint venture so long as certain conditions are satisfied.  Until our investor partner earns a 50% interest in the joint venture, such additional investments are limited to $40 million.

The Seventh Amendment also provided for a reduction in our borrowing base under the credit facility from $350 million to $305 million upon the execution of the joint venture agreement and the contribution of our oil and gas properties in the Appalachian Basin to the joint venture.  This borrowing base reduction is independent of our November redetermination, which is pending completion.  We currently expect the November redetermination to be completed by mid-November and that our lenders will reaffirm our borrowing base at $305 million.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.   Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and our management’s strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known to us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the exploration for, and the acquisition, development, production and marketing of, natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

Index

Results of Operations

Summary of Operations

The following table sets forth selected information regarding our results of operations, including production volumes, oil and gas sales, average sales price received, average sales price including realized derivative gains and losses, average lifting cost, other operating income and expenses for the 2009 and 2008 third quarter and nine-month periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Production (1)
Oil (Bbls)	312,547	322,133	-3.0%	999,296	834,183	19.8%
Natural gas (Mcf)	9,058,842	8,239,005	10.0%	27,301,974	22,443,011	21.7%
Natural gas equivalent (Mcfe) (2)	10,934,124	10,171,803	7.5%	33,297,750	27,448,109	21.3%
Oil and Gas Sales (in thousands)
Oil sales	$19,045	$34,804	-45.3%	$50,917	$87,158	-41.6%
Gas sales	24,961	64,448	-61.3%	76,970	182,484	-57.8%
Provision for underpayment of gas sales	-	170	-100.0%	(2,581)	(4,025)	35.9%
Total oil and gas sales	$44,006	$99,422	-55.7%	$125,306	$265,617	-52.8%

Realized Gain (Loss) on Derivatives, net (in thousands)
Oil derivatives	$3,506	$(4,157)	184.3%	$15,618	$(9,857)	*
Natural gas derivatives	18,318	1,405	*	67,127	(10,660)	*
Total realized gain (loss) on derivatives, net	$21,824	$(2,752)	*	$82,745	$(20,517)	*
Average Sales Price (excluding realized gains (losses) on derivatives)
Oil (per Bbl)	$60.93	$108.04	-43.6%	$50.95	$104.48	-51.2%
Natural gas (per Mcf)	$2.76	$7.82	-64.7%	$2.82	$8.13	-65.3%
Natural gas equivalent (per Mcfe)	$4.02	$9.76	-58.8%	$3.84	$9.82	-60.9%
Average Sales Price (including realized gains (losses) on derivatives)
Oil (per Bbl)	$72.15	$95.14	-24.2%	$66.58	$92.67	-28.2%
Natural gas (per Mcf)	$4.78	$7.99	-40.2%	$5.28	$7.66	-31.1%
Natural gas equivalent (per Mcfe)	$6.02	$9.49	-36.6%	$6.33	$9.08	-30.3%

Average Lifting Cost per Mcfe (3)	$0.79	$0.94	-16.0%	$0.79	$1.07	-26.2%

Natural gas marketing (in thousands) (4)	$888	$(1,000)	188.8%	$1,774	$1,028	72.6%

Costs and Expenses (in thousands)
Exploration expense	$6,586	$10,212	-35.5%	$15,362	$17,962	-14.5%
General and administrative expense	$9,627	$8,106	18.8%	$36,505	$27,160	34.4%
Depreciation, depletion and amortization ("DD&A")	$32,277	$28,645	12.7%	$100,465	$71,881	39.8%

Interest Expense (in thousands)	$9,221	$7,817	18.0%	$27,024	$19,143	41.2%

*Represents percentages in excess of 250%
Amounts may not calculate due to rounding

_______________
(1)	Production is net and determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold or other property interest we own.
(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Lifting costs represent oil and gas operating expenses which exclude production taxes.
(4)	Represents sales from natural gas marketing less costs of natural gas marketing.

Index

Even with natural gas prices rebounding somewhat from earlier in 2009, through September 2009, we continued to experience the depressed natural gas prices from the dramatic declines in late July 2008 through the end of 2008.  As our production increased to 33.3 Bcfe for the 2009 nine-month period compared to 27.4 Bcfe for the same 2008 period, an increase of 21.3%, our average sales price declined 60.9% or $5.98 per Mcfe.  While the significant changes in commodity prices have impacted our results of operations, we believe that we were successful in managing our operations to reduce the negative impacts through our derivative positions.  Our realized derivative gains for the 2009 nine-month period of $82.7 million added an average of $2.49 per Mcfe produced during the 2009 nine-month period.  At September 30, 2009, we estimate the net fair value of our open derivative positions, excluding the derivative positions attributed to our affiliated partnerships, to be a net asset of $21.9 million.

Depressed commodity prices for the 2009 nine-month period, as compared to the higher prices in the same 2008 period, were the primary contributors to the $38.7 million decrease in revenues from oil and gas price risk management.  Of this change, $142 million was related to an increase in unrealized derivative losses, partially offset by an increase in realized derivative gains of $103.3 million.  Unrealized gains and losses are non-cash items and these non-cash charges to our condensed consolidated statement of operations will continue to fluctuate with the fluctuation in commodity prices until the positions mature or are closed, at which time they will become realized or cash items.  While the required accounting treatment for derivatives that are not designated as hedges may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

The table below, which demonstrates the volatility in the markets’ projected commodity prices, sets forth the average New York Mercantile Exchange (“NYMEX”) and Colorado Interstate Gas (“CIG”) prices for the next 24 months (forward curve) from the selected dates.

Commodity	Index	June 30, 2008	September 30, 2008	March 31, 2009	September 30, 2009	October 31, 2009

Natural gas:	NYMEX	$12.52	$8.21	$5.44	$6.25	$6.00
	CIG	8.86	5.46	4.15	5.64	5.49
Oil:	NYMEX	140.15	103.63	59.35	74.64	81.26

Oil and Gas Sales

The following tables set forth oil and natural gas production and average sales price by area.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2009	2008	Change	2009	2008	Change
Production
Oil (Bbls)
Rocky Mountain Region	308,512	318,722	-3.2%	989,780	826,303	19.8%
Appalachian Basin	3,338	2,467	35.3%	7,241	5,105	41.8%
Michigan Basin	697	944	-26.2%	2,275	2,775	-18.0%
Total	312,547	322,133	-3.0%	999,296	834,183	19.8%
Natural gas (Mcf)
Rocky Mountain Region	7,700,028	6,916,539	11.3%	23,288,344	18,389,853	26.6%
Appalachian Basin	968,494	931,150	4.0%	2,971,374	2,895,499	2.6%
Michigan Basin	390,320	391,316	-0.3%	1,042,256	1,157,659	-10.0%
Total	9,058,842	8,239,005	10.0%	27,301,974	22,443,011	21.7%
Natural gas equivalent (Mcfe)
Rocky Mountain Region	9,551,100	8,828,871	8.2%	29,227,024	23,347,671	25.2%
Appalachian Basin	988,522	945,952	4.5%	3,014,820	2,926,129	3.0%
Michigan Basin	394,502	396,980	-0.6%	1,055,906	1,174,309	-10.1%
Total	10,934,124	10,171,803	7.5%	33,297,750	27,448,109	21.3%

Index

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
Average Sales Price (excluding derivative gains/losses)
Oil (per Bbl)
Rocky Mountain Region	$60.96	$108.00	-43.6%	$50.96	$104.45	-51.2%
Appalachian Basin	55.96	108.68	-48.5%	50.14	105.93	-52.7%
Michigan Basin	63.83	118.92	-46.3%	50.76	112.38	-54.8%
Weighted average price	60.93	108.04	-43.6%	50.95	104.48	-51.2%
Natural gas (per Mcf)
Rocky Mountain Region	2.70	7.37	-63.4%	2.65	7.78	-65.9%
Appalachian Basin	3.18	10.40	-69.4%	3.96	9.99	-60.4%
Michigan Basin	2.88	9.67	-70.2%	3.39	9.24	-63.3%
Weighted average price	2.76	7.82	-64.7%	2.82	8.13	-65.3%
Natural gas equivalent (per Mcfe)
Rocky Mountain Region	4.14	9.68	-57.2%	3.84	9.82	-60.9%
Appalachian Basin	3.24	10.43	-68.9%	4.00	10.02	-60.1%
Michigan Basin	2.95	9.84	-70.0%	3.45	9.38	-63.2%
Weighted average price	4.02	9.76	-58.8%	3.84	9.82	-60.9%

Despite increases in production for both the 2009 third quarter and nine-month periods, oil and gas sales revenue for these periods, excluding the provision for underpayment of gas sales, decreased $55.2 million and $141.8 million, respectively, compared to the same 2008 periods.  Approximately $164.2 million of the decrease in oil and gas sales revenue for the 2009 nine-month period was due to pricing, offset in part by increased production, which contributed $22.4 million.  The decrease in oil and gas sales revenue was partially offset by increased realized derivative gains for the 2009 third quarter and nine-month periods of $24.6 million and $103.3 million, respectively.  See Oil and Gas Price Risk Management, Net discussion below.

Oil and Natural Gas Pricing. Our results of operations depend upon many factors, particularly the price of oil and natural gas and our ability to market our production effectively.  Oil and natural gas prices are among the most volatile of all commodity prices.  These price variations have a material impact on our financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Like most producers in the region, we rely on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond our control.

The price we receive for a large portion of the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which generally includes gas sold at CIG prices as well as gas sold at Mid-Continent or other nearby region prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.  This negative differential has narrowed in recent months and has even more recently become a positive differential, which contradicts historical variances.  For example, CIG was $1.79 lower than NYMEX in January 2009, narrowed to close at only $0.37 lower in October 2009 and has more recently closed at $0.02 higher than NYMEX for November 2009.

The table below identifies the market for our oil and natural gas sales based on production for the 2009 third quarter.  The market is the index that most closely relates to the price under which our oil and natural gas is sold.

Energy Market Exposure
For the Three Months Ended September 30, 2009
Area	Market	Commodity	Percent of Production

Piceance/Wattenberg	CIG	Gas	37%
Colorado/North Dakota	NYMEX	Oil	18%
Piceance	San Juan Basin/Southern California	Gas	15%
NECO	Mid Continent (Panhandle Eastern)	Gas	13%
Appalachian	NYMEX	Gas	9%
Michigan	Mich-Con/NYMEX	Gas	4%
Wattenberg	Colorado Liquids	Gas	3%
Other	Other	Gas/Oil	1%
			100%

Index

Oil and Gas Production and Well Operations Costs.  Oil and gas production and well operations cost includes our lifting cost, production taxes, the cost to operate wells and pipelines for our affiliated partnerships and other third parties (whose income is included in well operations and pipeline income) and certain production and engineering staff related overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Lifting cost	$8,669	$9,523	$26,192	$29,276
Production taxes	2,645	7,112	7,380	18,695
Costs of well operations and pipeline income	1,855	1,232	5,195	3,973
Overhead and other production expenses	2,049	4,715	6,856	10,171
Total oil and gas production and well operations cost	$15,218	$22,582	$45,623	$62,115

Lifting Costs.  Lifting costs per Mcfe decreased 16% and 26.2% to $0.79 per Mcfe for the 2009 third quarter and nine-month periods from $.94 per Mcfe and $1.07 per Mcfe for the same 2008 periods.  The decrease per Mcfe is primarily due to lower third party costs from service providers as a result of pressure by purchasers to reduce costs as oil and gas prices deteriorated, our own cost reduction initiatives, and increased production, which allows us to spread the fixed portion of our production costs over the increased volume.

Production Taxes.  Production taxes decreased $4.5 million or 62.8% to $2.6 million and $11.3 million or 60.5% to $7.4 million for the 2009 third quarter and nine-month periods, respectively.  This decrease is primarily related to the 55.7% and 52.8% decrease in oil and gas sales for the 2009 third quarter and nine-month periods, respectively.

Cost of well operations and pipeline income.  The increases in cost of well operations and pipeline income for the 2009 third quarter and nine-month periods over the same 2008 periods were the result of costs related to several pipeline maintenance projects.

Overhead and other production expenses.  Overhead and other production expenses decreased in the 2009 third quarter and nine-month periods compared to the same 2008 periods due to the lower cost of field services, including vehicle, lower rates from third parties and less work and services being performed in this low commodity price environment.

Oil and Gas Price Risk Management, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Oil and gas price risk management gain (loss), net:
Realized gains (losses):
Oil	$3,506	$(4,157)	$15,618	$(9,857)
Natural gas	18,318	1,405	67,127	(10,660)
Total realized gains (losses), net	21,824	(2,752)	82,745	(20,517)
Unrealized gains (losses):
Reclassification of realized (gains) losses included in prior periods unrealized	(21,139)	24,646	(62,548)	436
Unrealized gains (losses) for the period	(14,498)	147,508	(33,611)	45,375
Total unrealized gains (losses), net	(35,637)	172,154	(96,159)	45,811
Total oil and gas price risk management gain (loss), net	$(13,813)	$169,402	$(13,414)	$25,294

Realized gains recognized in the 2009 third quarter and nine-month periods are a result of lower oil and gas commodity prices at settlement compared to the respective strike price.  During the 2009 third quarter, we recorded derivative unrealized losses on our CIG basis swaps of $7.1 million as the forward basis differential between NYMEX and CIG has continued to narrow along with unrealized losses of $6.5 million on our natural gas positions as the forward strip price has continued to rebound compared to the previous forward curve.  Similarly, during the 2009 nine-month period, we recorded derivative unrealized losses of $28.9 million on our CIG basis swaps and $8.5 million on our oil swaps, offset in part by unrealized gains of $3.8 million on our natural gas positions as natural gas prices continued to decline compared to the previous forward curves.

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

Index

Oil and Gas Sales Derivative Instruments.  We use various derivative instruments to manage fluctuations in oil and natural gas prices.  We have in place a series of collars, fixed-price swaps and basis swaps on a portion of our oil and natural gas production.  Under our collar arrangements, if the applicable index rises above the ceiling price, we pay the counterparty; however, if the index drops below the floor price, the counterparty pays us.  Under our swap arrangements, if the applicable index rises above the swap price, we pay the counterparty; however, if the index drops below the swap price, the counterparty pays us.  Because we sell all our physical oil and natural gas at similar prices to the indexes inherent in our derivative instruments, we ultimately realize a price related to our collars of no less than the floor and no more than the ceiling and, for our swaps, we ultimately realize the fixed price related to our swaps.

The following table identifies our derivative positions (excluding the derivative positions allocated to our affiliated partnerships) related to oil and gas sales in effect as of September 30, 2009, on our production by area.  Our production volumes for the 2009 third quarter were 312,547 Bbls of oil and 9.1 Bcf of natural gas.

	Collars				Fixed-Price Swaps		Basis Protection Swaps
	Floors		Ceilings						Fair Value
Commodity/Operating Area/Index	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	At September 30, 2009 (1) (in thousands)

Natural Gas
Rocky Mountain Region
CIG
4Q 2009	2,659,651	$6.70	2,659,651	$8.14	1,010,216	$9.20	-	$-	$10,932
2010	2,846,381	6.84	2,846,381	7.97	1,515,324	9.20	6,969,482	1.88	1,034
2011	1,019,893	4.75	1,019,893	9.45	-	-	7,665,121	1.88	(8,458)
2012	-	-	-	-	-	-	7,702,120	1.88	(7,954)
2013	-	-	-	-	-	-	6,901,951	1.88	(6,617)

PEPL
4Q 2009	580,000	7.81	580,000	12.68	240,000	10.91	-	-	3,413
2010	1,470,000	6.52	1,470,000	10.79	1,060,000	7.99	-	-	4,451
2011	390,000	5.76	390,000	9.56	-	-	-	-	84

NYMEX
2010	417,071	5.75	417,071	8.30	6,218,934	5.64	-	-	(3,101)
2011	550,945	5.75	550,945	8.30	1,911,082	6.96	-	-	38
2012	-	-	-	-	2,062,612	6.96	-	-	(96)

Appalachian and Michigan Basins
NYMEX
4Q 2009	867,119	9.00	867,119	15.66	429,260	9.09	-	-	5,569
2010	1,545,715	8.22	1,545,715	14.19	1,880,936	8.78	-	-	8,736
2011	265,448	6.62	265,448	11.65	799,896	9.60	-	-	2,219
2012	-	-	-	-	154,974	9.89	-	-	361
Total Natural Gas	12,612,223		12,612,223		17,283,234		29,238,674		10,611

Oil
Rocky Mountain Region
NYMEX
4Q 2009	-	-	-	-	157,750	90.52	-	-	3,065
2010	-	-	-	-	530,211	92.96	-	-	9,769
2011	-	-	-	-	278,647	70.75	-	-	(1,802)
Total Oil	-		-		966,608		-		11,032
Total Natural Gas and Oil									$21,643

_______________
(1)
Approximately 71.5% of the total fair value of the derivative instruments was measured using significant unobservable inputs (Level 3 assets and liabilities), see Note 3, Fair Value Measurements, to the accompanying condensed consolidated financial statements.

Index

The following table sets forth derivative positions entered into during October 2009.

	Collars			Fixed-Price Swaps
	Quantity (1)	Weighted Average		Quantity (1)	Weighted
	(Gas-MMbtu	Contract Price		(Gas-MMbtu	Average
Commodity/Index	Oil-Bbls)	Floor	Ceiling	Oil-Bbls)	Contract Price

Natural Gas
CIG
2011	-	$-	$-	959,744	$5.81
PEPL
2010	-	-	-	196,260	6.18
2011	-	-	-	2,117,424	6.18
2012	-	-	-	1,355,825	6.18
2013	-	-	-	990,399	6.18
NYMEX
2010	-	-	-	522,068	6.68
2011	-	-	-	8,680,809	6.68
2012	5,030,182	6.00	8.27	5,477,181	6.99
2013	4,438,047	6.10	8.60	7,818,935	7.12
Total Natural Gas	9,468,229			28,118,645

Oil
NYMEX
2010	-	-	-	125,649	81.82
2011	231,452	73.00	99.80	77,150	85.25
2012	368,562	75.00	101.20	-	-
2013	317,586	75.00	104.30	-	-
Total Oil	917,600			202,799

  _______________
(1)	Represents gross volumes; volumes related to the partnerships were not allocated as of the date of this filing.

Natural Gas Marketing

The decreases in sales from and cost of natural gas marketing for the 2009 third quarter compared to the same 2008 period is primarily due to a decrease in prices of approximately 65%, along with increased unrealized losses on sales and increased unrealized gains on costs offset by increased realized gains.  For the 2009 nine-month period, prices declined 73% from the same 2008 period, partially offset by increases in realized and unrealized derivative gains.

Our natural gas marketing focuses on the purchase, aggregation and sale of natural gas produced in our eastern operating areas.  We purchase for resale the production of other third party producers in the Appalachian Basin, including our affiliated partnerships.  Our derivative instruments related to natural gas marketing include both physical and cash-settled derivatives.  We offer fixed-price derivative contracts for the purchase or sale of physical gas and enter into cash-settled derivative positions with counterparties in order to offset those same physical positions.  We do not take speculative positions on commodity prices.

Index

Natural Gas Marketing Derivative Instruments.  The following table identifies our derivative positions related to our gas marketing in effect as of September 30, 2009.

	Collars				Fixed-Price Swaps		Basis Protection Swaps
	Floors		Ceilings						Fair Value
		Weighted		Weighted		Weighted		Weighted	At
		Average		Average		Average		Average	September 30,
Commodity/	Quantity	Contract	Quantity	Contract	Quantity	Contract	Quantity	Contract	2009
Derivative Instrument	(Gas-MMbtu)	Price	(Gas-MMbtu)	Price	(Gas-MMbtu)	Price	(Gas-MMbtu)	Price	(in thousands)

Natural Gas
Physical Sales
4Q 2009	-	$-	-	$-	46,593	$6.81	177,761	$0.25	$105
2010	-	-	-	-	191,860	6.79	139,545	0.39	73

Financial Purchases
4Q 2009	-	-	-	-	66,593	7.68	61,000	0.17	(197)
2010	-	-	-	-	221,860	6.73	90,000	0.17	(140)

Financial Sales
4Q 2009	52,500	4.53	52,500	7.16	488,100	7.29	166,050	0.32	1,274
2010	210,000	4.53	210,000	7.16	1,683,400	7.01	-	-	1,296
2011	52,500	4.53	52,500	7.16	359,700	6.94	-	-	(121)

Physical Purchases
4Q 2009	52,500	4.53	52,500	7.14	468,265	7.50	15,584	0.32	(1,230)
2010	210,000	4.53	210,000	7.14	1,653,400	7.07	-	-	(998)
2011	52,500	4.53	52,500	7.14	359,700	6.93	-	-	198
Total Natural Gas	630,000		630,000		5,539,471		649,940		$260

Other Costs and Expenses

Exploration Expense.

The following table sets forth the major components of exploration expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Amortization and impairment of unproved properties	$3,628	$2,550	$4,760	$3,492
Exploratory dry holes	140	3,938	1,078	5,038
Geological and geophysical costs	464	357	932	1,801
Operating, personnel and other (1)	2,354	3,367	8,592	7,631
Total exploration expense	$6,586	$10,212	$15,362	$17,962

_______________
(1)
The 2009 third quarter and nine-month periods include $0.6 million and $1.8 million, respectively, for the demobilization of drilling rigs in the Piceance Basin; the 2009 nine-month period also includes $0.7 million related to tubular inventory impairments.

During the 2009 third quarter, upon the termination of an exploration agreement with an unrelated third party, we recognized an impairment of leasehold acreage in North Dakota, which we currently have no long-term plans to develop, in the amount of $2.8 million.  During the 2008 third quarter, we had recorded two exploratory dry holes, one in Michigan and one in New York, for a total charge of $3.9 million.

Index

General and Administrative Expense.

General and administrative expense increased from $8.1 million to $9.6 million for the 2009 third quarter compared to same 2008 period, an increase of $1.5 million.  The increase is primarily related to an increase in staffing and related payroll benefits.

For the 2009 nine-month period, general and administrative expense increased to $36.5 million from $27.2 million for the same 2008 period, an increase of $9.3 million.  The increase is primarily related to an increase in staffing and related payroll benefits, including stock-based compensation, of $3.7 million, corporate relocation costs of $2.1 million and the expensing of acquisition related costs of $1.9 million.  See Note 2, Recent Accounting Standards, to the accompanying condensed consolidated financial statements.

Depreciation, Depletion, and Amortization.

DD&A expense includes depreciation and amortization expense related to non-oil and natural gas properties as well as oil and natural gas properties.  DD&A expense for non oil and natural gas properties was $2 million and $6.1 million, respectively, for the 2009 third quarter and nine-month periods compared to $1.8 million and $4.8 million, respectively, for the same 2008 periods.

DD&A expense related to oil and natural gas properties is directly related to reserves and production volumes.  DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves.  These reserves are priced at the price of oil and natural gas as of December 31 each year.  If prices increase, the estimated volumes of oil and gas reserves will increase, resulting in decreases in the rate of DD&A expense per unit of production.  If prices decrease, as they did from December 31, 2007 to December 31, 2008, the estimated volumes of oil and gas reserves will decrease, resulting in increases in the rate of DD&A expense per unit of production.  The DD&A rate for the 2009 nine-month period was $2.83 per Mcfe compared to $2.42 per Mcfe for the same 2008 period.  The cost to acquire acreage, drill, complete and equip new wells has risen significantly over the past five years and is a major contributing factor, as well as our 2008 reduction in proved developed reserves, of the increased DD&A expense rate.

The following table sets forth our DD&A expense rate for oil and gas properties by area.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
	(per Mcfe)
Rocky Mountain Region:
Wattenberg Field	$3.81	$3.37	13.1%	$3.93	$3.38	16.3%
Piceance Basin	2.22	2.33	-4.7%	2.32	2.01	15.4%
NECO	1.81	1.40	29.3%	1.80	1.34	34.3%

Appalachian Basin	1.90	1.57	21.0%	1.86	1.52	22.4%
Michigan Basin	1.51	1.31	15.3%	1.50	1.31	14.5%

The increasing trend in DD&A rates over the past several years on a per unit basis eased somewhat during the most recent prior two quarters compared to the 2009 first quarter due to lower drilling, completion and tubular goods costs, which are the direct result of service providers and suppliers lowering their rates due to lower demand for oil field services.  Our total DD&A expense rate for oil and gas properties decreased from $2.90 per Mcfe in the 2009 first quarter to $2.74 per Mcfe in the 2009 third quarter.  This compares with the overall DD&A rate in the 2008 third quarter of $2.56 per Mcfe.

Non-Operating Income/Expense

Interest Income.  The decrease in our interest income for the 2009 third quarter and nine-month periods, compared to the same 2008 periods, was the result of lower interest bearing cash balances and lower interest rates.

Interest Expense.  The increase in our interest expense for the 2009 third quarter and nine-month periods was primarily due to significantly higher average outstanding debt balances of our credit facility and additional amortized debt issuance costs associated with the Sixth Amendment of our credit facility.  Interest expense is net of capitalized interest.  Interest costs capitalized for the 2009 third quarter and nine-month periods were immaterial and $0.7 million, respectively, compared to $0.5 million and $1.9 million for the same 2008 periods, respectively.  This decrease is due to our decreased number of wells drilled in 2009.  We have historically utilized our daily cash balances to reduce our line of credit borrowings, thereby lowering our interest costs.

Index

Provision/Benefit for Income Taxes

The effective income tax rate for continuing operations for the 2009 third quarter and nine-month periods was 37.4% and 38.2% compared to 35% and 34% for the same 2008 periods, respectively.  The rates for the 2009 third quarter and nine-month periods are reflective of the tax benefit from our percentage depletion deduction adding to the limited tax benefit of our current period net operating loss (“NOL”) recorded at our statutory tax rate.  The rates for the 2008 third quarter and nine-month periods were based upon full year forecasted income at the end of each period.

The 2009 third quarter and nine-month periods includes an NOL tax benefit limitation of $0.8 million at September 30, 2009.  The tax benefit recorded for the 2009 nine-month period also includes a $0.5 million discrete benefit recorded in the 2009 second quarter from the recognition of previously uncertain tax positions due to the completion of the IRS examination of our 2005 and 2006 tax years during the 2009 second quarter.  In addition, in the 2009 third quarter we recorded a $0.4 million discrete benefit from the recognition of previously uncertain tax benefits due to statute of limitation expiration.  As a result of certain state tax law changes and anticipated apportionment rates, we have updated the rate applied to our deferred tax assets and liabilities.  The impact of this change is approximately $1.1 million and results in additional discrete tax expense in the 2009 third quarter.  In 2008, a second quarter discrete benefit of $1.4 million was recorded related to the implementation of state tax strategies that impacted prior years.  The impact of these strategies also affected our rate used to establish deferred taxes and resulted in a deferred tax benefit of $1.3 million in the 2008 second quarter.  In the 2008 third quarter, an additional $1.4 million discrete tax benefit was recorded related to the implementation of state tax strategies that impacted prior years.

Unrealized losses on derivative positions are not deductible and give rise to a deferred tax liability; conversely, unrealized gains on derivative positions are not taxable and result in a deferred tax asset.  During the 2009 nine-month period, we had a $36.7 million reduction of our previously recorded deferred tax liability associated with unrealized gains.  This reduction was primarily due to the realization of previously unrealized gains.  Comparatively, for the 2008 nine-month period, we recorded a $17 million deferred tax liability associated with net unrealized gains.  Further, the operating loss in the 2009 nine-month period has resulted in a current net tax benefit of $6.2 million, which is recorded in other current assets as of September 30, 2009, versus $17.5 million of current net tax benefit recorded at September 30, 2008.

Discontinued Operations

Since 2007, we have not had significant revenue from our drilling activities, and in January 2008, we announced that we had no plans to sponsor new drilling partnerships in 2008.  We affirmed this position in 2009 to change our business model from a partnership sponsor to that of an independent exploration and production company.

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

As of June 30, 2009, we will no longer recognize any revenue or expenses related to our oil and gas well drilling operations as we have concluded all partnership drilling and completion activities.  Further, our well operations and pipeline income is expected to remain relatively constant as no new partnership wells will be added to our current number of wells operated.  The unused advance for future drilling contracts of $1.7 million as of December 31, 2008, was fully utilized as of June 30, 2009, with $0.2 million recognized in revenue and $0.3 million refunded to the partnerships.

As we currently do not have any plans in the foreseeable future to sponsor a drilling partnership, we believe it was appropriate to treat our oil and gas well drilling activities as discontinued operations for all periods presented.  Prior period financial statements have been restated to present the activities of our oil and gas well drilling operations as discontinued operations.

Index

Liquidity and Capital Resources

Cash flows from operations and our bank credit facility are the primary sources of liquidity for us to satisfy our operating expenses and fund our capital expenditures.  As of September 30, 2009, after a reduction for the $18.7 million letter of credit, we had $180.3 million of available borrowing capacity under our $350 million bank credit facility.  Cash provided by operating activities was $100 million for the 2009 nine-month period compared to $103.8 million for the same 2008 period.  The $3.8 million decrease in the 2009 nine-month period was primarily due to the decrease in oil and gas sales of $140.3 million and increase in G&A expense of $9.3 million offset by in part by the increase in realized derivative gains of $103.3 million and the decrease in oil and gas production and well operations expense of $16.5 million.  The remaining change in our operating cash flow was primarily due to changes in our assets and liabilities related to the timing of cash payments and receipts.  The underlying reason for the changes in our cash flows from operations are largely due to the same factors that affect our net income, excluding non-cash items which are primarily DD&A and unrealized gains and losses on derivative transactions; see the discussion under Results of Operations above.  Cash flows used in investing activities, primarily drilling capital expenditures, decreased $94.8 million, or 43.2%, from $219.2 million the 2008 nine-month period to $124.4 million for the 2009 nine-month period.  Cash flows provided from financing activities decreased $82.3 million from a $78 million source of cash for the 2008 nine-month period to a $4.3 million use of cash for the 2009 nine-month period. This decrease was primarily due to a net repayment of debt in 2009 offset by proceeds received from an equity offering compared to net proceeds from borrowings in 2008.  The net proceeds in 2008 were used to support our capital expenditures.

Changes in market prices for oil and natural gas, our ability to increase production, the impact of realized gains and losses on our oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of our cash flows from operations.  Oil and natural gas sales for the 2009 nine-month period were approximately 52.8% lower than the same 2008 period, resulting from a 60.9% decrease in average oil and natural gas prices offset in part by a 21.3% increase in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that would be generated, we have oil and natural gas derivative positions in place, as of the date of this filing, covering 64.7% of our expected oil production and 63.4% of our expected natural gas production for the remainder of 2009, at average prices of $90.52 per Bbl and $7.94 per Mcf, respectively.  These contracts reduce the impact of price changes for a substantial portion of our 2009 cash from operations.

Our primary use of funds is for capital expenditures.  As a result of the current unstable conditions in the commodity and financial markets, we have significantly reduced our planned 2009 capital expenditures to $108 million which represents an approximate 65% decrease from our 2008 capital expenditures.  With this reduction, we estimate our 2009 production will increase by approximately 12% over 2008 in part due to increased production from wells drilled in the latter part of 2008.  We believe, based on the current commodity price environment, our cash flows from operations will fund our reduced 2009 capital spending program.  We expect to manage capital expenditures within our cash flows from operations for the foreseeable future until commodity prices and capital markets are more favorable.  In order to continue to maintain or grow our production, we would need to commit greater amounts of capital in 2010 and beyond.  If capital is not available or is constrained in the future, we will be limited to our cash flows from operations and liquidity under our credit facility as the sources of funding for our capital expenditures.  Because oil and gas produced from our existing properties declines rapidly in the first two years of production, we could not maintain our current level of oil and gas production and cash flows from operations if capital markets and commodity prices remain in their current depressed state for a prolonged period beyond 2009, which could have a material negative impact on our operations in 2010 and beyond.

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

In addition to deferring capital expenditures to reduce borrowings under our credit facility, other sources of liquidity include the fair value of our oil and natural gas derivative positions, excluding the derivative positions allocated to our affiliated partnerships, of $21.9 million as well as our available cash balance which was $22.1 million as of September 30, 2009.

We have experienced no impediments in our ability to access borrowings under our current bank credit facility. We continue to monitor market events and circumstances and their potential impacts on each of the ten lenders that comprise our bank credit facility.  Our $350 million bank credit facility borrowing base is subject to size redeterminations each May and November based upon a quantification of our proved reserves at each December 31st and June 30th, respectively.  A commodity price deck reflective of the current and future commodity pricing environment is utilized by our lenders to quantify our reserve reports and determine the underlying borrowing base.

Index

As a result of our 2009 borrowing base redetermination in conjunction with the sixth amendment to our credit facility on May 22, 2009 (“Sixth Amendment”), our borrowing base decreased from $375 million to $350 million.  The decrease was driven primarily by the continued weakness in the oil and gas markets, partially offset by increases in proved producing reserves from drilling operations.  While we have continued to add producing reserves through our drilling operations since our redetermination, we believe the significant decrease in commodity prices and turmoil in the credit markets could have a negative impact on our November 2009 borrowing base redetermination, which will be sized based upon the quantification of our reserves as of June 30, 2009.  In addition to the decrease in our borrowing base, the Sixth Amendment included several changes: an extension of the maturity date to May 22, 2012; an increase in our ability to raise additional debt from $350 million to $450 million; an amendment to our ratio of consolidated funded indebtedness to consolidated EBITDA from 3.75 to 1.00 to 4.25 to 1.00 through December 31, 2010, 4.00 to 1.00 through June 30, 2011 and 3.75 to 1.00 thereafter; and an amended pricing grid of between LIBOR plus 2.25% and LIBOR plus 3.25%, depending on the drawn percentage of the credit facility.

In August 2009, we issued a $18.7 million irrevocable standby letter of credit in favor of a third party transportation service provider to secure the construction of certain additions and/or replacements to its facilities to provide firm transportation of the natural gas produced by us and others for whom we market their production in the West Virginia and Southwestern Pennsylvania area.  The letter of credit reduces the amount of available funds under our credit facility by an equal amount.  We paid an issuance fee of 0.25% and will pay a quarterly maintenance fee equivalent to the spread over Eurodollar loans (2.5% as of September 30, 2009) for the period the letter of credit remains outstanding.  The letter of credit expires on May 22, 2012.

On October 29, 2009, pursuant to entering into a joint venture agreement with an unrelated third party and the transfer of our Appalachian assets to the joint venture, our lenders and we agreed to a $45 million reduction of our credit facility borrowing base.  We believe the new borrowing base of $305 million will be reaffirmed with the finalization of our November 2009 redetermination.  We believe that while transactional costs have increased for credit facilities like ours, the impact of an increase in interest and commitment fees on our outstanding balance and commitments will not have a material adverse effect on our liquidity for the next year.  If economic conditions deteriorate further in 2009 and 2010, our ability to redetermine our credit facility and provide adequate liquidity to continue our drilling programs could be negatively impacted in 2010 and beyond.  There is no assurance that our borrowing base will not be reduced from its current level.

We are subject to quarterly financial debt covenants on our bank credit facility.  Currently, our key credit facility debt covenants require that we maintain: 1) total debt of less than 4.25 times earnings before interest, taxes, depreciation, amortization and capital expenditures (“EBITDAX”) and 2) an adjusted working capital ratio of at least 1.0 to 1.0.  Our adjusted working capital ratio is calculated by reducing our current assets and liabilities by any impact of recording the fair value of our oil and gas derivative instruments and adding our available borrowings on our bank credit facilities to our current assets.  In addition, the impact of any current portion of our debt is eliminated from the current liabilities.  Therefore, any change in our available borrowings under our credit facility impacts our working capital ratio.  We were in compliance with all debt covenants at September 30, 2009.

We believe we have sufficient liquidity and capital resources to conduct our business and remain compliant with our debt covenants throughout the next year based upon our 2010 cash flow projections, anticipated capital requirements, the discretionary nature of our capital expenditures and available capacity under our bank credit facility.  However, we cannot predict with any certainty the impact to our future business of any continued uncertainty or further deterioration in the financial markets.  We will continue to closely monitor our liquidity and the credit markets and may choose to access them opportunistically should conditions and capital market liquidity improve.

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

In August 2009, we sold 4,312,500 shares of our common stock in an underwritten public offering at a price of $12.00 per share.  We used the net proceeds of $48.5 million to pay down our credit facility and for general corporate purposes.

See Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, for our discussion of credit risk.

Index

2009 Outlook

We currently estimate that our 2009 production will be approximately 43.1 Bcfe, which excludes our joint venture partner’s share of production from our Marcellus joint venture referenced below, or an 11% increase over our 2008 production of 38.7 Bcfe.  Our estimated 2009 capital budget of $108 million represents an approximate 65% decrease compared to our 2008 budget.  We selected this level of spending with the goal of remaining debt neutral to help maintain adequate liquidity during 2009.  Through September 30, 2009, we have incurred costs of approximately $88.4 million related to our 2009 capital budget.  Actual oil and gas prices may vary considerably from our projections.  We have used oil and natural gas derivatives contracts in order to reduce the effects of volatile commodity prices.  As of September 30, 2009, we had oil and natural gas hedges in place covering 64.7% of our expected oil production and 63.4% of our expected natural gas production for the remainder of 2009 at average prices of $90.52 per Bbl and $7.94 per Mcf.

Our current 2009 drilling plans continue to be focused primarily in the Rocky Mountain Region.  We plan to drill approximately 103 gross wells in the Rocky Mountain Region and the Appalachian Basin.  Exclusive of exploratory wells, through September 30, 2009, we have drilled 68 gross wells compared to 277 gross wells for the same 2008 period.  We have had one drilling rig operating for most of the year in the Wattenberg Field.  We plan to continue to drill with the one rig in the oil rich sections of the field to take advantage of the relatively favorable oil prices along with high natural gas liquids and Btu content of these wells.

On October 29, 2009, we entered into a Marcellus joint venture with an unrelated third party.  All of our Marcellus activity has been transferred into the joint venture.  The formation of the joint venture does not change our 2009 plans; however, it accelerates our 2010 drilling plan in this region.  The joint venture is currently evaluating the exploration potential of the Marcellus Shale in the Appalachian Basin, where we have been an operator for over 30 years and currently operate approximately 2,100 wells within the Marcellus “Fairway” area.  The joint venture has a total of approximately 55,000 acres for potential development.  We have drilled our seventh Marcellus well and plan, as part of our joint venture interest, one more vertical test this year.  We have shot ten square miles of 3D seismic in the Marcellus Shale during the 2009 third quarter and will use the data to determine the location and drilling plan of the joint venture’s first horizontal Marcellus well scheduled for the first quarter of 2010.  See Note 14, Subsequent Events, to our accompanying condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

The table below sets forth our contractual obligations and contingent commitments as of September 30, 2009.

	Payments due by period

Contractual Obligations and Contingent Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term liabilities reflected on the condensed consolidated balance sheet (1)
Long-term debt	$351,584	$-	$151,000	$-	$200,584
Asset retirement obligations	24,348	50	100	100	24,098
Derivative contracts (2)	58,548	15,158	30,164	13,226	-
Derivative contracts - partnerships (3)	4,691	3,264	1,427	-	-
Production tax liability	30,741	18,875	11,866	-	-
Other liabilities (4)	8,299	548	1,627	1,056	5,068
	478,211	37,895	196,184	14,382	229,750

Commitments, contingencies and other arrangements (5)
Interest on long-term debt(6)	220,336	30,532	58,869	48,720	82,215
Operating leases	7,266	2,136	2,519	1,759	852
Rig commitment (7)	5,511	5,511	-	-	-
Drilling commitment(8)	1,800	-	-	-	1,800
Firm transportation and processing agreements (9)	190,558	13,674	38,144	46,709	92,031
Other	750	125	250	250	125
	426,221	51,978	99,782	97,438	177,023
Total	$904,432	$89,873	$295,966	$111,820	$406,773
____________
(1)
Table does not include deferred income tax liability to taxing authorities of $157.4 million as of September 30, 2009, due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(2)
Represents our gross liability related to the fair value of derivative positions, including the fair value of derivative contracts we entered into on behalf of our affiliated partnerships as the managing general partner.  We have a related receivable from the partnerships of $19.1 million as of September 30, 2009.

(3)	Represents our affiliated partnerships’ allocated portion of the fair value of our gross derivative assets as of September 30, 2009.

Index
(4)
Includes funds held from revenue distribution to third party investors for plugging liabilities related to wells we operate and deferred officer compensation.  Further, includes unrecognized tax benefits totaling $0.8 million.

(5)
Table does not include maximum annual repurchase obligations to investing partners of $11 million as of September 30, 2009, due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(6)
Amounts presented for long term debt consist of amounts related to our 12% senior notes and our outstanding credit facility.  The interest on long-term debt includes $204 million payable to the holders of our 12% senior notes and $16.3 million related to our outstanding balance of $151 million on our credit facility as of September 30, 2009, including interest on $18.7 million letter of credit, based on an imputed interest rate of 4.1%.

(7)	Drilling rig commitment in the above table reflects our maximum obligation for the services of one drilling rig.
(8)	See Note 8, Commitments and Contingencies – Drilling and Development Agreements, to our accompanying condensed consolidated financial statements.
(9)
Represents our gross commitment, including amounts for volumes transported or sold on behalf of our affiliated partnerships and other working interest owners.  We will recognize in our financial statements our proportionate share based on our working interest.  See Note 8, Commitments and Contingencies – Firm Transportation Agreements, to our accompanying condensed consolidated financial statements.

As managing general partner of 33 partnerships, we have liability for potential casualty losses in excess of the partnership assets and insurance.   We believe that the casualty insurance coverage we and our subcontractors carry is adequate to meet this potential liability.

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

Drilling Activity

The following table summarizes our development and exploratory drilling activity for the third quarter and nine-month period 2009 and 2008.  There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.  Productive wells consist of producing wells and wells capable of commercial production.

	Drilling Activity
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Development
Productive (1)	20	18.0	87	84.9	67	58.7	270	226.4
Dry	-	-	2	2.0	1	0.5	7	7.0
Total development	20	18.0	89	86.9	68	59.2	277	233.4

Exploratory
Productive (1)	3	3.0	-	-	4	3.5	5	5.0
Dry	-	-	1	1.0	-	-	9	8.8
Pending determination	-	-	6	5.8	3	2.5	7	6.8
Total exploratory	3	3.0	7	6.8	7	6.0	21	20.6
Total drilling activity	23	21.0	96	93.7	75	65.2	298	254.0

__________
(1)	As of September 30, 2009, a total of 38 productive wells, 25 drilled in 2009 and 13 drilled in 2008, were waiting to be fractured and/or for gas pipeline connection.

Index

The following table sets forth the wells we drilled by operating area during the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Rocky Mountain Region:
Wattenberg	17	16.0	36	36.0	59	53.2	116	91.3
Piceance	-	-	18	18.0	1	1.0	50	42.4
NECO	2	1.0	21	19.6	7	3.5	88	78.2
North Dakota	-	-	1	0.3	1	0.5	2	0.5
Total Rocky Mountain Region	19	17.0	76	73.9	68	58.2	256	212.4
Appalachian Basin	4	4.0	18	18.0	7	7.0	37	37.0
Michigan	-	-	1	0.8	-	-	2	1.6
Fort Worth Basin	-	-	1	1.0	-	-	3	3.0
Total	23	21.0	96	93.7	75	65.2	298	254.0

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

Interest Rate Risk

We are exposed to risk resulting from changes in interest rates primarily as it relates to interest we earn on our deposit accounts, including cash, cash equivalents and designated cash, current and noncurrent, and interest we pay on borrowings under our revolving credit facility.  Our interest-bearing deposit accounts include money market accounts, certificates of deposit and checking and savings accounts with various banks.  The amount of our interest-bearing cash and cash equivalents as of September 30, 2009, is $35.2 million with an average interest rate of 1.3%.

Index

Commodity Price Risk

See Note 4, Derivative Financial Instruments, to the accompanying condensed consolidated financial statements included in this report for additional disclosure regarding our derivative financial instruments including, but not limited to, the accounting for our derivative financial instruments and a summary of our open derivative positions as of September 30, 2009.

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

As of September 30, 2009, our derivative instruments were comprised of commodity collars and swaps, basis protection swaps and physical sales and purchases.

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

Index

The following table presents monthly average NYMEX and CIG closing prices for oil and natural gas for the nine months ended September 30, 2009, and the year ended December 31, 2008, as well as average sales prices we realized for the respective commodities.

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008

Average Index Closing Prices
Natural Gas (per MMbtu)
CIG	$2.77	$6.22
NYMEX	3.93	9.04

Oil (per Barrel)
NYMEX	52.55	104.42

Average Sales Price
Natural Gas	2.82	6.98
Oil	50.95	89.77

Based on a sensitivity analysis as of September 30, 2009, it was estimated that a 10% increase or decrease in oil and natural gas prices, inclusive of basis, over the entire period for which we have derivatives then in place would result in a decrease or increase, respectively, in fair value of $27.9 million.

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

Our derivative financial instruments expose us to the credit risk of nonperformance by the counterparty to the contracts.  We primarily use two financial institutions, who are also major lenders in our credit facility agreement, as counterparties to our derivative contracts.  We have evaluated the credit risk of the counterparties holding our derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on our evaluation, we have determined that the impact of the nonperformance of our counterparties on the fair value of our derivative instruments is insignificant.   As of September 30, 2009, no adjustment for credit risk was recorded.

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

Disclosure of Limitations

Because the information above included only those exposures that exist at September 30, 2009, it does not consider those exposures or positions which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates and commodity prices at the time.

Index

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

During the 2009 third quarter, we made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•
Effective July 1, 2009, as part of our broader financial reporting system, we implemented a new partnership investor distribution accounting module to the existing accounting software. We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps included procedures to preserve the integrity of the data converted and a review by the business owners to validate data converted.  Additionally, we provided training related to the business process changes and the financial reporting system software to individuals using the financial reporting system to carry out their job responsibilities, as well as, those who rely on the financial information.  We anticipate that the implementation of this module will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  We are modifying the design and documentation of internal control process and procedures relating to the new module to supplement and complement existing internal control over financial reporting.  The system changes were undertaken to integrate systems and consolidate information and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2009.

•
Effective September 1, 2009, we implemented a natural gas marketing application, which includes production, sales, forecasting and contracts.  We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of system implementation.  These steps included procedures to preserve the integrity of the data converted and a review by the business owners to validate data converted.  Additionally, we provided training related to the business process changes and the natural gas application reporting module to individuals using the marketing system to carry out their job responsibilities, as well as, those who rely on the financial information.  We anticipate that the implementation of this software will strengthen the overall efficiencies and system of internal controls due to enhanced automation and integration of related processes.  We are modifying the design and documentation of the internal control process and procedures relating to the new software to replace existing internal control over financial reporting.  The system changes were undertaken to integrate systems and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2009.

We continue to evaluate the ongoing effectiveness and sustainability of the changes we have made in internal control, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1-31, 2009	5,517	$15.58	-	-
August 1-31, 2009	-	-	-	-
September 1-30, 2009	681	18.19	-	-
	6,198	15.87

  ______________
(1)
Purchases during the quarter represent shares purchased pursuant to our stock-based compensation plans for payment of tax liabilities related to the vesting of securities and shares purchased pursuant to our non-employee director deferred compensation plan.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Index

Item 6.  Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1*	2009 Base Salary and Short-Term Incentive Compensation Terms for Executive Officers.	8-K	000-07246		03/05/2009

10.2*	2009 Long-Term Incentive Program for Executive Officers.	8-K	000-07246	10.1	03/05/2009

10.3*	Non-Employee Director Compensation for the 2009-2010 Term.	8-K	000-07246		03/05/2009

10.4*	2009 Short-Term Incentive Compensation Performance Criteria for Executive Officers.	8-K	000-07246		04/06/2009

10.5*	Employment Agreement with R. Scott Meyers, Chief Accounting Officer, dated as of April 1, 2009.	10-Q	000-07246	10.5	08/10/2009

10.6*	Separation Agreement with Eric R. Stearns, former Executive Vice President, dated May 19, 2009.	10-Q	000-07246	10.6	08/10/2009

10.7	Sixth Amendment to Amended and Restated Credit Agreement dated as of May 22, 2009, by and amount the Company, certain of its subsidiaries, JP Morgan Chase Bank, N.A., and various other banks.	8-K	000-07246	10.1	05/29/2009

10.8*	Amendment to Separation Agreement with Eric R. Stearns, former Executive Vice President, dated June 29, 2009.	10-Q	000-07246	10.8	08/10/2009

10.9	Underwriting Agreement dated August 11, 2009 among the Company and J.P. Morgan Securities Inc., as representative of the several Underwriters named therein.	8-K	000-07246	1.1	08/12/2009

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

14.1	Code of Business Conduct and Ethics.	10-Q	000-07246	14.1	08/10/2009

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					X

__________
*Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Development Corporation
(Registrant)

Date: November 5, 2009	/s/ Richard W. McCullough
Richard W. McCullough
Chairman and Chief Executive Officer

/s/ Gysle R. Shellum
Gysle R. Shellum
Chief Financial Officer

/s/ R. Scott Meyers
R. Scott Meyers
Chief Accounting Officer