Form 10-K/A
PETROLEUM DEVELOPMENT CORP
filed 2010-08-31
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Petroleum Development Corporation ("PDC") is filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 4, 2010 ("2009 Form 10-K"), solely for the purpose of filing revised reports of our third-party petroleum engineering firms.  The report of Ryder Scott Company, L.P. was filed as Exhibit 99.1 to the 2009 Form 10-K and the report of Wright & Company, Inc. was filed as Exhibit 99.2 to the 2009 Form 10-K.  Each of these reports included a statement limiting the use of the report to PDC.  The reports of these firms appearing in this Form 10-K/A do not contain any such limitation.  The report of Ryder Scott Company, L.P. was also revised to include the average price used in the reserve calculation.  In addition to the revised reports being filed as Exhibits 99.1 and 99.2, we are including in this Form 10-K/A consents of each engineering firm as Exhibits 23.2 and 23.3 and certifications of our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2, respectively.

No item of or disclosures appearing in our 2009 Form 10-K are affected by this filing other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

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
See Exhibits Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLEUM DEVELOPMENT CORPORATION

By: /s/ Richard W. McCullough
Richard W. McCullough, Chairman, Chief Executive Officer, and President August 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough Richard W. McCullough	Chairman, Chief Executive Officer, and President(principal executive officer)	August 31, 2010

/s/ Gysle R. Shellum Gysle R. Shellum	Chief Financial Officer (principal financial officer)	August 31, 2010

/s/ R. Scott Meyers R. Scott Meyers	Chief Accounting Officer (principal accounting officer)	August 31, 2010

/s/ Daniel W. Amidon Daniel W. Amidon	General Counsel, Corporate Secretary	August 31, 2010

/s/ Jeffrey C. Swoveland Jeffrey C. Swoveland	Director	August 31, 2010

/s/ Kimberly Luff Wakim Kimberly Luff Wakim	Director	August 31, 2010

/s/ David C. Parke David C. Parke	Director	August 31, 2010

/s/ Anthony J. Crisafio Anthony J. Crisafio	Director	August 31, 2010

/s/ Joseph E. Casabona Joseph E. Casabona	Director	August 31, 2010

/s/ Larry F. Mazza Larry F. Mazza	Director	August 31, 2010
/s/ James M. Trimble James M. Trimble	Director	August 31, 2010

Exhibits Index

Incorporated by Reference
Exhibit			SEC File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

23.2	Consent of Wright & Company, Inc., Petroleum Consultants.					X

23.3	Consent of Ryder Scott Company, L.P., Petroleum Consultants.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-					X
14(a) and 15d-14(a) of the Exchange Act Rules, as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-					X
14(a) and 15d-14(a) of the Exchange Act Rules, as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Petroleum Consultants - Ryder Scott Company, L.P.					X

99.2	Report of Independent Petroleum Consultants - Wright & Company, Inc.					X