Form 10-K/A
period 2010-12-31
PETROLEUM DEVELOPMENT CORP
filed 2011-04-21
CIK 77877

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

EXPLANATORY NOTE

This amendment (Amendment No. 1) to the Annual Report on Form 10-K for the year ended December 31, 2010, of Petroleum Development Corporation (the “2010 Form 10-K”), is being filed solely for the purpose of filing three exhibits, which are required to be filed as material definitive agreements. The agreements were inappropriately incorporated by reference into our 2010 Form 10-K from an affiliated partnership's filing of the same documents. Certain terms in the documents have been redacted as the Company is seeking confidential treatment for such terms.

No other item of or disclosure appearing in our 2010 Form 10-K is affected by this amendment other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of the 2010 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(3)	Exhibits:
See Exhibits Index.

The Index to Exhibits identified under Part IV, Item 15(a)(3) of the 2010 Form 10-K is hereby amended such that the following documents are included as exhibits to our 2010 Form 10-K:
Exhibits Index

Incorporated by Reference
ExhibitNumber	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.21 †	Domestic Crude Oil Purchase Agreement between Suncor Energy Marketing, Inc. and PDC, dated May 18, 2009.					x

10.22 †	Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas and Petroleum Development Corporation, dated as of March 31, 2009.					x

10.23 †	Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated as of October 28, 1999.					x
† Confidential portions of this document have been omitted and filed separately with the SEC pursuant to Exchange Act Rule 24b-2. The confidential treatment request is pending SEC approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLEUM DEVELOPMENT CORPORATION

By /s/ Richard W. McCullough
Richard W. McCullough,
Chairman and Chief Executive Officer

April 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	April 20, 2011
Richard W. McCullough	(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	April 20, 2011
Gysle R. Shellum	(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	April 20, 2011
R. Scott Meyers	(principal accounting officer)

/s/ Daniel W. Amidon	General Counsel and Corporate Secretary	April 20, 2011
Daniel W. Amidon

/s/ Joseph E. Casabona	Director	April 20, 2011
Joseph E. Casabona

/s/ Anthony J. Crisafio	Director	April 20, 2011
Anthony J. Crisafio

/s/ Larry F. Mazza	Director	April 20, 2011
Larry F. Mazza

/s/ David C. Parke	Director	April 20, 2011
David C. Parke

/s/ Jeffrey C. Swoveland	Director	April 20, 2011
Jeffrey C. Swoveland

/s/ James M. Trimble	Director	April 20, 2011
James M. Trimble

/s/ Kimberly Luff Wakim	Director	April 20, 2011
Kimberly Luff Wakim