Form 10-K
period 2014-12-31
PDC ENERGY, INC.
filed 2015-02-19
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of our common stock held by non-affiliates on June 30, 2014 was $2.2 billion (based on the closing price of $63.15 per share as of the last business day of the fiscal quarter ending June 30, 2014).

As of February 2, 2015, there were 35,991,142 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We hereby incorporate by reference into this document the information required by Part III of this Form, which will appear in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2015 Annual Meeting of Stockholders.
PDC ENERGY, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART I

REFERENCES TO THE REGISTRANT

Unless the context otherwise requires, references in this report to "PDC Energy," "PDC," "the Company," "we," "us," "our" or "ours" refer to the registrant, PDC Energy, Inc. and all subsidiaries consolidated for the purposes of its financial statements, including our proportionate share of the financial position, results of operations, cash flows and operating activities of our affiliated partnerships and PDC Mountaineer, LLC ("PDCM"), a joint venture owned until its sale in October 2014 50% each by PDC and Lime Rock Partners, LP. Unless the context otherwise requires, references in this report to "Appalachian Basin" refers to our operations in the Utica Shale in Ohio and Marcellus Shale in West Virginia and Pennsylvania, including PDC's proportionate share of our affiliated partnerships' and PDCM's assets, results of operations, cash flows and operating activities. See Note 1, Nature of Operations and Basis of Presentation, to our consolidated financial statements included elsewhere in this report for a description of our consolidated subsidiaries and Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for a discussion of the sale of our interest in PDCM.

GLOSSARY OF UNITS OF MEASUREMENTS AND INDUSTRY TERMS

Units of measurements and industry terms are defined in the Glossary of Units of Measurements and Industry Terms, included at the end of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical facts included in and incorporated by reference into this report are "forward-looking statements" within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated future production (including the components of such production), sales, expenses, cash flows and liquidity; estimated crude oil, natural gas and natural gas liquids (“NGLs”) reserves; the impact of prolonged depressed commodity prices; anticipated 2015 capital projects, expenditures and opportunities; expected timing of additional drilling rigs; availability of sufficient funding for our 2015 capital program and sources of that funding; expected 2015 capital budget allocations; future exploration, drilling and development activities, including the number of drilling rigs we expect to run during 2015 and number of locations; capital efficiencies and per well reserves expected to be realized through drilling of extended length laterals, tighter frac spacing and cost reductions; our evaluation method of our customers' and derivative counterparties' credit risk; effectiveness of our derivative program in providing a degree of price stability; future horizontal drilling projects that are economically producible at certain commodity prices and costs; anticipated reductions in our 2015 cost structure; potential for future impairments; potential acquisitions of additional acreage and other future transactions; electronic, cyber or physical security breaches; the impact of high line pressures and the timing, availability, cost and effect of additional midstream facilities and services going forward; the expected NYMEX differential at our two primary sales hubs; compliance with debt covenants; expected funding sources for conversion of our 3.25% convertible senior notes due 2016; compliance with government regulations; impact of the Colorado task force on oil and gas regulation and potential future ballot initiatives and legislation; the borrowing base under our credit facility; impact of litigation on our results of operations and financial position; the adequacy of existing insurance to cover operating hazards and the availability of such insurance on a cost effective basis in the future; that we hold good and defensible title to our leasehold; that we do not expect to pay dividends in the foreseeable future; anticipated timing of filing of a new shelf registration statement; and our future strategies, plans and objectives.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand;

•	volatility of commodity prices for crude oil, natural gas and NGLs and the risk of an extended period of depressed prices;

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

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport our production and the impact of these facilities and regional capacity on the prices we receive for our production;

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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

The Company

We are a domestic independent exploration and production company that produces, develops, acquires and explores for crude oil, natural gas and NGLs with primary operations in the Wattenberg Field in Colorado, the Utica Shale in southeastern Ohio and, until the fourth quarter of 2014, the Marcellus Shale in northern West Virginia. Our 2015 operations in the Wattenberg Field are focused in the inner and middle core areas of the Niobrara and Codell plays. We own an interest in approximately 2,900 gross producing wells, of which approximately 350 are horizontal. Production of 9.3 MMboe from continuing operations for the year ended December 31, 2014 represents an increase of 42% compared to the year ended December 31, 2013. For the month ended December 31, 2014, we maintained an average production rate of 30 MBoe per day. As of December 31, 2014, we had approximately 250 MMBoe of proved reserves (30% of which are proved developed) with a pre-tax present value of future net revenues (“PV-10”) of $3.5 billion, representing increases of 24 MMBoe and $0.8 billion, respectively, relative to December 31, 2013, after adjusting for the divestiture of our Marcellus Shale dry-gas assets. Proved reserves at December 31, 2014 were comprised of approximately 64% liquids and 36% natural gas. Our proved reserve additions included further downspacing in the Wattenberg Field and an increase in per well reserves in our inner core horizontal wells targeting the Niobrara formation. PV-10 is not a financial measure under accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-U.S. GAAP Financial Measures, for a definition of PV-10 and a reconciliation of our PV-10 value to our standardized measure.

The increases in our production and estimated proved reserves are primarily attributable to our successful horizontal Niobrara and Codell drilling programs in the Wattenberg Field. Future development of the Wattenberg Field provides the opportunity to add further proved, probable and possible reserves to our portfolio through continued delineation and downspacing of the horizontal Niobrara and Codell formations. Similarly, we believe the Utica Shale provides the opportunity for additional proved, probable and possible reserves in a more favorable crude oil and natural gas pricing environment. In 2014, we spudded 116 horizontal wells in the Wattenberg Field, turned-in-line 86 horizontal wells and participated in 84 gross, 18.7 net, horizontal non-operated drilling projects. We spudded 11 horizontal Utica Shale wells in 2014 and turned-in-line eight horizontal wells.

The following table presents our proved reserve estimates as of December 31, 2014 based on a reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent petroleum engineering consulting firm, and related information:

	Proved Reserves at December 31, 2014
	Proved Reserves (MMBoe)	% of Total Proved Reserves	% Proved Developed	% Liquids	Proved Reserves to Production Ratio (in years)	2014 Production (MBoe)

Wattenberg Field	245	98%	29%	64%	28.9	8,484
Utica Shale	5	2%	77%	53%	6.5	805
Total proved reserves	250	100%	30%	64%	26.9	9,289

Our Strengths

•	Excellent drilling opportunities with a strong liquidity position.

◦
Multi-year project inventory in premier crude oil, natural gas and NGLs plays. We have a significant operational presence in two key U.S. onshore basins and have identified a substantial inventory of approximately 2,650 gross proved undeveloped and probable horizontal drilling projects. We believe that this inventory will allow us to continue to grow our reserves and production, and that, with respect to the Wattenberg Field in particular, the majority of our projects will generate attractive rates of return at current commodity prices and our expected cost structure.

◦
Access to liquidity. As of December 31, 2014, we had a total liquidity position of $398.4 million, comprised of $16.1 million of cash and cash equivalents and $382.3 million available for borrowing under revolving credit facility. We have no near-term debt maturities and had $56.0 million outstanding on our revolving credit facility as of December 31, 2014. In September 2014, the semi-annual redetermination of our revolving credit facility's borrowing base was completed, resulting in an increase in the borrowing base from $450 million to $700 million. We elected to maintain the aggregate commitment at $450 million. Considering the additional $250 million borrowing base available under our revolving credit facility, subject to certain terms and conditions of the agreement, our liquidity position as of December 31, 2014 would have been $648.3 million.

◦
Derivative program. We actively hedge our future exposure to commodity price fluctuations by entering into crude oil and natural gas collars, fixed-price swaps and basis protection swaps. As of December 31, 2014, we have hedged approximately 5,200 MBbls, or approximately 79% to 85%, of our expected crude oil production in 2015 at a weighted-average minimum price of $88.61 per Bbl and a weighted-average maximum price of $90.07 per Bbl. As of the same date, we have hedged approximately 22.5 Bcf, or approximately 74% to 79%, of our expected natural gas production in 2015 at a weighted-average minimum price of $3.90 per Mcf and and a weighted-average maximum price of $4.02 per Mcf. While our derivative program limits the upside benefits we may otherwise receive during periods of higher commodity prices, the program helps protect our cash flows, borrowing base and liquidity during periods of depressed commodity prices.

•
Track record of reserve and production growth. Our proved reserves have grown from 38 MMBoe at December 31, 2009, after adjusting for subsequent divestitures, to approximately 250 MMBoe at December 31, 2014, representing a compound annual growth rate (“CAGR”) of 46%. During the same time period, our proved crude oil and NGL reserves grew at a CAGR of 55%. Our annual production from continuing operations grew from 2.7 MMBoe in 2009 to 9.3 MMBoe in 2014, representing a CAGR of 28%.

•
Horizontal drilling and completion experience. We have a proven track record of applying technical expertise toward developing unconventional resources through horizontal drilling and completion operations. We have transitioned to multi-well pad drilling, extended laterals, increased frac density and enhanced frac design to further optimize costs and enhance horizontal drilling efficiencies. These changes enable us to improve economics and increase well density in our horizontal plays.

•
Significant control in our core areas. As a result of successfully executing our strategy of acquiring largely concentrated acreage positions with a high working interest, we operate and manage approximately 89% of the wells in which we have an interest. Our high percentage of operated properties enables us to exercise a significant level of control with respect to drilling, production, operating and administrative costs, in addition to leveraging our base of technical expertise in our core operating areas. Additionally, this strategy provides us flexibility in selecting drilling locations based upon differing criteria. Our operational control is also enhanced by the fact that a majority of our Wattenberg Field leasehold is held by production.

•
Reputation for strong environmental health and safety compliance program. We believe that we have established a positive reputation for our environmental health and safety program. We believe that this is an important advantage for us in competing in today’s intensive regulatory climate and in working with local communities in which we operate.

•
Community participation and outreach. We are dedicated to being an active and contributing member in the communities in which we operate. We share our success with these communities in various ways, including charitable giving and community event sponsorships. We also encourage our employees to take an active role through our charitable matching contribution fund and by participating in our “Energizing Our Community” day, during which our employees volunteer in the communities in which they work and live.

•
Management experience and operational expertise. We have a management team with a proven track record of drilling performance and a technical and operational staff with expertise in the basins in which we operate, particularly in horizontal drilling, completion and production activities in the Wattenberg Field.

Business Strategy

Our long-term business strategy focuses on generating shareholder value through the development, acquisition and exploration of crude oil and natural gas properties. We are currently focused on the organic growth of our reserves, production and cash flows in our horizontal drilling programs after having completed multiple transactions over the last several years to restructure and simplify our property portfolio. We pursue various midstream, marketing and cost reduction initiatives designed to increase our per unit operating margins while maintaining a conservative and disciplined financial strategy focused on providing sufficient liquidity and balance sheet strength to execute our business strategy.

We focus on horizontal development drilling programs in resource plays that offer repeatable results capable of driving growth in reserves, production and cash flows. We periodically review acquisition opportunities in our core areas of operation as we believe we can extract additional value from such assets through production optimization, refracturing, recompletions and development drilling. In addition, core acquisitions can potentially provide synergies that result in economies of scale from a combined position. While we believe development drilling will remain the foundation of our capital program, we expect to continue our disciplined approach to acquisitions and exploratory drilling.

Development drilling

Our leasehold interests consist of developed and undeveloped crude oil, natural gas and NGLs resources. Based upon our current acreage holdings, we have identified an inventory of approximately 2,650 gross proved undeveloped and probable capital projects for horizontal development. Our 2015 capital program forecast is $473 million, including $435 million of development capital and $38 million for lease acquisition and other capital expenditures. The capital program forecast is a revision to our original 2015 capital budget that was announced in December 2014 and has been adjusted for anticipated service cost reductions and lower non-operated spending, partially offset by increased working interests on certain planned 2015 wells. As a result of our operational flexibility, we have allocated a significantly higher percentage of our 2015 capital program forecast to our higher-return projects in the Wattenberg Field inner and middle core areas.

Wattenberg Field. Our primary focus in the Wattenberg Field is drilling in the horizontal Niobrara and Codell plays. Based on our current drilling program, and considering our inventory of approximately 2,600 gross proved undeveloped and probable horizontal projects, we have nearly 20 years of drilling activity. These projects are primarily located in the core Wattenberg Field, which is further delineated between the inner, middle and outer core. In 2015, we expect to continue to realize additional capital efficiencies through drilling extended length laterals, tighter frac spacing and shifting more of our drilling program to the inner and middle core areas of the field. We plan to enhance our completion design by decreasing the spacing between frac stages from 250 feet to 200 feet. With the modified completion design of more frac stages and anticipated cost structure savings, our gross drilling and completion costs per well for a 4,000 foot length lateral are expected to be approximately $3.6 million and are expected to be approximately $4.6 million for our extended 6,500 to 7,000 foot laterals. We expect increased per well reserves from tighter frac spacing and extended laterals. Additionally, we are drilling the majority of our wells in the inner and middle core areas, which have higher per well reserves than the outer core.

Approximately $414 million of our 2015 capital program forecast is expected to be spent on development activities in the Wattenberg Field, consisting of $358 million for our operated drilling program, of which 91% is directed towards the inner and middle core, and $56 million for non-operated projects. We expect to spud approximately 119 and turn in line 109 horizontal Niobrara or Codell wells of which 40% are expected to be extended length laterals. Approximately 60% of those wells are expected to target the Niobrara formation with the remainder targeting the Codell formation. We expect to participate in approximately 85 gross, 14.2 net, non-operated horizontal opportunities in 2015. We plan to invest approximately $21 million on other capital expenditures in the Wattenberg Field. The 2015 capital program forecast maintains our five-rig drilling program in the Wattenberg Field and is based upon the commodity price environment experienced in the first quarter of 2015. A further deterioration of commodity prices could negatively impact our financial condition and results of operations. We may further revise our capital program forecast during the year as a result of, among other things, commodity prices, acquisitions or dispositions of assets, drilling results, changes in our borrowing capacity and/or significant changes in cash flows.

Utica Shale. During 2014, we continued to delineate and develop our leasehold position in the Utica Shale. However, based on current low commodity prices and large natural gas price differentials in Appalachia, we elected to temporarily cease drilling in the Utica Shale at the end of 2014. We recognized an impairment charge of $158.3 million to write-down our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value. The impairment of undeveloped acreage is primarily on acreage located outside the condensate and wet natural gas windows of the Utica Shale. For 2015, we plan to invest a total of $35 million in the Utica Shale play to complete and turn-in-line a four-well pad that was in process as of December 31, 2014 and for lease acquisition and other capital expenditures. We expect to resume our Utica Shale drilling program when commodity prices and net-back realizations rebound. We remain committed to the strong Utica Shale resource we are developing in the condensate and wet natural gas windows of the play. In 2015, we will develop production, reservoir and completion analyses from our recently drilled wells and will incorporate the data into our future drilling programs. We currently estimate that we have approximately 50 gross probable projects for horizontal drilling in the condensate and wet natural gas windows of the Utica Shale and have spudded 24 horizontal wells through December 31, 2014.

Operational and financial risk management

We proactively employ strategies to help reduce the financial risks associated with our industry. One such strategy is to maintain a balanced production mix of liquids and natural gas. During 2014, we produced crude oil, natural gas and NGLs with a production mix of approximately 65% liquids and 35% natural gas. This strategy of a diversified commodity mix helps mitigate the financial impact from a decline in the market price of any one of our commodities. In addition, we utilize commodity-based derivative instruments to manage a substantial portion of our exposure to price volatility with regard to our crude oil and natural gas sales and natural gas marketing segments. As of December 31, 2014, we had natural gas and crude oil derivative positions in place for 2015 covering approximately 5,200 MBbls of our crude oil production and approximately 22.5 Bcf of our natural gas production. Currently, we do not hedge our NGL production.

Strategic acquisitions

We typically pursue the acquisition of assets that may have value from producing wells and behind-pipe reserves, but most important, from high quality undeveloped drilling locations. We seek properties with large undeveloped drilling upside where we believe we can utilize our operational abilities to add shareholder value. We have an experienced team of management, engineering, geosciences and commercial professionals who identify and evaluate acquisition opportunities.

Wattenberg Field. In June 2012, we acquired certain assets from affiliates of Merit Energy (the "Merit Acquisition") for an aggregate purchase price of $304.6 million. The acquired assets comprise approximately 30,000 net acres located almost entirely in the core Wattenberg Field and in close proximity to our then-existing acreage position. Our total position in the core Wattenberg Field is now approximately 96,000 net acres.

Utica Shale. Over the past three years, we have acquired approximately 67,000 net acres of Utica leaseholds, targeting the condensate and wet natural gas windows of the Utica Shale play in southeastern Ohio. As an early entrant into the development of the Utica Shale, we believe we have gained valuable experience in drilling and developing the condensate and wet natural gas windows of the play.

Strategic divestitures

We continue to seek ways to optimize our asset portfolio as part of our business strategy. This may include divesting lower return assets and reinvesting in our stronger economic inventory. As a result, we have divested several assets over the past few years.

Appalachian Marcellus Shale Assets. In October 2014, we completed the sale of our entire 50% ownership interest in PDCM to an unrelated third-party for aggregate consideration, after our share of PDCM's debt repayment and other working capital adjustments, of approximately $192 million, comprised of approximately $153 million in net cash proceeds and a promissory note due in 2020 of approximately $39 million. The transaction included the buyer's assumption of our share of the firm transportation commitment related to the assets owned by PDCM, as well as our share of PDCM's natural gas hedging positions for the years 2014 through 2017. The divestiture resulted in a pre-tax gain of $76.3 million. Proceeds from the divestiture were used to reduce outstanding borrowings on our revolving credit facility and to fund a portion of our 2014 capital budget. Our proportionate share of PDCM's Marcellus Shale results of operations has been separately reported as discontinued operations in the consolidated statements of operations for all periods presented. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional information regarding this divestiture.

Appalachian Shallow Upper Devonian Gas Assets. In December 2013, we divested our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin crude oil and natural gas properties previously owned directly by us, as well as through our proportionate share of PDCM, for aggregate consideration of approximately $20.6 million, of which our share of the proceeds was approximately $5.1 million. We received our proportionate share of cash proceeds and a note receivable. Concurrent with the closing of the transaction, our $6.7 million irrevocable standby letter of credit and an agreement for firm transportation services was released and novated to the buyer.

Colorado Dry Gas Assets. In June 2013, we completed the sale of our non-core Colorado dry gas assets, primarily natural gas producing properties located in the Piceance Basin, northeastern Colorado and other non-core areas, to certain affiliates of Caerus Oil and Gas LLC (“Caerus”) for consideration of $177.6 million, with an additional $17 million paid to our non-affiliated investor partners in our affiliated partnerships. The sale resulted in a pre-tax loss of $2.3 million. The proceeds from the asset disposition were used to pay down our revolving credit facility and to fund a portion of our 2013 capital budget.

Selective exploration

With the current commodity pricing environment, we do not expect our exploration activity to be significant in 2015. Historically, we have pursued a disciplined exploration program intended to replenish our portfolio and to position us for production and reserve growth in future years. We have attempted to identify potential plays in their early stages in order to accumulate significant leasehold positions prior to competitive forces driving up the cost of entry and to invest in leasehold positions that are in the proximity of existing or emerging midstream infrastructure.

Business Segments

We divide our operating activities into two segments: (1) Oil and Gas Exploration and Production and (2) Gas Marketing.

Oil and Gas Exploration and Production

Our Oil and Gas Exploration and Production segment primarily reflects revenues and expenses from the production and sale of crude oil, natural gas and NGLs, commodity price risk management, net, and well operations and pipeline income. The exploration and production of crude oil, natural gas and NGLs involves the acquisition or leasing of mineral rights to proved reserves and related surface rights. Prior to development of these properties, we assess the economic viability of potential well development opportunities. We then develop the reserves through the drilling of oil and gas wells, which are drilled, completed and put into production. Subsequent to completion, we operate and maintain the wells while controlling associated production costs. Upon extraction of the estimated recoverable reserves from a well, it is plugged and surface disturbance surrounding the well and producing facilities is remediated. In some cases, we may also own a working interest in wells operated by unrelated third-parties. The Oil and Gas Exploration and Production segment's most significant customers are currently Suncor Energy Marketing, Inc., Concord Energy, LLC, DCP Midstream, LP and Teppco Crude Oil, LLC. Sales to each of these parties constitute more than 10% of our revenues.

Our crude oil, natural gas and NGLs production is gathered, marketed and sold as follows:

•
Crude oil. We do not refine any of our crude oil production. In the Wattenberg Field, crude oil is sold at each individual well site and transported by the purchasers via truck, pipeline or rail to markets under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. We have entered into a five-year agreement, beginning in the second quarter of 2015, which will allow crude oil sold to these purchasers to be transported via pipeline to Cushing, Oklahoma. In addition, we have signed a long term agreement for gathering of crude oil at the wellhead by pipeline from several of our wells and transportation to at least one central point in the Wattenberg Field, with a view toward reducing costs and minimizing truck traffic. In the Utica Shale, crude oil and condensate is sold to local purchasers at each individual well site based on NYMEX pricing, adjusted for differentials, and is typically transported by the purchasers via truck to local refineries, rail facilities or barge loading terminals on the Ohio River.

•
Natural gas. We primarily sell our natural gas to midstream service providers, marketers and utilities. Our natural gas is transported through third-party gathering systems and pipelines and we incur gathering, processing and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. We generally sell the natural gas that we produce under contracts with indexed, NYMEX or CIG monthly pricing provisions, with the remaining production sold under contracts with daily pricing provisions. Virtually all of our contracts include provisions whereby prices change monthly with changes in the market, with certain adjustments that may be made based on whether a well delivers to a gathering or transmission line and the quality of the natural gas. Therefore, the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. In certain instances, we enter into firm transportation, processing and sales agreements to provide for pipeline capacity to flow and sell a portion of our natural gas volumes. In the Wattenberg Field, the majority of our leasehold is dedicated to our primary midstream provider, DCP Midstream, LP, which gathers and processes wet natural gas produced in the basin and sells our residue gas to various markets. In the fourth quarter of 2014, we entered into an agreement with AKA Energy Group ("AKA") whereby we have committed production from a specified number of new horizontal wells to be drilled and completed prior to mid-2016. Pursuant to the agreement, AKA is required to install and operate, or contract for use of, facilities necessary to receive and purchase production volume committed under the agreement. In the Utica Shale, wet natural gas produced in our northern acreage is gathered and processed pursuant to a firm transportation agreement with MarkWest Utica EMG ("MarkWest") while wet natural gas produced in our southern acreage is gathered and processed by Blue Racer Midstream LLC ("Blue Racer"). We market our Utica residue gas to various purchasers based on a pipeline basis or NYMEX pricing. We are currently selling all of our residue gas from the MarkWest plant at a daily price based on the Chicago Citygate market, and plan to do so through October 2015.

•
NGLs. In the Wattenberg Field, all of our NGLs are sold at the tailgate of the third-party midstream service provider processing plants based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed. In the Utica Shale, our NGLs are fractionated and marketed by MarkWest and Blue Racer and sold based on month-to-month pricing in various markets. Our NGL production is sold under both short- and long-term contracts.

Gas Marketing

Our Gas Marketing segment is comprised solely of the operating activities of our wholly-owned subsidiary Riley Natural Gas ("RNG"). RNG specializes in the purchase, aggregation and sale of natural gas production in the Appalachian Basin. Financial results from our gas marketing segment were not material to our consolidated financial statements for any of the periods presented in this report and we do not expect them to be material in the future. RNG purchases for resale natural gas produced by third-party producers, as well as natural gas produced by us in the Utica Shale. The natural gas is marketed to third-party marketers, natural gas utilities and industrial and commercial customers through transportation services provided by regulated interstate/intrastate pipeline companies. RNG is party to long-term firm transportation, sales and processing agreements for pipeline capacity through August 2022. Following the sale of our 50% ownership interest in PDCM in October 2014, RNG's marketing activities were scaled down and are limited to purchasing, aggregating and selling natural gas production to attempt to meet such volume commitments. After the long-term firm transportation agreements expire, we expect to discontinue this segment.

For additional information regarding our business segments, see Note 17, Business Segments, to our consolidated financial statements included elsewhere in this report.

Areas of Operations

The following map presents the general locations of our development and production activities as of December 31, 2014:

•
Wattenberg Field, DJ Basin, Colorado. Currently, horizontal wells drilled in this area target the reservoirs in the Niobrara and Codell formations. These horizontal wells have a vertical depth ranging from approximately 6,500 to 7,500 feet, with lateral lengths of approximately 4,000 to 7,000 feet. Using pad drilling, we have increased well density in the horizontal Niobrara and Codell plays, which results in reduced per-well costs. We currently estimate that we have 2,600 gross proved undeveloped and probable horizontal projects in the Wattenberg Field drilling inventory. In addition to our horizontal drilling program, we currently operate approximately 2,450 vertical wells in the Wattenberg Field.

•
Utica Shale, southeastern Ohio. Wells drilled in this area primarily target the Point Pleasant member of the Utica Shale formation. Our acreage targets the condensate and wet natural gas windows of the Utica Shale play throughout southeastern Ohio. The horizontal wells have a vertical depth ranging from approximately 7,000 to 8,000 feet, with lateral lengths of approximately 4,000 to 7,500 feet. We currently estimate that we have approximately 50 gross probable projects for horizontal drilling in the condensate and wet natural gas windows of the Utica Shale.

Properties

Productive Wells

The following table presents our productive wells:

	Productive Wells
	As of December 31, 2014
	Crude Oil		Natural Gas		Total
Operating Region/Area	Gross	Net	Gross	Net	Gross	Net
Wattenberg Field	403	246.9	2,445	2,200.1	2,848	2,447.0
Utica Shale	16	12.7	3	3.0	19	15.7
Total productive wells	419	259.6	2,448	2,203.1	2,867	2,462.7

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

All of our proved reserves are located onshore in the U.S. Our proved reserve estimates are prepared using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and other applicable SEC rules. As of December 31, 2014, all of our proved reserves, including our proportionate share of our affiliated partnerships' reserves, have been estimated by Ryder Scott.

We have a comprehensive process that governs the determination and reporting of our proved reserves. As part of our internal control process, our reserves are reviewed annually by an internal team composed of reservoir engineers, geologists and accounting personnel for adherence to SEC guidelines through a detailed review of land records, available geological and reservoir data, and production performance data. The process includes a review of applicable working and net revenue interests and cost and performance data. The internal team compiles the reviewed data and forwards the data to Ryder Scott.

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

The professional qualifications of the internal lead engineer primarily responsible for overseeing the preparation of our reserve estimates qualify the engineer as a Reserves Estimator, as defined in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information as promulgated by the Society of Petroleum Engineers. This person holds a Bachelor of Science degree in Petroleum and Chemical Refining Engineering with a minor in Petroleum Engineering, has over 37 years of experience in reservoir engineering, is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers and is a registered Professional Engineer in the State of Colorado.

The SEC's reserve rules allow the use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. We used a combination of production and pressure performance, wireline wellbore measurements, offset analogies, seismic data and interpretation, wireline formation tests, geophysical logs and core data to calculate our reserve estimates, including the material additions to the 2014 reserve estimates. All of our proved undeveloped reserves conform to the SEC five-year rule requirement as all proved undeveloped locations are scheduled, according to an adopted development plan, to be drilled within five years of each location’s initial booking date.

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

	As of December 31,
	2014	2013 (3)	2012 (3)(4)(5)
Proved reserves
Crude oil and condensate (MMBbls)	101	94	59
Natural gas (Bcf)	537	740	604
NGLs (MMBbls)	60	49	33
Total proved reserves (MMBoe)	250	266	193
Proved developed reserves (MMBoe)	75	76	82
Estimated future net cash flows (in millions) (1)	$4,938	$4,323	$2,756
PV-10 (in millions) (2)	$3,450	$2,704	$1,709
Standardized measure (in millions)	$2,306	$1,782	$1,168
___________

(1)
Amount represents undiscounted pre-tax future net cash flows estimated by Ryder Scott of approximately $7.3 billion, $6.4 billion and $4.0 billion as of December 31, 2014, 2013 and 2012, respectively, less an internally-estimated future income tax expense of approximately $2.3 billion, $2.1 billion and $1.2 billion, respectively.

(2)
PV-10 is a non-U.S. GAAP financial measure. It is not intended to represent the current market value of our estimated reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure reported in accordance with U.S. GAAP, but rather should be considered in addition to the standardized measure. See Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-U.S. GAAP Financial Measures, for a definition of PV-10 and a reconciliation of our PV-10 value to the standardized measure.

(3)
Includes estimated reserve data related to our Marcellus Shale crude oil and natural gas properties, which were divested in October 2014. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional details related to the divestiture of these assets.

The following table sets forth information regarding estimated proved reserves for our Marcellus Shale crude oil and natural gas properties:

	As of December 31,
	2013	2012
Proved reserves
Natural gas (Bcf)	237	179
Total proved reserves (MMBoe)	40	30
Proved developed reserves (MMBoe)	9	7
Estimated future net cash flows (in millions)	$394	$135

(4)
Includes estimated reserve data related to our Piceance and northeast Colorado ("NECO") crude oil and natural gas properties which were divested in June 2013. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional details related to the divestiture of our Piceance and NECO assets.

The following table sets forth information regarding estimated proved reserves for our Piceance and NECO assets:

December 31, 2012
Proved reserves
Crude oil and condensate (MMBbls)	0.1
Natural gas (Bcf)	84
Total proved reserves (MMBoe)	14
Proved developed reserves (MMBoe)	14
Estimated future net cash flows (in millions)	$56

(5)
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

The following table sets forth information regarding estimated proved reserves for our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin crude oil and natural gas properties:

December 31, 2012
Proved reserves
Natural gas (Bcf)	11
Total proved reserves (MMBoe)	2
Proved developed reserves (MMBoe)	2
Estimated future net cash flows (in millions)	$3

The following table presents our estimated proved developed and undeveloped reserves by category and area:

	As of December 31, 2014
Operating Region/Area	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Crude Oil Equivalent (MBoe)	Percent
Proved developed
Wattenberg Field	25,339	174,680	16,397	70,849	95%
Utica Shale	1,459	11,953	605	4,056	5%
Total proved developed	26,798	186,633	17,002	74,905	100%
Proved undeveloped
Wattenberg Field	73,185	347,525	42,913	174,019	99%
Utica Shale	532	2,814	204	1,205	1%
Total proved undeveloped	73,717	350,339	43,117	175,224	100%
Proved reserves
Wattenberg Field	98,524	522,205	59,310	244,868	98%
Utica Shale	1,991	14,767	809	5,261	2%
Total proved reserves	100,515	536,972	60,119	250,129	100%

We have stress-tested our proved reserve estimates as of December 31, 2014 to determine the impact of low commodity prices. Replacing the 2014 NYMEX commodity prices used in estimating our reported proved reserves (see Supplemental Information - Crude Oil and Natural Gas Information, provided with our consolidated financial statements included elsewhere in this report) with those shown on the table below, and leaving all other parameters unchanged, results in a decrease in our estimated proved reserves of 9% or less.

	Pricing Scenario - NYMEX
	Crude Oil (per Bbl)*	Natural Gas (per MMBtu)*	Proved Reserves (MMBoe)	% Change from December 31, 2014 Estimated Reserves
2014 Reserve Report	$94.99	$4.35	250.1	—
Scenario A	70.00	4.00	238.0	(5)%
Scenario B	60.00	3.50	234.0	(7)%
Scenario C	50.00	3.25	227.0	(9)%
__________

*
These prices are indices and do not include basin differentials for crude oil and natural gas. The above reserve stress-test scenarios were calculated using the indicated index prices, less the year-end 2014 differentials we experienced for the respective commodity by basin.

Developed and Undeveloped Acreage

The following table presents our developed and undeveloped lease acreage:

	As of December 31, 2014
	Developed		Undeveloped (1)		Total
Operating Region/Area	Gross	Net	Gross	Net	Gross	Net
Wattenberg Field	97,900	88,500	8,100	7,000	106,000	95,500
Utica Shale	3,600	3,000	68,200	63,800	71,800	66,800
Total acreage	101,500	91,500	76,300	70,800	177,800	162,300

__________

(1)
Approximately 2%, 8% and 20% of our undeveloped leaseholds expire during 2015, 2016 and 2017, respectively, primarily in the Utica Shale. Substantially all of our undeveloped acreage in the Wattenberg Field is related to leaseholds that are held by production.

In 2014, we recognized an impairment charge of $158.3 million to write-down our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value, $45.7 million of which related to capitalized leasehold costs on approximately 27,500 gross, 22,800 net, undeveloped acres primarily located outside the condensate and wet natural gas windows of the Utica Shale. See Note 6, Properties and Equipment, to our consolidated financial statements included elsewhere in this report for additional information.

Drilling Activity

The following table presents information regarding the number of wells drilled or participated in for the period presented:

	Year Ended December 31,
	2014		2013		2012
Operating Region	Gross	Net	Gross	Net	Gross	Net
Wattenberg Field	158	85.9	97	61.2	66	43.0
Utica Shale	9	8.0	11	8.7	1	1.0
Other (1)	4	2.0	10	5.0	16	12.5
Total wells drilled	171	95.9	118	74.9	83	56.5
__________

(1)	Includes drilling activity in the Marcellus Shale crude oil and natural gas properties, which were divested in October 2014.

The following tables set forth our developmental and exploratory well drilling activity for the periods presented. There is no necessary correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells. Productive wells consist of wells spudded, turned-in-line and producing during the period. In-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection as of the date shown.

	Net Development Well Drilling Activity
	Year Ended December 31,
	2014				2013			2012
Operating Region/Area	Productive	In-Process	Dry		Productive	In-Process	Dry	Productive	In-Process	Dry
Wattenberg Field	90.7	42.8	1.7	(1)	53.5	15.6	0.1	31.3	7.7	—
Utica Shale	7.0	3.0	1.0	(1)	3.0	2.0	—	—	—	—
Other (2)	2.0	—	—		3.5	2.0	—	1.5	—	—
Total net development wells	99.7	45.8	2.7		60.0	19.6	0.1	32.8	7.7	—

__________

(1)	Represents two mechanical failures in the Wattenberg Field and one mechanical failure in the Utica Shale that resulted in the plugging and abandonment of the respective wells.

(2)	Includes activity in the Marcellus Shale crude oil and natural gas properties, which were divested in October 2014.

	Net Exploratory Well Drilling Activity
	Year Ended December 31,
	2014			2013			2012
Operating Region/Area	Productive	In-Process	Dry	Productive	In-Process	Dry	Productive	In-Process	Dry
Utica Shale	—	—	—	4.2	—	—	—	1.5	1.7
Other (1)	—	—	—	1.5	—	—	—	—	—
Total net exploratory wells	—	—	—	5.7	—	—	—	1.5	1.7
__________

(1)	Includes activity in the Marcellus Shale crude oil and natural gas properties, which were divested in October 2014.

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

The properties we own are subject to royalty, overriding royalty and other outstanding interests. The properties may also be subject to additional burdens, liens or encumbrances customary in the industry, including items such as operating agreements, current taxes, development obligations under crude oil and natural gas leases, farm-out agreements and other restrictions. We do not believe that any of these burdens will materially interfere with our use of the properties.

Substantially all of our crude oil and natural gas properties, excluding our share of properties held by the limited partnerships that we sponsor, have been mortgaged or pledged as security for our revolving credit facility. See Note 8, Long-Term Debt, to our consolidated financial statements included elsewhere in this report.

Facilities

We lease 56,163 square feet of office space in Denver, Colorado, which serves as our corporate office, through February 2021. We own a 32,000 square foot administrative office building located in Bridgeport, West Virginia, where we also lease approximately 18,600 square feet of office space in a second building through April 2015. This lease is not expected to be renewed.

We own or lease field operating facilities in Evans, Colorado and Marietta, Ohio.

Governmental Regulation

While the prices of crude oil and natural gas are market driven, other aspects of our business and the industry in general are heavily regulated. The availability of a ready market for crude oil and natural gas production depends on several factors that are beyond our control. These factors include, but are not limited to, regulation of production, federal and state regulations governing environmental quality and pollution control, the amount of crude oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. In general, state and federal regulations are intended to protect consumers from unfair treatment and undue control, reduce environmental and health risks from the development and transportation of crude oil and natural gas, prevent misuse of crude oil and natural gas and protect rights among owners in a common reservoir. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We believe that we are in compliance with such statutes, rules, regulations and governmental orders in all material respects, although there can be no assurance that this is or will remain the case. The following summary discussion on the regulation of the U.S. oil and gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental directives to which our operations may be subject.

Regulation of Crude Oil and Natural Gas Exploration and Production. Our exploration and production business is subject to various federal, state and local laws and regulations relating to the taxation of crude oil and natural gas, the development, production and marketing of crude oil and natural gas and environmental and safety matters. State and local laws and regulations require drilling permits and govern the spacing and density of wells, rates of production, water discharge, prevention of waste and other matters. Prior to commencing drilling activities for a well, we must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies where the well being drilled is located. Additionally, other regulated matters include:

•	bond requirements in order to drill or operate wells;

•	well locations;

•	drilling and casing methods;

•	surface use and restoration of well properties;

•	well plugging and abandoning;

•	fluid disposal; and

•	air emissions.

Colorado Governor Hickenlooper has created a task force charged with crafting recommendations to help minimize land use conflicts relating to the location of oil and gas facilities. The task force was created pursuant to a compromise under which certain potential ballot initiatives that would have impacted the oil and natural gas industry in Colorado were withdrawn from the November 2014 ballot. The task force, which is called the Task Force on State and Local Regulation of Oil and Gas Operations, is comprised of 21 members representing various interests. Recommendations of the task force regarding new or amended legislation, appropriations or other action must be approved by a two-thirds vote of the members and will be submitted to the Governor by no later than February 27, 2015. We cannot predict the outcome of this process or the proposals that are approved by the task force. In addition, depending on the outcome of the task force process and any related legislative or administrative activity, ballot initiatives affecting our operations may be proposed and adopted by the voters in future elections.

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

Additional proposals and proceedings that might affect the industry occur frequently in Congress, FERC, state commissions, state legislatures and the courts. The industry historically has been very heavily regulated and there is no assurance that the current regulatory approach recently taken by FERC and Congress will continue. We cannot determine to what extent our future operations and earnings will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Environmental Matters

Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public demand for the protection of the environment has increased dramatically in recent years. The trend of more expansive environmental legislation and regulations is expected to continue. To the extent laws are enacted or other governmental actions are taken which restrict drilling or impose environmental protection requirements resulting in increased costs, our business and prospects may be adversely affected.

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

Hydraulic fracturing is commonly used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations. We routinely apply fracturing in our crude oil and natural gas production programs. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the crude oil or natural gas to more easily flow to the wellbore. The process is generally subject to regulation by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain fracturing activities involving diesel fuel under the federal Safe Drinking Water Act ("SDWA") and issued draft guidance related to this asserted regulatory authority in February 2014. The guidance explains the EPA’s interpretation of the term “diesel fuel” for permitting purposes, describes existing Underground Injection Control Class II program requirements for permitting underground injection of diesel fuels in hydraulic fracturing and also provides recommendations for EPA permit writers in implementing these requirements. From time to time, Congress has considered legislation that would provide for broader federal regulation of hydraulic fracturing and disclosure of the chemicals used in the hydraulic fracturing process.

The White House Council on Environmental Quality continues to coordinate an administration-wide review of hydraulic fracturing. The EPA continues its study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report expected in 2015, and a final, peer-reviewed report expected in 2016. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. The U.S. Department of the Interior, through the Bureau of Land Management (the “BLM”), is also conducting a rulemaking to require disclosure of chemicals used, mandate well integrity measures, and impose other requirements relating to hydraulic fracturing on federal lands. A final rule is expected in 2015.

The states in which we operate, Colorado and Ohio, have adopted regulations regarding permitting, transparency and well construction requirements with respect to hydraulic fracturing operations and may in the future adopt additional regulations or otherwise seek to ban fracturing activities altogether. Colorado requires that all chemicals used in the hydraulic fracturing of a well be reported in a publicly searchable registry website developed and maintained by the Ground Water Protection Council and Interstate Oil and Gas Compact Commission ("Frac Focus"). The Colorado rules also require operators seeking new location approvals to provide certain information to surface owners and adjacent property owners within 500 feet of a new well. Similarly, Colorado has implemented a baseline groundwater sampling rule and a rule governing setback distances of oil and gas wells located near population centers. In December 2013, the Colorado Oil and Gas Conservation Commission (the "COGCC") issued new, more restrictive rules regarding spill reporting and remediation. See further discussion in Item 1A, Risk Factors.

In addition, during 2014, the Colorado Oil and Gas Conservation Act was amended to increase the potential sanctions for violating the Act or its implementing regulations, orders, or permits. These amendments increase the maximum penalty per violation per day from $1,000 to $15,000; eliminate a $10,000 maximum penalty for violations that do not result in significant waste of oil and gas resources, damage to correlative rights, or adverse impact to public health, safety, or welfare; require the COGCC to assess a penalty for each day there is evidence of a violation; and authorize the COGCC to prohibit the issuance of new permits and suspend certificates of clearance for egregious violations resulting from gross negligence or knowing and willful misconduct. In December 2014, the COGCC convened a hearing to consider proposed amendments to its regulations to implement this new legislation and address certain other issues. Among other things, the proposed amendments would create a new process for calculating penalties, new standards for determining days of violation and penalty amounts, and new restrictions on the use of informal enforcement procedures and penalty reductions for voluntary disclosures. A number of state and local government agencies, oil and gas companies, and non-governmental organizations are actively participating in this rulemaking process. We cannot predict the outcome of this rulemaking process, except that any regulatory amendments must be consistent with the 2014 legislation and, according to the COGCC, will have prospective effect. Nor can we predict how such regulatory amendments would affect the penalties assessed by the COGCC in future enforcement cases involving us. Although the proposed amendments could significantly increase future penalty amounts, the COGCC staff has stated that they will seek to ensure that penalties are fair and appropriate. In addition, any penalty must be approved by COGCC order, and any penalty order will be subject to judicial review.

In November 2013, the Ohio Department of Natural Resources ("ODNR") proposed draft regulations pertaining to well pad construction requirements and increased bonding for construction, and these regulations were finalized in 2014.

In Colorado, local governing bodies have begun to issue drilling moratoriums, develop jurisdictional siting, permitting and operating requirements and conduct air quality studies to identify potential public health impacts. For instance, in 2013, the City of Fort Collins, Colorado, adopted a ban on drilling and fracturing of new wells within city limits. In the November 2013 election, voters in the cities of Boulder, Lafayette, Fort Collins and Brighton passed hydraulic fracturing bans. Although we do not currently have operations in any of these areas, see Item 1A, Risk Factors, for a more detailed discussion of these bans. If new laws or regulations that significantly restrict hydraulic fracturing or well locations continue to be adopted at local levels or are adopted at the state level, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of hydrocarbons, may preclude our ability to drill wells. If hydraulic fracturing becomes more heavily regulated as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could become subject to additional permitting requirements and permitting delays, as well as potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of crude oil and natural gas that we are ultimately able to produce from our reserves. We continue to be active in stakeholder and interest groups and to engage with regulatory agencies in an open, proactive dialogue regarding these matters.

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

CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to full liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Under state laws, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. As an owner and operator of crude oil and natural gas wells, we may be liable pursuant to CERCLA and state laws.

Our operations are subject to the federal Clean Air Act ("CAA") and comparable state and local requirements. The CAA contains provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states continue the development of regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. Greenhouse gas record keeping and reporting requirements of the CAA became effective in 2011 and will continue into the future with increased costs for administration and implementation of controls. Federal New Source Performance Standards regarding oil and gas operations ("NSPS OOOO") became effective in 2012, with more amendments effective in 2013 and 2014, all of which have added administrative and operational costs. In addition, EPA has announced a comprehensive strategy to further reduce methane emissions from the oil and gas sector. EPA plans a hybrid approach using both voluntary and regulatory reduction measures. A proposed rule mandating additional reduction measures is expected in 2015 with a final rule expected in 2016. Colorado adopted new regulations to meet the requirements of NSPS OOOO and promulgated significant new rules in February 2014 relating specifically to crude oil and natural gas operations that are more stringent than NSPS OOOO and directly regulate methane emissions from affected facilities. In April 2014, the Ohio Environmental Protection Agency Division of Air Pollution Control adopted new General Permit requirements for High Volume Horizontal Hydraulic Fracturing, Oil and Gas Well Site Production Operations.

EPA has proposed to revise and lower the existing 75 part per billion ("ppb") national ambient air quality standard ("NAAQS") for ozone under the CAA to a range within 65-70 ppb. The EPA is also taking public comment on whether the ozone NAAQS should be revised to as low as 60 ppb. A lower ozone NAAQS in a range of 60-70 ppb could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirement and increased permitting delays and costs.

The federal Clean Water Act ("CWA") and analogous state laws impose strict controls against the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb wetlands or other waters of the U.S. The CWA also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control, and Countermeasure ("SPCC") requirements of the CWA require appropriate secondary containment loadout controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak. The EPA and U.S. Army Corps of Engineers released a Connectivity Report in September 2013 which determined that virtually all tributary streams, wetlands, open water in floodplains and riparian areas are connected. This report supported the drafting of proposed rules providing updated standards for what will be considered jurisdictional waters of the U.S. The proposed rules have been submitted for public comment and are expected to be finalized in 2015.

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Some of our operations may be located in areas that are or may be designated as habitats for endangered or threatened species. The U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how it identifies critical habitat for endangered and threatened species. It is unclear when this rule will be finalized.

Crude oil production is subject to many of the same operating hazards and environmental concerns as natural gas production, but is also subject to the risk of crude oil spills. Federal regulations require certain owners or operators of facilities that store or otherwise handle crude oil, including us, to procure and implement additional SPCC measures relating to the possible discharge of crude oil into surface waters. The Oil Pollution Act of 1990 ("OPA") subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from crude oil spills. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Historically, we have not experienced any significant crude oil discharge or crude oil spill problems. Our shift in production since mid-2010 to a greater percentage of crude oil increases our risks related to soil and water contamination from any future oil spills.

Our costs relating to protecting the environment have risen over the past few years and are expected to continue to rise in 2015 and beyond. Environmental regulations have increased our costs and planning time, but have had no materially adverse effect on our ability to operate to date. However, no assurance can be given that environmental regulations or interpretations of such regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on our business, financial condition or results of operations. See Note 11, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this report.

Operating Hazards and Insurance

Our exploration and production operations include a variety of operating risks, including, but not limited to, the risk of fire, explosions, blowouts, cratering, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as gas leaks, ruptures and discharges of crude oil and natural gas. The occurrence of any of these events could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Our pipeline, gathering and distribution operations are subject to the many hazards inherent in the industry. These hazards include damage to wells, pipelines and other related equipment, damage to property caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations. In 2013, we experienced widespread flooding in our Wattenberg Field operations in Weld County, Colorado, which resulted in a shut-in of approximately 200 vertical wells. We incurred significant costs to replace damaged well equipment and to bring vertical wells back on-line. In 2014, we experienced three mechanical failures during drilling that resulted in the discharge of oil and related material. The mechanical failures did not have a material adverse effect on our financial condition or results of operations.

Among the regulatory developments involving operating hazards that could impact us going forward are recent investigations by the U.S. Occupational Health and Safety Administration (“OSHA”) and other governmental authorities regarding potential worker exposure to hydrocarbon vapors from certain petroleum transfer and related tasks. Several recent worker fatalities at oil and gas facilities nationwide are being reviewed by OSHA and other governmental authorities for a potential link to hydrocarbon vapor exposure. Regulatory requirements generally relating to worker exposure to hydrocarbon vapors could be increased or receive heightened scrutiny going forward.

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

Competition and Technological Changes

We believe that our production, exploration and drilling capabilities and the experience of our management and professional staff enable us to compete effectively in our industry. We encounter competition from numerous other crude oil and natural gas companies, drilling and income programs and partnerships in all areas of operations, including drilling and marketing crude oil and natural gas, obtaining desirable crude oil and natural gas leases on producing properties, obtaining drilling, pumping and other services, attracting and retaining qualified employees and obtaining capital. International developments may influence other companies to increase their domestic crude oil and natural gas exploration. Competition among companies for favorable prospects can be expected to continue and it is anticipated that the cost of acquiring properties will increase in the future. Many of our competitors possess larger staffs and greater financial resources than we do, which may enable them to identify and acquire desirable producing properties and drilling prospects more economically. Our ability to acquire additional properties and to explore for crude oil and natural gas prospects in the future depends upon our ability to conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. We also face intense competition in other aspects of our business, including the marketing of natural gas from competitors including other producers and marketing companies.

The oil and gas industry is characterized by rapid and significant technological advancements and introduction of new products and services using new technologies. If one or more of the technologies we use now or in the future become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Employees

As of December 31, 2014, we had 343 employees. Our employees are not covered by collective bargaining agreements. We consider relations with our employees to be good.

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

Our revenue, profitability, cash flows and liquidity depend in large part upon the prices we receive for our crude oil, natural gas and NGLs. Changes in prices affect many aspects of our business, including:

•	our revenue, profitability and cash flows;

•	our liquidity;

•	the quantity and present value of our reserves;

•	the borrowing base under our revolving credit facility and access to other sources of capital; and

•	the nature and scale of our operations.

The markets for crude oil, natural gas and NGLs are often volatile, and prices may fluctuate in response to, among other things:

•	relatively minor changes in regional, national or global supply and demand;

•	regional, national or global economic conditions, and perceived trends in those conditions;

•	geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries, or OPEC; and

•	regulatory changes.

The price of oil fell significantly in the second half of 2014, from a high of $107.26 per barrel in June to a low of $53.27 per barrel in December, in each case based on WTI prices, due to a combination of factors including increased U.S. supply, global economic concerns and a decision by OPEC not to reduce supply. This decline has adversely affected, among other things, our revenue and reserves, and has caused us to reduce our budgeted 2015 capital program relative to 2014 and contributed to the recognition of an impairment charge of $158.3 million to write-down our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us.

In addition to factors affecting the price of crude oil, natural gas and NGLs generally, the prices we receive for our production are affected by factors specific to us and to the local markets where the production occurs. The prices that we receive for our production are generally lower than the relevant benchmark prices that are used for calculating commodity derivative positions. These differences, or differentials, are difficult to predict and may widen or narrow in the future based on market forces. Differentials can be influenced by, among other things, local or regional supply and demand factors and the terms of our sales contracts. Over the longer term, differentials will be significantly affected by factors such as investment decisions made by providers of midstream facilities and services, refineries and other industry participants, and the overall regulatory and economic climate. For example, increases in U.S. domestic oil production generally may result in widening differentials, particularly for production from some basins. We may be materially and adversely impacted by widening differentials on our production.
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
Our ability to market our production depends in substantial part on the availability, proximity and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. If adequate midstream facilities and services are not available to us on a timely basis and at acceptable costs, our production and results of operations will be adversely affected. These risks are greater for us than for some of our competitors because our operations are focused on areas where there is currently a substantial amount of development activity, which increases the likelihood that there will be periods of time in which there is insufficient midstream capacity to accommodate the resulting increases in production. For example, due to ongoing drilling activities by us and third parties, and hot temperatures during the summer months, the principal third-party provider we use in the Wattenberg area for midstream facilities and services experiences increased gathering system pressures during those warmer months. The resulting capacity constraints typically reduce the productivity of some of our older vertical wells and may on occasion limit incremental production from some of our newer horizontal wells. This constrains our production and reduces our revenue from the affected wells. Capacity constraints affecting natural gas production also impact the associated NGLs. We are also dependent on the availability and capacity of crude oil purchasers for our production. For example, reductions in purchases by a local crude oil refinery beginning in late 2013 increased the amount of oil that we had to transport out of the Wattenberg area for sale. This increased our transportation costs and reduced the price we received for the affected production for much of 2014. We expect this situation could occur again in the future. In addition, the use of alternative forms of transportation such as trucks or rail involve risks. For example, well-publicized accidents involving trains delivering crude oil could result in increased levels of regulation and transportation costs, and possibly shortages of railcars that meet new safety standards. We face similar risks in other areas, including our Utica operating area, as gathering/processing infrastructure is currently in the development phase and development activity has increased in recent years. In addition to causing p roduction curtailments, capacity constraints can also reduce the price we receive for the crude oil, natural gas and NGLs we produce.
A substantial part of our crude oil, natural gas and NGLs production is located in the Wattenberg Field, making us vulnerable to risks associated with operating primarily in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing formations.

Our operations are focused primarily on the Wattenberg Field, which means our current producing properties and new drilling opportunities are geographically concentrated in that area. Approximately $435 million, or 92%, of our 2015 capital program forecast is expected to be spent on development activities in the Wattenberg Field. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

•	fluctuations in prices of crude oil, natural gas and NGLs produced from the wells in the area;

•	natural disasters such as the flooding that occurred in the area in September 2013;

•	restrictive governmental regulations; and

•
curtailment of production or interruption in the availability of gathering, processing or transportation infrastructure and services, and any resulting delays or interruptions of production from existing or planned new wells.

For example, recent increases in activity in the Wattenberg Field have contributed to bottlenecks in processing and transportation that have negatively affected our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules, that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Wattenberg Field, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
Federal, state and local legislation and regulations relating to hydraulic fracturing could result in increased costs, additional drilling and operating restrictions or delays in the production of crude oil, natural gas and NGLs, and could prohibit hydraulic fracturing activities.

Most of our drilling uses hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of unconventional wells in shale, coalbed, and tight sand formations. Proposals have been introduced in the U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used by the crude oil and natural gas industry in fracturing fluids under the Safe Drinking Water Act (“SDWA”), and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, the Emergency Planning and Community Right-to-Know Act (“EPCRA”), or other laws. Sponsors of these bills, which have been subject to various proceedings in the legislative process, including in the House Energy and Commerce Committee and the Senate Environmental and Public Works Committee, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies and otherwise cause adverse environmental impacts. In March 2011, the EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. EPA issued an initial report about the study in December 2012. The initial report described the focus of the continuing study but did not include any data concerning EPA’s efforts to date, nor did it draw any conclusions about the safety of hydraulic fracturing. A draft of the report is expected in 2015 and a final, peer reviewed report is expected in 2016.

EPA has begun a Toxic Substances Control Act rulemaking which will collect expansive information on the chemicals used in hydraulic fracturing fluid, as well as other health-related data, from chemical manufacturers and processors. EPA has not indicated when it intends to issue a proposed rule, but it issued an Advanced Notice of Proposed Rulemaking in May 2014, seeking public comment on a variety of issues related to the rulemaking. Concurrently, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.

EPA also finalized major new CAA standards (New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants) applicable to hydraulically fractured natural gas wells and certain storage vessels in August 2012. The standards require, among other things, use of reduced emission completions, or green completions, to reduce volatile organic compound emissions during well completions as well as new controls applicable to a wide variety of storage tanks and other equipment, including compressors, controllers, and dehydrators. Following administrative reconsideration of a portion of the 2012 rules, EPA issued one set of final amendments to the rule in September 2013 related to storage tanks, and a second set of final amendments largely related to reduced emissions completion requirements in December 2014. Most key provisions in the new CAA standards become effective in 2015. The rules and associated amendments are substantial and will increase future costs of our operations and will require us to make modifications to our operations and install new equipment. In January 2015, EPA announced a comprehensive strategy to further reduce methane emissions from the oil and gas sector. EPA’s hybrid approach will rely partly on voluntary measures and partly on regulatory requirements. A proposed rule is expected in 2015, with a final rule to be issued in 2016. Potential new requirements under such rules could include, but are not limited to, new leak detection and repair standards, control requirements at oil well completions, replacement of certain pneumatic pumps, and additional control requirements for gathering, boosting, and compressor stations. These additional methane reduction requirements could increase future costs of our operations and require us to make modifications to our operations and install new equipment.

EPA has also issued permitting guidance under the SDWA for the underground injection of liquids from hydraulically fractured (and other) wells where diesel is used. Depending upon how it is implemented, this guidance may create duplicative requirements in certain areas, further slow down the permitting process in certain areas, increase the costs of operations, and result in expanded regulation of hydraulic fracturing activities by EPA and may therefore adversely affect even companies, such as PDC, that do not use diesel fuel in hydraulic fracturing activities. Certain other federal agencies are analyzing, or have been requested to review, environmental issues associated with hydraulic fracturing. Most notably, the U.S. Department of the Interior, through the BLM, is currently conducting a rulemaking that will require, among other things, disclosure of chemicals and more stringent well integrity measures associated with hydraulic fracturing operations on public land. The rule is in its final stages and BLM is expected to issue the rule in 2015.

In addition, the governments of certain states, including Colorado and Ohio, have adopted or are considering adopting laws and regulations that impose or could impose, among other requirements, stringent permitting or air emission control requirements, disclosure, wastewater disposal, baseline sampling, seismic monitoring, well construction and well location requirements on hydraulic fracturing operations or otherwise seek to ban underground injection of fracturing wastewater or fracturing activities altogether. For example, in January 2012, the ODNR issued a temporary moratorium on the development of hydraulic fracturing disposal wells in northeast Ohio in order to study the relationship between these wells and minor earthquakes reported in the area. As a result, ODNR promulgated new and more stringent regulations for certain underground injection wells, including requirements for a complete suite of geophysical logs, analytical interpretation of the logs, and enhanced monitoring and recording. More recently, in April 2014, ODNR shut down a number of well sites after a series of small earthquakes in northeast Ohio. After investigating the earthquakes and determining that the connection to hydraulic fracturing was “probable,” ODNR implemented new permit conditions, requiring that operators of well sites within three miles of a known fault must install sensitive seismic-monitoring equipment. Operators must also halt drilling if a seismic event exceeds 1.0 magnitude. New York has also placed a permanent moratorium on all hydraulic fracturing activities within the state. Similar initiatives could spread to states in which we operate.

At the local level, some municipalities and local governments have adopted or are considering bans on hydraulic fracturing. Voters in the cities of Fort Collins, Boulder, and Lafayette, Colorado recently approved bans of varying length on hydraulic fracturing within their respective city limits. The bans in Longmont, Lafayette, and Fort Collins were overturned by local district courts; the Boulder and Broomfield moratoria remain in place, and the Boulder County moratorium was recently extended to 2018. The Longmont City Council has appealed the district court’s decision to overturn the ban, and Fort Collins is appealing that court decision as well. Municipal bans on oil and gas development in New York were upheld in 2014 by the New York Court of Appeals. Voters in Youngstown and Bowling Green, Ohio considered bans on hydraulic fracturing, though the votes in late 2013 and early 2014 were rejected. The town of Oberlin, Ohio passed a ban on hydraulic fracturing, and other voter initiatives may seek to ban hydraulic fracturing as well. Such bans, if successful, could increase the costs of our operations, impact our profitability, and even prevent us from drilling in certain locations.

In addition, lawsuits have been filed against unrelated third parties in several states, including Colorado and Ohio, and several other states alleging contamination of drinking water by hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to crude oil, natural gas and NGL production activities using hydraulic fracturing techniques. Additional legislation, regulation, litigation, or moratoria could also lead to operational delays or lead us to incur increased operating costs in the production of crude oil, natural gas and NGLs, including from the development of shale plays, or could make it more difficult to perform hydraulic fracturing or other drilling activities. If these legislative, regulatory, litigation, and other initiatives cause a material decrease in the drilling of new wells or an increase in drilling costs, our profitability could be materially impacted.
Ballot initiatives have been proposed in Colorado that could vastly expand the right of local governments to limit or prohibit oil and natural gas production and development in their jurisdictions and could impose additional regulations on production and development activities. If any initiative or legislation of this nature is implemented and survives legal challenge, additional limitations or prohibitions could be placed on crude oil and natural gas production and development within certain areas of Colorado or the state as a whole. This could adversely affect the cost, manner, and feasibility of development activities in Colorado, particularly those involving hydraulic fracturing, and significantly affect the value of our assets and our financial results and impede our growth.
Certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced various options for ballot initiatives aimed at significantly limiting or preventing oil and natural gas development. Signatures for two such proposals were submitted for a vote at the November 2014 election. One proposed to amend the Colorado constitution to establish an “environmental bill of rights” that would have allowed local governments in Colorado the right, without limitation, to prohibit crude oil and natural gas development within their respective jurisdictions. The second proposal would have imposed a statewide mandatory minimum spacing, or setback, between oil and gas wells and occupied structures of 2,000 feet. As part of a compromise negotiated by Governor John Hickenlooper, both initiatives were withdrawn prior to the election and were not voted upon. However, these or similar proposals may be made in the future. Should any such proposal be successful and survive legal challenge, it could have a materially adverse impact on our ability to drill and/or produce crude oil and natural gas in certain areas in Colorado, or the state generally, and could materially impact our results of operations, production and reserves.
Moreover, pursuant to the compromise that resulted in the withdrawal of the 2014 proposals, Governor Hickenlooper has created a task force charged with crafting recommendations to help minimize land use and other conflicts relating to the location of oil and gas facilities. The task force has 21 members representing various interests. Recommendations of the task force regarding new or amended legislation must be approved by a two-thirds vote of the members and will be submitted to the Governor by no later than February 27, 2015. We cannot predict the outcome of this process, the proposals to be formulated by the task force or the result of any related legislative process.

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

In particular, the oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. For example, software programs are used to interpret seismic data, manage drilling activities, conduct reservoir modeling and reserves estimation, and to process and record financial and operating data.

We depend on digital technology, including information systems and related infrastructure as well as cloud application and services, to store, transmit, process and record sensitive information (including trade secrets, employee information and financial and operating data), communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves and for many other activities related to our business. The complexity of the technologies needed to explore for and develop oil, natural gas and NGLs make certain information more attractive to thieves.
Our business partners, including vendors, service providers, operating partners, purchasers of our production, and financial institutions, are also dependent on digital technology. Some of these business partners may be provided limited access to our sensitive information or our information systems and related infrastructure in the ordinary course of business.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and unintentional events, have also increased. A cyber-attack could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Certain countries are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies. Well publicized recent cyber-attacks include those directed at Anthem, Inc. and Sony Pictures, but lower profile attacks are also common.

Our technologies, systems and networks, and those of our business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, theft of property or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Given the politically sensitive nature of hydraulic fracturing and the controversy generated by its opponents, our technologies, systems and networks may be of particular interest to certain groups with political agendas, which may seek to launch cyber-attacks as a method of promoting their message. A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations. Although to date we have not experienced any significant cyber-attacks, there can be no assurance that we will not be the target of such attacks in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

In addition, our activities are subject to regulations governing conservation practices, protection of wildlife and habitat, and protection of correlative rights by state governments. For example, the federal Endangered Species Act (“ESA”) and analogous state laws restrict activities that may adversely affect endangered and threatened species or their habitat. The designation of previously unidentified endangered or threatened species or their habitat in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. For example, the U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how that agency designates critical habitat. It is unclear when that rule may be finalized, but it could expand the reach of the ESA. These regulations affect our operations, increase our costs of exploration and production, and limit the quantity of crude oil, natural gas and NGLs that we can produce and market. A major risk inherent in our drilling plans is the possibility that we will be unable to obtain needed drilling permits from relevant governmental authorities in a timely manner. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well, or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore or develop our properties.

Additionally, the crude oil and natural gas regulatory environment could change in ways that substantially increase our financial and managerial compliance costs, increase our exposure to potential damages or limit our activities. At the state level, for instance, the Colorado Oil and Gas Conservation Commission (“COGCC”) issued a rule in 2013 governing mandatory minimum setbacks between oil and gas wells and occupied buildings and other areas. Also in 2013, the COGCC issued rules that require baseline sampling of certain ground and surface water in most areas of Colorado and impose stringent spill reporting and remediation requirements. These new sampling requirements could increase the costs of developing wells in certain locations. Other regulatory amendments and policies recently adopted by the COGCC address wellbore integrity, hydraulic fracturing, well control, waste management, and spill reporting. In addition to increasing costs of operation, some of these rules and policies could prevent us from drilling wells on certain locations we plan to develop, thereby reducing our reserves as well as our future revenues. In 2014, the Colorado Oil and Gas Conservation Act was amended to increase the potential sanctions for violating the Act or its implementing regulations, orders, or permits. In January 2015, the COGCC amended its regulations to implement this new legislation. These legislative and regulatory amendments expand the COGCC’s enforcement authority and tools by, for example, mandating monetary penalties for certain types of violations, requiring a penalty to be assessed for each day of violation, and significantly increasing the maximum daily penalty amount. These changes could significantly increase both the frequency and the amount of future administrative penalties assessed by the COGCC.

In addition, in February 2014, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) finalized regulations imposing stringent new requirements relating to air emissions from oil and gas facilities in Colorado. The new rules impose significantly more stringent control, monitoring, recordkeeping, and reporting requirements than those required under comparable new federal rules, promulgated at 40 C.F.R. Part 60, Subpart OOOO. In addition, as part of the rule, the AQCC approved the direct regulation of hydrocarbon (i.e., methane) emissions from the Colorado oil and gas sector. Such state-only, direct regulation of methane (a greenhouse gas) from a single industry sector in the absence of comparable federal regulation is a significant new authority being asserted at the state level and has the potential to adversely affect operations in Colorado as well as in other parts of the country. Along the same lines, local governments are undertaking air quality studies to assess potential public health impacts from oil and gas operations. These studies, in combination with other air quality-related studies that are national in scope, may result in the imposition of additional regulatory requirements on oil and gas operations.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or the “Superfund law”) and some comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment This includes potential liability for activities on properties we may currently own or operate upon, but where previous owner/operators caused the release of a hazardous substance. In addition, we may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Regulatory focus on worker safety and health regulations involving operating hazards in oil and natural gas exploration and production activities is also increasing. One example is a recent investigation by OSHA and other governmental authorities regarding potential worker exposure to hydrocarbon vapors from certain fuel transfer and related tasks. Several recent worker fatalities at oil and gas facilities nationwide are being reviewed by OSHA and other governmental authorities for a potential link to hydrocarbon vapor exposure. Regulatory requirements generally relating to worker exposure to hydrocarbon vapors could be increased or receive heightened scrutiny going forward.

Other potential laws and regulations affecting us include new or increased severance taxes proposed in several states, including Ohio. This could adversely affect our existing operations in the state and the economic viability of future drilling. Additional laws, regulations, or other changes could significantly reduce our future growth, increase our costs of operations, and reduce our cash flows, in addition to undermining the demand for the crude oil, natural gas and NGLs we produce.
Our ability to produce crude oil, natural gas and NGLs could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.

Our operations could be adversely impacted if we are unable to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). In addition, Colorado has a relatively arid climate and experiences drought conditions from time to time. As a result, future availability of water from certain sources used in the past may become limited.

The imposition of new environmental initiatives relating to wastewater could restrict our ability to conduct certain operations such as hydraulic fracturing. This includes potential restrictions on waste disposal, including, but not limited to, produced water, drilling fluids, and other wastes associated with the exploration, development, or production of hydrocarbons. For example, in 2010 a petition was filed by the Natural Resources Defense Council with EPA requesting that the agency reassess its prior and long-standing determination that certain oil and natural gas exploration and production wastes would not be regulated as hazardous waste under Subtitle C of the RCRA. EPA has not yet acted on the petition and it remains pending. Were EPA to begin treating some or all of these wastes as “hazardous” under Subtitle C in response to the petition, the consequences for our operations would be serious, and would include a significant increase in costs associated with waste treatment and disposal and a potential inability to conduct operations in some instances.

The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge fill and pollutants into regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters of the United States has complicated, and will continue to complicate and increase the cost of, obtaining such permits or other approvals. Most recently, EPA and the U.S. Army Corps of Engineers have issued a proposed rule on defining jurisdictional waters of the United States. An expansive definition of such jurisdictional waters could affect our ability to operate in certain areas, increase costs of operations, and cause significant scrutiny and delays in permitting. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. These permits, in turn, impose far-ranging monitoring, flow control, and other obligations that have generated, and will continue to generate, increased costs for our operations.

In October 2011, EPA announced its intention to develop federal pretreatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the pretreatment rules will require shale gas operations to pretreat wastewater before transfer to treatment facilities. Proposed rules are expected in early 2015. Some states, including Pennsylvania, have banned the treatment of fracturing wastewater at publicly owned treatment facilities. There has been recent nationwide concern, particularly in Ohio, over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. As seen in Ohio, it is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others.

Finally, the EPA study noted above has focused and will continue to focus on various stages of water use in hydraulic fracturing operations. It is possible that, following the conclusion of EPA’s study, the agency will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. In addition, an inability to meet our water supply needs to conduct our completion operations may adversely impact our business. These water-related concerns are heightened by the potential for flooding events in Colorado such as those that occurred in 2013. For example, during that flood we experienced damage to some of our facilities as well as other operational impediments.

Reduced commodity prices could result in significant impairment charges and significant downward revisions of proved reserves.

Crude oil prices fell dramatically in the second half of 2014 and the domestic natural gas market remains weak. Low commodity prices could result in, among other adverse effects, significant impairment charges. The cash flow model we use to assess properties for impairment includes numerous assumptions, such as management’s estimates of future oil and gas production and commodity prices, market outlook on forward commodity prices and operating and development costs. All inputs to the cash flow model must be evaluated at each date that the estimate of future cash flows for each producing basin is calculated. However, a significant decrease in long-term forward prices alone could result in a significant impairment for our properties that are sensitive to declines in prices. In December 2012, we recognized an impairment charge of $161.2 million associated with our Piceance Basin proved crude oil and natural gas properties. In 2013, we recognized additional charges of $48.8 million associated with our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties. In December 2014, we recognized a charge of $158.3 million associated with our Utica Shale properties. Similar charges could occur in the future. In addition, low commodity prices could result in significant downward revisions to our proved reserves.
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

If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources could increase, and there can be no assurance that such other sources of capital would be available at that time on reasonable terms or at all. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. Our inability to obtain sufficient financing on acceptable terms would adversely affect our financial condition and profitability.
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

At December 31, 2014, approximately 70% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $2.3 billion during the five years ending December 31, 2019. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.

The present value of the estimated future net cash flows from our proved reserves is not necessarily the same as the current market value of those reserves. Pursuant to SEC rules, the estimated discounted future net cash flows from our proved reserves, and the estimated quantity of those reserves, were based on the prior 12-month average crude oil and natural gas index prices. However, factors such as actual prices we receive for crude oil and natural gas and hedging instruments, the amount and timing of actual production, the amount and timing of future development costs, the supply of and demand for crude oil, natural gas and NGLs and changes in governmental regulations or taxation, also affect our actual future net cash flows from our properties. Because market prices for crude oil at the end of 2014 were significantly lower than the average price for the year determined under SEC rules, the estimated quantity and present values of our reserves presented in this report are higher than they would be if we had used year-end oil prices instead. Moreover, the lower year-end prices may be more reflective of future economic conditions.

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

We have identified a number of well locations as an estimation of our future multi-year drilling activities on our existing acreage. These well locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including:

•	crude oil, natural gas and NGL prices;

•	the availability and cost of capital;

•	drilling and production costs;

•	availability of drilling services and equipment;

•	drilling results;

•	lease expirations;

•	midstream constraints;

•	access to and availability of water sourcing and distribution systems;

•	regulatory approvals; and

•	other factors.

Because of these factors, we do not know if the numerous potential well locations we have identified will ever be drilled or if we will be able to produce crude oil, natural gas or NGLs from these or any other potential well locations. We reduced our budgeted capital expenditures in 2015 relative to 2014 in response to significant declines in the market price of crude oil, and we expect to drill fewer wells during the year - and none targeting the Utica Shale - as a result. In addition, the number of drilling locations available to us will depend in part on the spacing of wells in our operating areas. An increase in well density in an area could result in additional locations in that area, but a reduced production performance from the area on a per-well basis. Further, certain of the horizontal wells we intend to drill in the future may require pooling of our lease interests with the interests of third parties. If these third parties are unwilling to pool their interests with ours, and we are unable to require such pooling on a timely basis or at all, this may limit the total locations we can drill. As such, our actual drilling activities may materially differ from those presently identified. Further, our inventory of drilling projects includes locations in addition to those that we currently classify as proved, probable and possible. The development of and results from these additional projects are more uncertain than those relating to probable and possible locations, and significantly more uncertain than those relating to proved locations.

The wells we drill may not yield crude oil, natural gas or NGLs in commercially viable quantities, and productive wells may be less successful than we expect.

A prospect is a property on which our geologists have identified what they believe, based on available information, to be indications of hydrocarbon-bearing rocks. However, our geologists cannot know conclusively prior to drilling and testing whether crude oil, natural gas or NGLs will be present in sufficient quantities to repay drilling or completion costs and generate a profit given the available data and technology. Furthermore, even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques do not enable our geologists to be certain as to whether hydrocarbons are, in fact, present in those structures or the quantity of the hydrocarbons. In addition, the use of 3-D seismic and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures, which may result in a reduction in our returns or losses. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline. If a well is determined to be dry or uneconomic, which can occur even though it contains some crude oil, natural gas or NGLs, it is classified as a dry hole and must be plugged and abandoned in accordance with applicable regulations. This generally results in the loss of the entire cost of drilling and completion to that point, the cost of plugging, and lease costs associated with the prospect. Even wells that are completed and placed into production may not produce sufficient crude oil, natural gas and NGLs to be profitable, or they may be less productive and/or profitable than we expected. If we drill a dry hole or unprofitable well on a current or future prospect, the profitability of our operations will decline and the value of our properties will likely be reduced. These risks are greater in developing areas such as the Utica Shale. Exploratory drilling is typically subject to substantially greater risk than development drilling. In addition, initial results from a well are not necessarily indicative of its performance over a longer period.

Drilling for and producing crude oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

Drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling can be unprofitable, not only due to dry holes, but also due to curtailments, delays or cancellations as a result of other factors, including:

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

We conduct exploratory drilling in order to identify additional opportunities for future development. Under the “successful efforts” method of accounting that we use, the cost of unsuccessful exploratory wells must be charged to expense in the period in which the wells are determined to be unsuccessful. In addition, lease costs for acreage condemned by the unsuccessful well must also be expensed. In contrast, unsuccessful development wells are capitalized as a part of the investment in the field where they are located. Because exploratory wells generally are more likely to be unsuccessful than development wells, we anticipate that some or all of our exploratory wells may not be productive. The costs of such unsuccessful exploratory wells could result in a significant reduction in our profitability in periods when the costs are required to be expensed.

Increasing finding and development costs may impair our profitability.

In order to continue to grow and maintain our profitability, we must add new reserves that exceed our production over time at a finding and development cost that yields an acceptable operating margin and DD&A rate. Without cost effective exploration, development or acquisition activities, our production, reserves and profitability will decline over time. Given the relative maturity of most crude oil and natural gas basins in North America and the level of activity in the industry, the cost of finding new reserves through exploration and development operations is high in some basins. The acquisition market for properties has become extremely competitive among producers for additional production and expanded drilling opportunities in North America. Acquisition values for crude oil properties have climbed in recent years and may increase in the future. This increase in finding and development costs results in higher DD&A rates. If the upward trend in crude oil finding and development costs continues, we will be exposed to an increased likelihood of a write-down in the carrying value of our crude oil properties in response to decreases in commodity prices and/or reduction in the profitability of our operations.

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

Servicing our indebtedness and satisfying our other obligations will require a significant amount of cash. Our cash flows from operating activities and other sources may not be sufficient to fund our liquidity needs. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend on our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions, including depressed commodity pricing, and financial, business and other factors, many of which are beyond our control.

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

The revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based upon projected revenues from the properties securing their loan. The significant recent decrease in the price of crude oil is likely to have an adverse effect on the borrowing base. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other crude oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the revolving credit facility. Our inability to borrow additional funds under our revolving credit facility could adversely affect our operations and our financial results.

If we are unable to comply with the restrictions and covenants in the agreements governing our indebtedness, there would be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would impact our ability to make principal and interest payments on our indebtedness and satisfy our other obligations.

Any default under the agreements governing our indebtedness, including a default under our revolving credit facility that is not waived by the required lenders, and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal and interest on our indebtedness and satisfy our other obligations. If we are unable to generate sufficient cash flows and are otherwise unable to obtain the funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our revolving credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our revolving credit facility to avoid being in default and we may not be able to obtain such a waiver. If this occurs, we would be in default under our revolving credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. We cannot assure you that we will be granted waivers or amendments to our debt agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

We may be able to incur additional debt in the future. Although our debt agreements contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In particular, we may borrow under the revolving credit facility, and expect to do so in 2015. We may also consider investments in joint ventures or acquisitions that may increase our indebtedness. Adding new debt to current debt levels could intensify the related risks that we and our subsidiaries now face.

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

We operate approximately 89% of the wells in which we own an interest. If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The success and timing of drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise (including safety and environmental compliance) and financial resources, inclusion of other participants in drilling wells, and use of technology. The failure by an operator to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce production and revenues and adversely affect our profitability. These risks have been increasing for us in recent years as our capital expenditures for non-operated projects have risen significantly. Our lack of control over non-operated properties also makes it more difficult for us to forecast capital expenditures, production and related matters.

Our derivative activities could result in financial losses or reduced income from failure to perform by our counterparties or could limit our potential gains from increases in prices.

We use derivatives for a portion of the production from our own wells and for natural gas purchases and sales by our marketing subsidiary to achieve more predictable cash flows, to reduce exposure to adverse fluctuations in commodity prices, and to allow our natural gas marketing company to offer pricing options to natural gas sellers and purchasers. These arrangements expose us to the risk of financial loss in some circumstances, including when purchases or sales are different than expected or the counterparty to the derivative contract defaults on its contractual obligations. Based on current commodity prices and our current hedging position, we may receive significant revenues from our hedging positions in 2015, increasing the adverse consequences to us if a derivative counterparty fails to perform. In addition, many of our derivative contracts are based on WTI or another oil or natural gas index price. The risk that the differential between the index price and the price we receive for the relevant production may change unexpectedly makes it more difficult to hedge effectively and increases the risk of a hedging-related loss.

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

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel.

Our future success depends to a large extent on the services of our key employees. The loss of one or more of these individuals could have a material adverse effect on our business. Furthermore, competition for experienced technical and other professional personnel remains strong. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise.

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

In December 2009, EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. In June 2010, EPA published its final rule to address the permitting of greenhouse gas emissions from stationary sources under the CAA’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of greenhouse gas emissions in a multi-step process, with the largest sources first subject to permitting. It was widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions would be required to also reduce those emissions according to “best available control technology” (“BACT”) standards. In its permitting guidance for greenhouse gases, issued in November 2010, EPA recommended options for BACT from the largest sources, which include improved energy efficiency, among others. EPA also issued a final rule in July 2013 retaining the “tailored” permitting thresholds, opting not to extend greenhouse gas permitting requirements to smaller stationary sources at that time.

In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued an opinion and order in Coalition for Responsible Regulation v. Environmental Protection Agency, upholding EPA’s greenhouse gas-related rules, including the “tailoring rule,” against challenges from various state and industry group petitioners. In October 2013, the United States Supreme Court in Utility Air Regulatory Group v. EPA, accepted a petition for certiorari to decide whether EPA correctly determined that its regulation of greenhouse gases from mobile sources triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases. In June 2014, the Supreme Court upholded a portion of EPA’s GHG stationary source program, but invalidated a portion of it. The Court held that stationary sources already subject to the PSD or Title V program for non-GHG criteria pollutants remained subject to GHG BACT requirements, but ruled that sources subject to the PSD or Title V program only for GHGs could not be forced to comply with GHG BACT requirements. Upon remand, EPA is considering how to implement the Court’s decision. Depending on what EPA does, it is possible that any regulatory or permitting obligation that limits emissions of greenhouse gases could extend to smaller stationary sources and require us to incur costs to reduce and monitor emissions of greenhouse gases associated with our operations and also adversely affect demand for the crude oil and natural gas that we produce.

In the past, Congress has considered various pieces of legislation to reduce emissions of greenhouse gases. Congress has not adopted any significant legislation in this respect to date, but could do so in the future. For example, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such measures could include a carbon tax, which could result in additional direct costs to our operations. In the absence of such national legislation, many states and regions have taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. For example, in February 2014, Colorado adopted rules directly regulating methane emissions from the oil and gas sector.

President Obama has indicated that climate change and greenhouse gas regulation is a significant priority for his second term. The President issued a Climate Action Plan in June 2013 that, among other things, calls for a reduction in methane emissions from the oil and gas sector. In November 2013, the President released an Executive Order charging various federal agencies, including EPA, with devising and pursuing strategies to improve the country’s preparedness and resilience to climate change. In part through these executive actions, the direct regulation of methane emissions from the oil and gas sector continues to be a focus of regulation. Most notably, in March 2014, EPA published a series of Methane White Papers addressing suspected methane emissions from the oil and gas sector. The agency announced in early 2015 that it will be proposing new rules aimed at further reducing methane emissions from the oil and gas sector in 2015, with final rules expected in 2016. These rules will build on the Methane White Papers and will likely include new regulatory requirements affecting our operations. In addition to the proposed Colorado rules discussed above and in “Business and Properties-Governmental Regulation-Environmental Matters,” a lawsuit has been filed by several northeastern states that would require EPA to more stringently regulate methane emissions from the oil and gas sector. The passage of legislation, or executive and other initiatives that limit emissions of greenhouse gases from our equipment and operations, could require us to incur costs to reduce the greenhouse gas emissions, and it could also adversely affect demand for the crude oil and natural gas that we produce.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. Flooding that occurred in Colorado in 2013 is an example of an extreme weather event that negatively impacted our operations. If such events were to continue to occur, or become more frequent, our operations could be adversely affected in various ways, including through damage to our facilities from increased costs for insurance.

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

The cost of defending any suits brought against us, and any judgments or settlements resulting from such suits, could have an adverse effect on our results of operations and financial condition.

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. For example, in recent years, we have been subject to lawsuits regarding royalty practices and payments and matters relating to certain of our affiliated partnerships. The outcome of pending legal proceedings is inherently uncertain. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, the resolution of such a proceeding could result in penalties or sanctions, settlement costs and/or judgments, consent decrees or orders requiring a change in our business practices, any of which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties, sanctions or costs may be insufficient. Judgments and estimates to determine accruals or the anticipated range of potential losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

Unless production is established within the spacing units covering the undeveloped acres on which some of our drilling locations are identified, our leases for such acreage will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. As such, our actual drilling activities may differ materially from our current expectations, which could adversely affect our business. These risks are greater at times and in areas where the pace of our exploration and development activity slows, such as currently in the Utica Shale, where we have suspended drilling activity due to lower commodity prices. In addition, we do not operate a substantial portion of our Utica Shale acreage. Our relative lack of control over this non-operated acreage increases the risk that some of our leases will expire.

We may incur losses as a result of title defects in the properties in which we invest.

It is our practice in acquiring oil and gas leases or interests not to incur the expense of retaining lawyers to examine the title to the mineral interest at the time of acquisition. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. Leases in the Utica area are particularly vulnerable to title deficiencies due the long history of land ownership in the area and correspondingly extensive and complex chains of title. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. While we typically obtain title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the minerals under the property.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share, is traded on the NASDAQ Global Select Market under the symbol PDCE. The following table sets forth the range of high and low sales prices for our common stock for each of the periods presented:

	High	Low

January 1 - March 31, 2013	$53.80	$33.39
April 1 - June 30, 2013	55.56	38.02
July 1 - September 30, 2013	66.03	51.46
October 1 - December 31, 2013	73.93	51.32
January 1 - March 31, 2014	64.27	44.72
April 1 - June 30, 2014	70.44	56.88
July 1 - September 30, 2014	63.73	49.82
October 1 - December 31, 2014	50.95	27.91

As of February 2, 2015, we had approximately 696 shareholders of record. Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our revolving credit facility and the indenture governing our 7.75% senior notes due 2022 and we presently intend to continue a policy of using retained earnings for expansion of our business. See Note 8, Long-term Debt, to our consolidated financial statements included elsewhere in this report.

The following table presents information about our purchases of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

October 1 - 31, 2014	5,632	$45.94
November 1 - 30, 2014	2,083	34.33
December 1 - 31, 2014	15,304	41.27
Total fourth quarter purchases	23,019	41.79
__________

(1)	Purchases primarily represent shares purchased from employees for the payment of their tax liabilities related to the vesting of securities issued pursuant to our stock-based compensation plans.

SHAREHOLDER PERFORMANCE GRAPH

The performance graph below compares the cumulative total return of our common stock over the five-year period ended December 31, 2014, with the cumulative total returns for the same period for the Standard and Poor's ("S&P") 500 Index and the Standard Industrial Code ("SIC") Index. The SIC Index is a weighted composite of 253 crude petroleum and natural gas companies. The cumulative total shareholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our common stock on December 31, 2009 and in the S&P 500 Index and the SIC Index on the same date. The results shown in the graph below are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended/As of December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data and as noted)
Statement of Operations (From Continuing Operations):
Crude oil, natural gas and NGLs sales	$471.4	$340.8	$228.0	$216.1	$144.8
Commodity price risk management gain (loss), net	310.3	$(23.9)	29.3	39.4	59.4
Total revenues	856.2	392.7	307.1	323.3	274.8
Income (loss) from continuing operations	107.3	(21.1)	(19.4)	23.2	23.8

Earnings per share from continuing operations:
Basic	$3.00	$(0.65)	$(0.70)	$0.98	$1.23
Diluted	2.93	(0.65)	(0.70)	0.97	1.21

Statement of Cash Flows:
Net cash from:
Operating activities	$236.7	$159.2	$174.7	$151.8	$143.9
Investing activities	(474.1)	(217.1)	(451.9)	(300.9)	(142.3)
Financing activities	60.3	248.7	271.4	171.5	(20.6)
Capital expenditures	628.6	394.9	347.7	162.7	143.0
Acquisitions of crude oil and natural gas properties	—	9.7	312.2	158.1	—

Balance Sheet:
Total assets	$2,340.6	$2,025.2	$1,698.0	$1,389.0	$1,250.3
Working capital	30.3	112.4	(22.0)	16.2	32.9
Long-term debt	664.9	605.0	532.2	295.7	280.7
Total equity	1,137.4	967.6	664.1	642.2	538.6

Pricing and Lease Operating Expenses From to Continuing Operations (per Boe):
Average sales price (excluding net settlements on derivatives)	$50.72	$52.23	$46.85	$49.97	$43.38
Average lease operating expenses	4.36	4.78	4.57	4.56	3.97

Production (MBoe):
Production from continuing operations	9,294.4	6,524.7	4,866.5	4,324.4	3,336.6
Production from discontinued operations	1,093.0	2,032.6	3,458.7	3,596.3	3,102.8
Total production	10,387.4	8,557.3	8,325.2	7,920.7	6,439.4

Total proved reserves (MMBoe) (1)(2)(3)	250.1	265.8	192.8	169.3	143.4
______________

(1)
Includes total proved reserves related to our Marcellus Shale and shallow Upper Devonian Appalachian Basin assets of 40 MMBoe, 30 MMBoe, 22 MMBoe and 11MMBoe as of December 31, 2013, 2012, 2011 and 2010, respectively. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional details related to the divestiture of our Marcellus Shale and shallow Upper Devonian Appalachian Basin assets.

(2)
Includes total proved reserves related to our Piceance Basin and NECO assets of 14 MMBoe, 59 MMBoe, and 76 MMBoe as of December 31, 2012, 2011 and 2010, respectively. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional details related to the divestiture of our Piceance Basin and NECO assets.

(3)
Includes total proved reserves related to our Permian Basin assets of 11 MMBoe and 5 MMBoe as of December 31, 2011 and 2010, respectively. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional details related to the divestiture of our Permian Basin assets.

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

EXECUTIVE SUMMARY

2014 Financial Overview

Crude oil, natural gas and NGLs sales from continuing operations increased in 2014 by $130.6 million, or 38%, compared to 2013. The growth in crude oil, natural gas and NGLs sales was the result of increased production. For the month ended December 31, 2014, we maintained an average production rate of 30 MBoe per day. Production of 9.3 MMboe from continuing operations for the year ended December 31, 2014 represents an increase of 42% as compared to the year ended December 31, 2013, primarily attributable to our successful horizontal Niobrara and Codell drilling program in the Wattenberg Field. Crude oil production from continuing operations increased 49% in 2014, while NGLs production from continuing operations increased 68%. Our liquids percentage of total production from continuing operations was 65% in 2014. Natural gas production from continuing operations increased 25% in 2014 compared to 2013. Higher natural gas index prices at derivatives settlement during 2014 were the primary reason for negative net settlements on derivative positions of $0.8 million in 2014 compared to positive net settlements of $11.2 million in 2013. Crude oil, natural gas and NGLs sales, including the impact of net settlements on derivatives, was $470.6 million in 2014 compared to $352.0 million in 2013. This represents an increase of 34% in 2014 compared to 2013.

Other significant changes impacting our 2014 results of operations include the following:

•
Positive net change in the fair value of unsettled derivatives in 2014 was $311.1 million compared to a negative net change in the fair value of unsettled derivative positions of $35.1 million in 2013, as the crude oil and natural gas forward curves shifted significantly lower during the later months of 2014;

•
Impairment of crude oil and natural gas properties increased to $163.5 million in 2014 compared to $52.5 million in 2013, primarily related to the $158.3 million write-down of our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value, $112.6 million of which was for proved producing properties and $45.7 million for unproved properties;

•
General and administrative expense increased to $115.9 million in 2014 compared to $60.0 million in 2013, primarily attributable to $40.3 million recorded in 2014 in connection with settlement of certain partnership-related class action litigation and litigation arising from bankruptcy proceedings of certain affiliated partnerships;

•	Depreciation, depletion and amortization expense increased to $192.5 million compared to $115.6 million in 2013, mainly due to the increase in production; and

•
Gain on sale of properties and equipment classified as discontinued operations increased to $76.5 million compared to a loss on sale of properties and equipment classified as discontinued operations of $1.7 million in 2013.

Available liquidity as of December 31, 2014 was $398.4 million compared to $647.0 million as of December 31, 2013. Available liquidity is comprised of $16.1 million of cash and cash equivalents and $382.3 million available for borrowing under our revolving credit facility. In addition to our currently elected commitment of $450 million, we have an additional $250 million of borrowing base availability under our revolving credit facility, subject to certain terms and conditions of the agreement. Considering the additional $250 million, our liquidity position as of December 31, 2014 would have been $648.3 million. With our current derivative position, available liquidity and expected cash flows from operations, we believe we have sufficient liquidity to allow us to execute our expected capital program through 2015.

Operational Overview

Drilling Activities. During 2014, we continued to execute our strategic plan of increasing production, reserves and cash flows from drilling operations in the Wattenberg Field in Colorado and the Utica Shale play in southeastern Ohio. In the Wattenberg Field, we are currently running five drilling rigs. In 2014, we spudded 116 horizontal wells in the Wattenberg Field, turned-in-line 86 horizontal wells and participated in 84 gross, 18.7 net, horizontal non-operated drilling projects. We spudded 11 horizontal Utica wells in 2014 and turned-in-line eight horizontal wells.

Divestiture of Appalachian Marcellus Shale Assets. In October 2014, we completed the sale of our entire 50% ownership interest in PDCM to an unrelated third-party for aggregate consideration, after our share of PDCM's debt repayment and other working capital adjustments, of approximately $192 million, comprised of approximately $153 million in net cash proceeds and a promissory note due in 2020 of approximately $39 million. The transaction included the buyer's assumption of our share of the firm transportation commitment related to the assets owned by PDCM, as well as our share of PDCM's natural gas hedging positions for the years 2014 through 2017. The divestiture resulted in a pre-tax gain of $76.3 million. Proceeds from the divestiture were used to reduce outstanding borrowings on our revolving credit facility and to fund a portion of our 2014 capital budget.

2015 Operational Outlook

We expect our production for 2015 to range between 13.5 MMBoe to 14.5 MMBoe and that our production rate will average approximately 38,400 Boe per day at the mid-point of that range. Our projected expenditures for our 2015 capital program has been reduced to approximately $473 million. The updated 2015 capital program maintains our five-rig drilling program in the Wattenberg Field, but has been adjusted for anticipated service cost reductions and lower non-operated spending, partially offset by increased working interests on certain planned 2015 wells. Our 2015 capital program forecast is expected to be directed primarily to development drilling in the Wattenberg Field, completion of a four-well pad in the Utica Shale and for other miscellaneous projects. Our 2015 capital program forecast includes $435 million of development capital and $38 million for lease acquisition and other capital expenditures. A further deterioration of commodity prices could negatively impact our financial condition and results of operations. We may further revise our capital program forecast during the year as a result of, among other things, commodity prices, acquisitions or dispositions of assets, drilling results, changes in our borrowing capacity and/or significant changes in cash flows.

Wattenberg Field. We expect to invest approximately $435 million in the Wattenberg Field in 2015, continuing with a five-rig drilling program. The capital program forecast is expected to consist of $379 million for our operated drilling program and $56 million for non-operated projects. We expect to spud approximately 119 and turn-in-line 109 horizontal Niobrara or Codell wells, of which 40% are expected to be extended length laterals of approximately 6,500 feet to 7,000 feet. Approximately 60% of the wells are expected to target the Niobrara formation, with the remainder targeting the Codell formation. We expect to participate in approximately 85 gross, 14.2 net, non-operated horizontal opportunities in 2015.

Utica Shale. Based on current low commodity prices and large natural gas price differentials in Appalachia, we have elected to temporarily cease drilling in the Utica Shale in favor of allocating more of our 2015 capital program to our higher return projects in the Wattenberg inner and middle core areas. In 2015, we plan to invest a total of $35 million in the Utica Shale to complete and turn-in-line the four-well Cole pad that was in-process as of December 31, 2014 and for lease acquisitions and other capital expenditures. We expect to resume our Utica Shale drilling program when commodity prices and net-back realizations rebound.

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

Results of Operations

Summary Operating Results

The following table presents selected information regarding our operating results from continuing operations:

	Year Ended December 31,
				Percent Change
	2014	2013	2012	2014-2013	2013-2012
	(dollars in millions, except per unit data)
Production (1)
Crude oil (MBbls)	4,321.9	2,909.7	1,987.8	48.5%	46.4%
Natural gas (MMcf)	19,298.0	15,431.2	12,247.8	25.1%	26.0%
NGLs (MBbls)	1,756.2	1,043.2	837.3	68.3%	24.6%
Crude oil equivalent (MBoe) (2)	9,294.4	6,524.7	4,866.5	42.4%	34.1%
Average MBoe per day	25.5	17.9	13.3	42.4%	34.4%
Crude Oil, Natural Gas and NGLs Sales
Crude oil	$348.6	$261.6	$173.5	33.3%	20.4%
Natural gas	74.7	50.0	31.6	49.4%	58.2%
NGLs	48.1	29.2	22.9	64.7%	27.5%
Total crude oil, natural gas and NGLs sales	$471.4	$340.8	$228.0	38.3%	49.5%

Net Settlements on Derivatives (3)
Natural gas	$(3.1)	$14.3	$44.1	*	(67.6)%
Crude oil	2.3	(3.1)	(0.5)	*	*
Total net settlements on derivatives	$(0.8)	$11.2	$43.6	*	(74.3)%

Average Sales Price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$80.67	$89.92	$87.27	(10.3)%	3.0%
Natural gas (per Mcf)	3.87	3.24	2.58	19.4%	25.6%
NGLs (per Bbl)	27.39	27.97	27.33	(2.1)%	2.3%
Crude oil equivalent (per Boe)	50.72	52.23	46.85	(2.9)%	11.5%

Average Lease Operating Expenses (per Boe)
Wattenberg Field	$4.60	$4.37	$3.88	5.3%	12.6%
Utica Shale	1.82	1.50	5.86	21.3%	*
Other	2.04	13.53	12.11	(84.9)%	11.7%
Weighted-average	4.36	4.78	4.57	(8.8)%	4.6%

Natural Gas Marketing Contribution Margin (4)	$(0.4)	$(0.3)	$0.4	(33.3)%	*

Other Costs and Expenses
Exploration expense	$0.9	$6.3	$18.2	(85.0)%	(65.2)%
Impairment of crude oil and natural gas properties	163.5	52.5	5.0	*	*
General and administrative expense	115.9	60.0	54.8	93.2%	9.4%
Depreciation, depletion and amortization	192.5	115.6	91.1	66.5%	26.9%

Loss on extinguishment of debt	$—	$—	$23.3	*	*
Interest expense	$47.8	$50.1	$47.5	(4.6)%	5.6%

*	Percentage change is not meaningful or equal to or greater than 300%.
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

Crude Oil, Natural Gas and NGLs Sales

The following tables present crude oil, natural gas and NGLs production and weighted-average sales price for continuing operations:

	Year Ended December 31,
				Change
Production by Operating Region	2014	2013	2012	2014-2013	2013-2012
Crude oil (MBbls)
Wattenberg Field	4,026.7	2,783.1	1,979.1	44.7%	40.6%
Utica Shale	295.2	122.8	3.0	140.4%	*
Other	—	3.8	5.7	*	(33.3)%
Total	4,321.9	2,909.7	1,987.8	48.5%	46.4%
Natural gas (MMcf)
Wattenberg Field	17,108.9	12,724.3	9,844.7	34.5%	29.3%
Utica Shale	2,152.9	561.1	2.1	283.7%	*
Other	36.2	2,145.8	2,401.0	(98.3)%	(10.6)%
Total	19,298.0	15,431.2	12,247.8	25.1%	26.0%
NGLs (MBbls)
Wattenberg Field	1,605.7	1,034.4	837.3	55.2%	23.5%
Utica Shale	150.5	8.8	—	*	*
Total	1,756.2	1,043.2	837.3	68.3%	24.6%
Crude oil equivalent (MBoe)
Wattenberg Field	8,483.8	5,938.2	4,457.3	42.9%	33.2%
Utica Shale	804.6	225.2	3.3	257.3%	*
Other	6.0	361.3	405.9	(98.3)%	(11.0)%
Total	9,294.4	6,524.7	4,866.5	42.4%	34.1%

*	Percentage change is not meaningful or equal to or greater than 300%.
Amounts may not recalculate due to rounding.

	Year Ended December 31,
Average Sales Price by Operating Region				Change
(excluding net settlements on derivatives)	2014	2013	2012	2014-2013	2013-2012
Crude oil (per Bbl)
Wattenberg Field	$80.61	$89.83	$87.27	(10.3)%	2.9%
Utica Shale	81.52	91.90	76.57	(11.3)%	20.0%
Other	—	92.88	92.72	*	0.2%
Weighted-average price	80.67	89.92	87.27	(10.3)%	3.0%
Natural gas (per Mcf)
Wattenberg Field	3.94	3.25	2.61	21.2%	24.5%
Utica Shale	3.35	2.74	1.66	22.3%	65.1%
Other	3.90	3.31	2.49	17.8%	32.9%
Weighted-average price	3.87	3.24	2.58	19.4%	25.6%
NGLs (per Bbl)
Wattenberg Field	25.95	27.83	27.33	(6.8)%	1.8%
Utica Shale	42.76	43.70	—	(2.2)%	*
Weighted-average price	27.39	27.97	27.33	(2.1)%	2.3%
Crude oil equivalent (per Bbl)
Wattenberg Field	51.10	53.91	49.64	(5.2)%	8.6%
Utica Shale	46.87	58.68	69.55	(20.1)%	(15.6)%
Other	23.42	20.59	16.02	13.7%	28.5%
Weighted-average price	50.72	52.23	46.85	(2.9)%	11.5%

*	Percentage change is not meaningful or equal to or greater than 300%.
Amounts may not recalculate due to rounding.

The year-over-year change in crude oil, natural gas and NGLs sales revenue were primarily due to the following:

	Year Ended December 31,
	2014	2013
	(in millions)
Increase in production	$159.5	$94.3
Increase (decrease) in average crude oil price	(40.0)	7.7
Increase in average natural gas price	12.1	10.2
Increase (decrease) in average NGLs price	(1.0)	0.6
Total increase in crude oil, natural gas and NGLs sales revenue	$130.6	$112.8

Crude oil, natural gas and NGLs sales in 2014 increased 38% compared to 2013. The increase was primarily attributable to significantly higher volumes sold, in particular liquids, which resulted in a liquids percentage of total production of approximately 65% in 2014. Our average daily sales volumes increased to 25 MBoe per day in 2014 compared to 18 MBoe per day in 2013, primarily due to the success of the horizontal Niobrara and Codell drilling program in the Wattenberg Field. Contributing to the increase in crude oil, natural gas and NGLs sales was a 19% increase in the average price of natural gas in 2014 over 2013.

Crude oil, natural gas and NGLs sales in 2013 increased 49% compared to 2012. The increase was primarily attributable to an increase in volumes sold, in particular liquids, which resulted in a liquids percentage of total production of approximately 61% in 2013. Our average daily sales volumes increased to 18 MBoe per day in 2013 compared to 13 MBoe per day in 2012. The increase in crude oil, natural gas and NGLs sales was also due to increases in the average price of natural gas, crude oil and NGLs of 26%, 3% and 2%, respectively, in 2013.

As expected, we experienced higher than normal gathering system pressures in the Wattenberg Field by our primary third-party midstream provider during 2014 and we had previously factored in these higher line pressures into our production estimates for the year. The line pressures in 2014 were within our expectations and lower than they were in 2012 and the first three quarters of 2013, primarily due to the commissioning of the O’Connor gas plant in the fall of 2013, the startup of an additional compressor station in 2014 and relatively mild summer temperatures in 2014. Ongoing industry drilling activity in the area has continued to increase volumes on the gathering system and pressures remained at 2014 summer levels through the end of 2014. We believe our midstream service provider will be challenged to keep pace with industry drilling activity with new midstream infrastructure at least until the new Lucerne II plant is completed in mid-2015. This project should result in a significant increase in processing capacity and we anticipate that it will address system pressure issues until well into 2016, when the next significant midstream infrastructure projects are projected to be completed. We and other operators in the field are working with the midstream service provider, who continues to implement a multi-year facility expansion program that will significantly increase the long-term gathering and processing capacity of the system. Like most producers, we rely on our third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond our control.

Crude Oil, Natural Gas and NGLs Pricing. Our results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil and natural gas weakened significantly in the second half of 2014 due to a combination of factors including increased U.S. supply, global economic concerns and a decision by the Organization of the Petroleum Exporting Countries not to reduce supply. These price variations can have a material impact on our financial results and capital expenditures.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. In the Wattenberg Field, crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. We are currently pursuing various alternatives with respect to oil transportation, particularly in the Wattenberg Field, with a view toward improving pricing and takeaway capacity. We recently reached agreement to commit a significant portion of our Wattenberg Field crude oil production to White Cliffs Pipeline, LLC, which will allow crude oil to be transported via pipeline to the Cushing, Oklahoma market starting in May of 2015. In addition, we have signed a long-term agreement for gathering of crude oil at the wellhead by pipeline from several of our wells and transported to at least one central point in the Wattenberg Field, with a view toward reducing costs and minimizing truck traffic and overall physical footprint. In the Utica Shale, crude oil and condensate is sold to local purchasers at each individual well site based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price we receive for our natural gas produced in the Wattenberg Field is based on CIG prices, adjusted for certain deductions, while natural gas produced in the Utica Shale has been based on TETCO M-2 and Dominion pricing, adjusted for certain deductions. Starting in 2015, all of our Utica Shale gas has access to the TETCO M-2 pipeline. The differentials at our sales points for the Utica Shale widened substantially in 2014, primarily due to an oversupply of gas in the Appalachian region. We have been able to sell a portion of our Utica gas to a Midwest market which has helped to mitigate the impact of these differentials. We anticipate that the widened Appalachian differentials will continue at least through the remainder of 2015. Our price for NGLs produced in the Wattenberg Field is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed. The NGLs produced in the Utica Shale are sold based on month-to-month pricing to various markets.

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

Production Costs

Production costs include lease operating expenses, production taxes, transportation and gathering expense and certain production and engineering staff-related overhead costs as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per unit data)

Lease operating expenses	$40.5	$31.2	$22.2
Production taxes	25.6	21.8	13.9
Transportation, gathering and processing expenses	4.6	5.2	2.8
Overhead and other production expenses	12.9	6.7	10.5
Total production costs	$83.6	$64.9	$49.4
Total production costs per Boe	$9.00	$9.94	$10.15

Lease operating expenses. Lease operating expenses per Boe were $4.36, $4.78 and $4.57 for 2014, 2013 and 2012, respectively. The $9.3 million increase in lease operating expenses in 2014 as compared to 2013 was primarily due to an increase of $2.9 million to mitigate high line pressures in the Wattenberg Field, including costs for the rental of additional compressors, as well as additional well maintenance incurred in order to increase the operating efficiency of older vertical wells, $1.1 million for workover and maintenance related projects, including additional costs incurred for the plugging of older vertical wells, $1.9 million for environmental compliance and remediation projects, $1.9 million for lease operating expenses incurred on the increasing number of non-operated wells and $1.0 million in additional wages and benefits due to increased headcount. The $9.0 million increase in lease operating expenses in 2013 as compared to 2012 was due to an increase of $3.5 million for workover, compliance and maintenance related projects, an increase of $2.1 million for the rental of additional compressors used to mitigate high line pressures in the Wattenberg Field, an increase of $1.2 million in additional wages and employee benefits due to increased headcount and $0.9 million of expenses for wells impacted by the September 2013 Colorado flood.

Production taxes. Production taxes are directly related to crude oil, natural gas and NGLs sales. The $3.8 million, or 17%, increase in production taxes for 2014 compared to 2013 is primarily related to the 38% increase in crude oil, natural gas and NGLs sales. Similarly, the $7.9 million, or 57%, increase in production taxes for 2013 compared to 2012 is primarily related to the 49% increase in crude oil, natural gas and NGLs sales.

Transportation, gathering and processing expenses. The $0.6 million, or 12%, decrease in transportation, gathering and processing expenses for 2014 compared to 2013 was primarily attributable to a $2.5 million reduction in our unutilized takeaway capacity and other transportation costs resulting from the divestiture of our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties and a $0.4 million decrease in compressor and refrigeration unit rentals in the Utica Shale, offset by a $2.3 million net increase in transportation and processing expenses due to higher production levels, primarily in the Utica Shale region. The $2.4 million, or 86%, increase in transportation, gathering and processing expenses for 2013 compared to 2012 was primarily attributable to an increase in unutilized takeaway capacity costs in our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties.

Overhead and other production expenses. Overhead and other production expenses increased $6.2 million in 2014 compared to 2013 mainly attributable to a $3.2 million increase in wages and employee benefits, mostly attributable to moving Utica Shale employee costs to production expense from exploration expense, and an increase of $2.9 million for the write-off of costs due to changes in our capital and future development plan. The decrease of $3.8 million in 2013 compared to 2012 was mainly the result of $3.2 million of expense recognized in 2012 related to the sale of crude oil inventory that had been acquired at fair market value in the Merit Acquisition.

Commodity Price Risk Management, Net

We use various derivative instruments to manage fluctuations in natural gas and crude oil prices. We have in place a variety of collars, fixed-price swaps and basis swaps on a portion of our estimated natural gas and crude oil production. Because we sell all of our natural gas and crude oil production at prices similar to the indexes inherent in our derivative instruments, adjusted for certain fees and surcharges stipulated in the applicable sales agreements, we ultimately realize a price, before contract fees, related to our collars of no less than the floor and no more than the ceiling and, for our commodity swaps, we ultimately realize the fixed price related to our swaps. See Note 4, Derivative Financial Instruments, to our consolidated financial statements included elsewhere in this report and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of how each derivative type impacts our cash flows and a detailed presentation of our derivative positions as of December 31, 2014.

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

Net settlements are primarily the result of crude oil and natural gas index prices at maturity of our derivative instruments compared to the respective strike prices. Net change in fair value of unsettled derivatives is comprised of the net asset increase or decrease in the beginning-of-period fair value of derivative instruments that settled during the period and the net change in fair value of unsettled derivatives during the period. The corresponding impact of settlement of the derivative instruments that settled during the period is included in net settlements for the period as discussed above. Net change in fair value of unsettled derivatives during the period is primarily related to shifts in the crude oil and natural gas forward curves and changes in certain differentials. See Note 4, Derivative Financial Instruments, to our consolidated financial statements included elsewhere in this report for a detailed description of net settlements on our various derivatives.

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements:
Natural gas	$(3.1)	$14.3	$44.1
Crude oil	2.3	(3.1)	(0.5)
Total net settlements	(0.8)	11.2	43.6
Change in fair value of unsettled derivatives:
Reclassification of settlements included in prior period changes in fair value of derivatives	13.3	(28.7)	(25.1)
Natural gas fixed price swaps	30.6	4.3	(0.2)
Natural gas basis swaps	—	(4.3)	(0.5)
Natural gas collars	11.1	3.8	2.1
Crude oil fixed price swaps	206.5	(9.1)	7.7
Crude oil collars	49.6	(1.1)	1.7
Net change in fair value of unsettled derivatives	311.1	(35.1)	(14.3)
Total commodity price risk management gain (loss), net	$310.3	$(23.9)	$29.3

Natural Gas Marketing

Fluctuations in our natural gas marketing's income contribution are primarily due to fluctuations in commodity prices, cash settlements upon maturity of derivative instruments and the change in fair value of unsettled derivatives, and volumes sold and purchased.

The following table presents the components of sales from and costs of natural gas marketing:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Natural gas sales revenue	$71.4	$68.9	$44.9
Net settlements from derivatives	(0.2)	0.5	2.2
Net change in fair value of unsettled derivatives	0.4	0.4	(1.7)
Total sales from natural gas marketing	71.6	69.8	45.4

Costs of natural gas purchases	70.1	68.1	43.3
Net settlements from derivatives	(0.3)	0.3	2.0
Net change in fair value of unsettled derivatives	0.4	0.4	(1.6)
Other	1.8	1.3	1.3
Total costs of natural gas marketing	72.0	70.1	45.0

Natural gas marketing contribution margin	$(0.4)	$(0.3)	$0.4

The increase in natural gas sales revenue and costs of natural gas purchases in 2014 compared to 2013 is primarily attributable to a 7.5% increase in volumes slightly offset by a 2.8% decrease in the average natural gas price. The increase in natural gas sales revenue and costs of natural gas purchases in 2013 compared to 2012 is primarily attributable to a 30% increase in the average natural gas price and a 14% increase in volumes.

Derivative instruments related to natural gas marketing include both physical and cash-settled derivatives. We offer fixed-price derivative contracts for the purchase or sale of physical natural gas and enter into cash-settled derivative positions with counterparties in order to offset those same physical positions. See Note 4, Derivative Financial Instruments, to our consolidated financial statements included elsewhere in this report and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of how each derivative type impacts our cash flows and detailed presentation of our derivative positions as of December 31, 2014.

Exploration Expense

The following table presents the major components of exploration expense:

	Year Ended December 31,
	2014	2013	2012
	(in millions)

Exploratory dry hole costs	$—	$—	$14.5
Geological and geophysical costs	—	0.7	0.7
Operating, personnel and other	0.9	5.6	3.0
Total exploration expense	$0.9	$6.3	$18.2

Exploratory dry hole costs. There were no exploratory dry holes in 2014 and 2013. In 2012, two vertical stratigraphic test wells in southeastern Ohio were expensed at a cost of $12.2 million. The remaining 2012 expense relates to the unsuccessful testing of an exploratory zone in two existing wells in the Wattenberg Field and three Rose Run test wells in Ohio that were determined to have found noncommercial quantities of hydrocarbons.

Geological and geophysical costs. Geological and geophysical costs in 2013 and 2012 were primarily related to costs associated with reservoir studies in the Utica Shale.

Operating, personnel and other. The $4.7 million decrease in 2014 compared to 2013 is primarily related to a reduction in personnel costs in the Utica Shale resulting from the reassignment of former exploration department personnel to production departments and to general and administrative expense. The $2.6 million increase in 2013 compared to 2012 was mainly attributable to an increase in payroll and employee benefits in the exploration division as a result of increased employee headcount in the Utica Shale.

Impairment of Crude Oil and Natural Gas Properties

The following table sets forth the major components of our impairments of crude oil and natural gas properties expense:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Continuing operations:
Impairment of proved properties	$112.6	$48.8	$—
Impairment of unproved properties	45.7	0.5	1.0
Amortization of individually insignificant unproved properties	4.4	3.2	4.0
Other	0.8	—	—
Total impairment of crude oil and natural gas properties	$163.5	$52.5	$5.0

Impairment of proved properties. In 2014, we recognized an impairment charge of $112.6 million to write-down certain capitalized well costs on our Utica Shale proved producing properties. The impairment charge represented the amount by which the carrying value of the Utica Shale proved producing properties exceeded the estimated fair value due to the current low commodity prices, large natural gas price differentials in the Appalachian Basin and changes in our Utica Shale drilling plans. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold. A significant decrease in future expected crude oil and natural gas prices could result in further impairments of these properties.The impairment charge was included in the consolidated statements of operations line item impairment of crude oil and natural gas properties.

In 2013, we recognized an impairment charge of approximately $48.8 million related to all of our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties located in West Virginia and Pennsylvania previously owned directly by us, as well as through our proportionate share of PDCM. The impairment charge represented the excess of the carrying value of the assets over the estimated fair value, less the cost to sell. The fair value of the assets was determined based upon estimated future cash flows from unrelated third-party bids, a Level 3 input. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, to our consolidated financial statements included elsewhere in this report for additional details related to the sale of these properties.

Impairment of unproved properties. In 2014, we also recognized an impairment charge of $45.7 million to write-down certain capitalized leasehold costs on our Utica Shale unproved properties. The impairment was due to the current low commodity prices, large natural gas price differentials in the Appalachian Basin and changes in our Utica Shale drilling plans. The $0.5 million decrease in 2013 compared to 2012 is primarily related to two significant leases that were written off in 2012 in the Wattenberg Field for $1.0 million compared to a single lease in non-Utica Ohio acreage written off in 2013 for $0.5 million.

General and Administrative Expense

General and administrative expense increased $55.9 million, or 93.2%, in 2014 compared to 2013. The increase was mainly attributable to $40.3 million recorded in 2014 in connection with settlement of certain partnership-related class action litigation and litigation arising from bankruptcy proceedings of certain affiliated partnerships. Additional increases were an $8.8 million increase in payroll and employee benefits, of which $3.9 million was related to stock-based compensation, and a $4.6 million increase in legal fees, primarily related to the aforementioned partnership-related class action litigation, consulting and other professional services.

General and administrative expense increased $5.1 million, or 9.4%, in 2013 compared to 2012. The increase was primarily due to a $4.9 million increase in payroll, employee benefits and stock-based compensation and a $1.5 million increase in other general and administrative expenses. These increases were offset in part by a decrease in professional and consulting fees of $1.3 million.

Depreciation, Depletion and Amortization

Crude oil and natural gas properties. DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $188.5 million in 2014 compared to $111.6 million in 2013. The increase in 2014 compared to 2013 was comprised of $48.9 million due to higher production and $28.0 million due to a higher weighted-average DD&A expense rate.

The following table presents our DD&A expense rates for crude oil and natural gas properties:

	Year Ended December 31,
Operating Region/Area	2014	2013	2012
	(per Boe)
Wattenberg Field	$19.26	$17.68	$18.20
Utica Shale	31.19	24.87	—
Other	—	2.66	12.50
Total weighted-average	20.28	17.05	17.74

The decrease in the Wattenberg Field DD&A rate in 2013 was the result of the property acquisition costs of the Merit Acquisition being depleted over our entire proved reserves, whereas the majority of our DD&A expense is depleted over our proved developed reserves. The increase in the Utica Shale DD&A expense rate in 2014 compared to 2013 was mainly the result of depleting the entire capitalized well costs of a Utica Shale horizontal well that experienced a mechanical failure during the year.

Non-crude oil and natural gas properties. Depreciation expense for non-crude oil and natural gas properties was $4.1 million for 2014 compared to $4.0 million for 2013 and $4.8 million for 2012.

Accretion of Asset Retirement Obligations

Accretion of asset retirement obligations ("ARO") for 2014 decreased by $1.2 million, or 25.2%, compared to 2013. The decrease in 2014 is primarily attributable to the sale of our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties in 2013. Accretion of ARO for 2013 increased by $0.9 million, or 24.4%, compared to 2012. The increase in 2013 is primarily attributable to the properties acquired in the Merit Acquisition in 2012.

Gain (Loss) on Sale of Properties and Equipment

The loss on sale of properties and equipment of $0.5 million in 2014 primarily relates to the sale of certain affiliate partnership wells and various drilling equipment. The gain on sale of properties and equipment of $2.0 million in 2013 primarily relates to the sale of our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties. The gain on sale of properties and equipment in 2012 was not material.

Interest Expense

Interest expense decreased by approximately $2.3 million in 2014 compared to 2013. The decrease is primarily comprised of a $1.8 million decrease attributable to an increase in the interest expense capitalized in 2014.

Interest expense increased by approximately $2.6 million in 2013 compared to 2012. The increase is primarily related to $39.6 million of interest expense resulting from the issuance of $500 million of 7.75% senior notes due 2022 in October 2012. Partially offsetting this increase were decreases of $31.1 million related to the November 2012 redemption of previously-outstanding 12% senior notes due 2018 and $5.3 million as a result of lower average borrowings on our revolving credit facility during 2013 as compared to 2012.

Interest costs capitalized in 2014, 2013 and 2012 were $3.5 million, $1.7 million and $0.9 million, respectively.

Loss on Extinguishment of Debt

The $23.3 million loss on extinguishment of debt in 2012 related to the redemption of the previously-outstanding 12% senior notes due 2018 in October 2012. The pre-tax loss consisted of an $18.9 million make-whole premium and the write-off of both unamortized debt discount of $1.5 million and unamortized debt issuance costs of $2.9 million.

Provision for Income Taxes

For 2014, the effective tax rate (the "rate") of 39.5% on income from continuing operations differs from the statutory tax rate of 35% primarily due to state income taxes. For 2013, the rate of 36.0% on loss from continuing operations differs from the statutory tax rate primarily due to state income taxes and nondeductible executive compensation, partially offset by the percentage depletion deduction. The 2012 rate of 36.9% on loss from continuing operations differs from the statutory tax rate primarily due to the percentage depletion deduction. See Note 7, Income Taxes, to our consolidated financial statements included elsewhere in this report for our rate reconciliation for each of the years in the three-year period ended December 31, 2014.

We are current with our income tax filings in all applicable state jurisdictions and are not currently under examination. We continue voluntary participation in the Internal Revenue Service’s (the "IRS") Compliance Assurance Program (the "CAP Program") for the 2014 and 2015 tax years. We have received a full acceptance “no change” notice from the IRS for our filed 2013 federal tax return.

Discontinued Operations

Appalachian Marcellus Shale Assets. In October 2014, we completed the sale of our entire 50% ownership interest in PDCM to an unrelated third-party for aggregate consideration, after our share of PDCM's debt repayment and other working capital adjustments, of approximately $192 million, comprised of approximately $153 million in net cash proceeds and a promissory note due in 2020 of approximately $39 million. The transaction included the buyer's assumption of our share of the firm transportation commitment related to the assets owned by PDCM, as well as our share of PDCM's natural gas hedging positions for the years 2014 through 2017. The divestiture resulted in a pre-tax gain of $76.3 million. The divestiture represents a strategic shift in our operations. Accordingly, our proportionate share of PDCM's Marcellus Shale results of operations have been separately reported as discontinued operations in the consolidated statements of operations for all periods presented.

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

Net Income (Loss)/Adjusted Net Income (Loss)

The changes in net income in 2014 compared to net loss in 2013 and 2012 are discussed above. These same reasons similarly impacted adjusted net income (loss), a non-U.S. GAAP financial measure, with the exception of the net change in fair value of unsettled derivatives, adjusted for taxes, of $193.1 million, $22.8 million and $10.6 million in 2014, 2013 and 2012, respectively. Adjusted net loss, a non-U.S. GAAP financial measure, was $37.7 million and $120.1 million in 2014 and 2012, respectively, compared to an adjusted net income of $0.5 million in 2013. See Reconciliation of Non-U.S. GAAP Financial Measures, below, for a more detailed discussion of this non-U.S. GAAP financial measure.

Financial Condition, Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operating activities, our revolving credit facility, proceeds raised in debt and equity market transactions and asset sales. In 2014, our primary sources of liquidity were net cash flows from operating activities of $236.7 million, net cash proceeds received from the sale of our entire 50% ownership interest in PDCM of approximately $152.8 million, net borrowings under our revolving credit facility of $63.8 million and the remaining proceeds from the August 2013 equity transaction.

Our primary source of cash flows from operating activities is the sale of crude oil, natural gas and NGLs. Fluctuations in our operating cash flows are substantially driven by commodity prices and changes in our production volumes. Commodity prices have historically been volatile and we manage this volatility through our use of derivatives. We enter into commodity derivative instruments with maturities of no greater than five years from the date of the instrument. For instruments that mature in three years or less, our debt covenants restrict us from entering into hedges that would exceed 85% of our expected future production from total proved reserves for such related time period (proved developed producing, proved developed non-producing and proved undeveloped). For instruments that mature later than three years, but no more than our designated maximum maturity, our debt covenants limit us from entering into hedges that would exceed 85% of our expected future production from proved developed producing properties during that time period. In addition, we may not hedge the maximum amounts permitted under our covenants. Therefore, we may still have significant fluctuations in our cash flows from operating activities due to the remaining non-hedged portion of our future production. Given the depressed commodity prices entering 2015 relative to our 2015 hedge prices, we expect that positive net settlements on our derivative positions will be a significant positive component of our 2015 cash flows from operations.

Our working capital fluctuates for various reasons, including, but not limited to, changes in the fair value of our commodity derivative instruments and changes in our cash and cash equivalents due to our practice of utilizing excess cash to reduce the outstanding borrowings under our revolving credit facility. At December 31, 2014, we had a working capital surplus of $30.3 million compared to a surplus of $112.4 million at December 31, 2013. The reduction in working capital is due to our utilization of the 2013 year-end cash balance to fund our 2014 capital program and an increase in current deferred tax liability, partially offset by a significant increase in the fair value of unsettled derivatives.

We ended 2014 with cash and cash equivalents of $16.1 million and availability under our revolving credit facility of $382.3 million, for a total liquidity position of $398.4 million, compared to $647.0 million at December 31, 2013. The decrease in liquidity of $248.6 million, or 38.4%, was primarily attributable to capital expenditures of $628.6 million during 2014, offset in part by cash flows provided by operating activities of $236.7 million and $154.5 million received from the sale of our entire 50% ownership interest in PDCM and other properties and equipment. In addition to our currently elected commitment of $450 million, we have an additional $250 million of borrowing base availability under our revolving credit facility, subject to certain terms and conditions of the agreement. Our forecast estimates our adjusted cash flows from operations will range from $350 million to $375 million in 2015, based on estimated NYMEX crude oil and natural gas prices of $51.72 per barrel and $2.86 per Mcf, respectively, before the effects of differentials or hedges. Due to the derivative hedges in place as of December 31, 2014, a $10 per barrel change in the price of crude oil would change our estimated adjusted cash flows from operations by approximately $20 million to $25 million. Based on our current commodity mix and hedge position, we estimate that a decline in the price of natural gas will not have a material impact on our adjusted cash flows from operations in 2015. With our current derivative position, liquidity position and expected cash flows from operations, we believe that we have sufficient capital to fund our planned drilling operations in 2015.

In recent periods, we have been able to access borrowings under our revolving credit facility and to obtain proceeds from the issuance of debt and equity securities. We cannot, however, assure this will continue to be the case in the future. In light of recent weakened commodity prices, we continue to monitor market conditions and their potential impact on each of our revolving credit facility lenders, many of which are counterparties in our derivative transactions. Our revolving credit facility borrowing base is subject to a redetermination each May and November, based upon a quantification of our proved reserves at each June 30 and December 31, respectively. In September 2014, the semi-annual redetermination of our revolving credit facility's borrowing base was completed, resulting in an increase in the borrowing base from $450 million to $700 million. However, we have elected to maintain the aggregate commitment at $450 million. We had $56.0 million outstanding under our revolving credit facility as of December 31, 2014. Our next scheduled redetermination is in May 2015, and recent declines in commodity prices increase the risk of a reduction in our borrowing base. While we have added and expect to continue to add producing reserves through our drilling operations, these reserve additions could be offset by other factors including, among other things, a prolonged decrease in commodity prices.

In January 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC, pursuant to which we sold 5.2 million shares of our common stock in August 2013 in an underwritten public offering at a price to us of $53.37 per share. That registration statement has since expired, and we intend to file a new automatic shelf registration on Form S-3 with the SEC in the first half of 2015.

Our revolving credit facility contains financial maintenance covenants. The covenants require that we maintain: (i) total debt of less than 4.25 times earnings before interest, taxes, depreciation, depletion and amortization, change in fair value of unsettled derivatives, exploration expense, gains (losses) on sales of assets and other non-cash, extraordinary or non-recurring gains (losses) ("EBITDAX") and (ii) an adjusted current ratio of at least 1.0 to 1.0. Our adjusted current ratio is adjusted by eliminating the impact on our current assets and liabilities of recording the fair value of crude oil and natural gas derivative instruments. Additionally, available borrowings under our revolving credit facility are added to the current asset calculation and the current portion of our revolving credit facility debt is eliminated from the current liabilities calculation. At December 31, 2014, we were in compliance with all debt covenants with a 2.1 times debt to EBITDAX ratio and a 1.7 to 1.0 current ratio. We expect to remain in compliance throughout the next year, taking into account the current pricing environment.

The indenture governing our 7.75% senior notes due 2022 contains customary restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (a) incur additional debt, (b) make certain investments or pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock, (c) sell assets, including capital stock of our restricted subsidiaries, (d) restrict the payment of dividends or other payments by restricted subsidiaries to us, (e) create liens that secure debt, (f) enter into transactions with affiliates and (g) merge or consolidate with another company. At December 31, 2014, we were in compliance with all covenants and expect to remain in compliance throughout the next year.

The conversion rights on our Convertible Notes could be triggered prior to the maturity date. We have initially elected a net-settlement method to satisfy our conversion obligation, which allows us to settle the principal amount of the Convertible Notes in cash and to settle the excess conversion value in shares, as well as cash in lieu of fractional shares. In the event that a holder elects to convert its note, we expect to fund the cash settlement of any such conversion from working capital and/or borrowings under our revolving credit facility. We expect to utilize the net-settlement method to satisfy our conversion obligation upon the maturity of the Convertible Notes in May 2016. The conversion right is not expected to have a material impact on our financial position. The Convertible Notes were not convertible at the option of holders as of December 31, 2014.

See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for our discussion of credit risk.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our derivative positions, operating costs and general and administrative expenses. Cash flows provided by operating activities increased in 2014 compared to 2013. The $77.5 million increase was mainly attributable to the increase in crude oil, natural gas and NGLs sales of $130.6 million and the decrease in changes in assets and liabilities of $35.1 million related to the timing of cash payments and receipts. These increases were offset in part by increases in general and administrative expense of $55.9 million, production costs of $15.8 million, net of prepaid well cost write-offs of $2.9 million, and the decrease in net settlements on derivative positions of $15.1 million. Cash flows provided by operating activities decreased in 2013 compared to 2012. The $15.6 million decrease was mainly attributable to changes in assets and liabilities of $59.4 million related to the timing of cash payments and receipts, the decrease in net settlements on derivative positions of $36.5 million and increases in production costs, net of inventory adjustments and prepaid well cost write-offs, of $26.2 million, general and administrative expense of $5.2 million and interest expense of $3.6 million. The decrease was offset in part by the increase in crude oil, natural gas and NGLs sales of $121.0 million. The key components for the changes in our cash flows provided by operating activities are described in more detail in Results of Operations above.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased by $42.4 million in 2014 and $43.9 million in 2013 when compared to the respective prior years. These changes were primarily due to the same factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and/or receipts of our assets and liabilities of $13.5 million and $48.6 million in 2014 and 2013, respectively.

Adjusted EBITDA, a non-U.S. GAAP financial measure, increased by $120.0 million in 2014 from 2013, primarily due to a $130.6 million increase in crude oil, natural gas and NGLs sales and a $72.3 million increase in contribution margins related to divested crude oil and natural gas assets, offset in part by a $55.9 million increase in general and administrative expense, a $18.7 million increase in production costs and a $12.1 million decrease in net settlements on derivatives. Adjusted EBITDA increased by $44.1 million in 2013 from 2012, primarily due to a $112.8 million increase in crude oil, natural gas and NGLs sales, offset in part by a $32.4 million decrease in net settlements on derivatives, a $26.1 million decrease in contribution margins related to divested crude oil and natural gas assets and a $15.5 million increase in production costs.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. In 2014, our drilling program consisted of five drilling rigs operating in the horizontal Niobrara and Codell plays in our Wattenberg Field and one drilling rig in the Utica Shale. See Part I, Properties - Drilling Activities, for additional details on our drilling activities. Net cash used in investing activities of $474.1 million during 2014 was primarily related to cash utilized for our drilling operations of $628.6 million, offset in part by the $152.8 million net cash proceeds received from the sale of our entire 50% ownership interest in PDCM. Net cash used in investing activities of $217.1 million during 2013 was primarily related to cash utilized for our drilling operations of $394.9 million, offset in part by the $187.5 million received from the sale of properties and equipment, including acquisition adjustments. In 2013, we also paid approximately $9.7 million for the acquisition of crude oil and natural gas properties. In 2012, net cash used in investing activities was primarily related to the $304.6 million expended in June 2012 for the Merit Acquisition and $347.7 million for our drilling operations and acquisition of Utica Shale acreage, offset in part by $189.2 million received from the divestiture of our Permian assets in February 2012 and $28.9 million received related to title defects discovered from PDCM's Seneca-Upshur acquisition in October 2011, of which $14.5 million represented our share.

Financing Activities. Net cash from financing activities in 2014 were primarily comprised of net borrowings under our revolving credit facility of $63.8 million to execute our capital budget. Net cash from financing activities in 2013 was primarily related to the $275.8 million received from the issuance of our common stock in August 2013, partially offset by net payments of approximately $23.3 million to pay down amounts borrowed under revolving credit facilities. Net cash from financing activities in 2012 includes gross proceeds of $500 million from our October 2012 issuance of the 7.75% senior notes due 2022 and $164.5 million from our May 2012 sale of common stock. The net proceeds from the issuance of the 7.75% senior notes due 2022 were used to fund the redemption of our previously-outstanding 12% senior notes due 2018 for a total redemption price of approximately $222 million and to repay a portion of amounts outstanding under our revolving credit facility. The proceeds from the sale of common stock in May 2012 were used to finance a portion of the Merit Acquisition.

Contractual Obligations and Contingent Commitments

The following table presents our contractual obligations and contingent commitments as of December 31, 2014:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations and Contingent Commitments	Total	1 year	years	years	5 years
	(in millions)
Long-term liabilities reflected on the consolidated balance sheet (1)
Long-term debt (2)	$671.0	$—	$115.0	$56.0	$500.0
Derivative contracts (3)	0.8	0.6	0.2	—	—
Production tax liability	47.7	21.3	26.4	—	—
Asset retirement obligations	73.9	1.9	8.5	9.9	53.6
Other liabilities (4)	3.6	0.3	0.5	0.7	2.1
	797.0	24.1	150.6	66.6	555.7

Commitments, contingencies and other arrangements (5)
Interest on long-term debt (6)	319.1	46.0	86.0	78.9	108.2
Operating leases	12.8	2.5	4.4	3.8	2.1
Firm transportation and processing agreements (7)	95.9	14.5	34.8	32.6	14.0
	427.8	63.0	125.2	115.3	124.3
Total	$1,224.8	$87.1	$275.8	$181.9	$680.0

__________

(1)	Table does not include deferred income tax liability to taxing authorities of $125.7 million, due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(2)
Amount presented does not agree with the consolidated balance sheets in that it excludes $6.1 million in unamortized debt discount. See Note 8, Long-Term Debt, to our consolidated financial statements included elsewhere in this report.

(3)	Represents our gross liability related to the fair value of derivative positions.

(4)	Includes deferred compensation to former executive officers and deferred payments related to firm transportation agreements.

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

(6)
Amounts presented include $301.9 million to the holders of our 7.75% senior notes due 2022 and $5.1 million payable to the holders of our 3.25% convertible senior notes due 2016. Amounts also include $12.1 million payable to the participating banks in our revolving credit facility, of which interest of $4.9 million is related to unutilized commitments at a rate of .38% per annum, $7.1 million related to the outstanding borrowings on our revolving credit facility of $56.0 million and $0.1 million related to our undrawn letters of credit.

(7)
Represents our gross commitment. See Note 11, Commitments and Contingencies - Firm Transportation, Processing and Sales Agreements, to our consolidated financial statements included elsewhere in this report.

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

Crude Oil, Natural Gas and NGLs Sales Revenue Recognition. Crude oil, natural gas and NGLs sales are recognized when production is sold to a purchaser at a determinable price, delivery has occurred, rights and responsibility of ownership have transferred and collection of revenue is reasonably assured. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes based on company-measured volume readings. We then adjust our crude oil, natural gas and NGLs sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. We receive payment for sales from one to two months after actual delivery has occurred. The differences in sales estimates and actual sales are recorded two months later. Historically, these differences have been immaterial.

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

Deferred Income Tax Asset Valuation Allowance. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and credit carry-forwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset is not expected to be realized under the preceding criteria, we establish a valuation allowance. The factors which we consider in assessing whether we will realize the value of deferred income tax assets involve judgments and estimates of both amount and timing, which could differ from actual results, achieved in future periods. The judgments used in applying these policies are based on our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

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

Reconciliation of Non-U.S. GAAP Financial Measures

Adjusted cash flows from operations. We define adjusted cash flows from operations as the cash flows earned or incurred from operating activities, without regard to changes in operating assets and liabilities. We believe it is important to consider adjusted cash flows from operations, as well as cash flows from operations, as we believe it often provides more transparency into what drives the changes in our operating trends, such as production, prices, operating costs and related operational factors, without regard to whether the related asset or liability was received or paid during the same period. We also use this measure because the timing of cash received from our assets, cash paid to obtain an asset or payment of our obligations has been only a timing issue from one period to the next as we have not had accounts receivable collection problems, nor been unable to purchase assets or pay our obligations. See the Consolidated Statements of Cash Flows included elsewhere in this report.

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

Adjusted EBITDA. We define adjusted EBITDA as net income (loss), plus loss on commodity derivatives, interest expense, net of interest income, income taxes, impairment of crude oil and natural gas properties, depreciation, depletion and amortization, accretion of asset retirement obligations and loss on debt extinguishment, less gain on commodity derivatives and net settlements on commodity derivatives. Adjusted EBITDA is not a measure of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), nor as an indicator of cash flows reported in accordance with U.S. GAAP. Adjusted EBITDA includes certain non-cash costs incurred by us and does not take into account changes in operating assets and liabilities. Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. We believe adjusted EBITDA is relevant because it is a measure of our operational and financial performance, as well as a measure of our liquidity, and is used by our management, investors, commercial banks, research analysts and others to analyze such things as:

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

The following table presents a reconciliation of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Adjusted cash flows from operations:
Adjusted cash flows from operations	$250.2	$207.8	$163.9
Changes in assets and liabilities	(13.5)	(48.6)	10.8
Net cash from operating activities	$236.7	$159.2	$174.7

Adjusted net income (loss):
Adjusted net income (loss)	$(37.7)	$0.5	$(120.1)
Gain (loss) on commodity derivative instruments	309.3	(23.7)	32.4
Net settlements on commodity derivative instruments	2.0	(13.1)	(49.5)
Tax effect of above adjustments	(118.2)	14.0	6.5
Net income (loss)	$155.4	$(22.3)	$(130.7)

Adjusted EBITDA to net income (loss):
Adjusted EBITDA	$361.0	$241.0	$196.9
Gain (loss) on commodity derivative instruments	309.3	(23.7)	32.4
Net settlements on commodity derivative instruments	2.0	(13.1)	(49.5)
Interest expense, net	(48.6)	(51.4)	(48.3)
Income tax provision	(99.2)	12.6	80.2
Impairment of crude oil and natural gas properties	(164.0)	(53.4)	(168.2)
Depreciation, depletion and amortization	(201.7)	(129.5)	(146.9)
Accretion of asset retirement obligations	(3.4)	(4.8)	(4.0)
Loss on extinguishment of debt	—	—	(23.3)
Net income (loss)	$155.4	$(22.3)	$(130.7)

Adjusted EBITDA to net cash from operating activities:
Adjusted EBITDA	$361.0	$241.0	$196.9
Interest expense, net	(48.6)	(51.4)	(48.3)
Exploratory dry hole costs	—	—	15.3
Stock-based compensation	17.5	12.9	8.5
Amortization of debt discount and issuance costs	6.9	6.8	7.9
(Gain) loss on sale of properties and equipment	(76.0)	3.7	(24.3)
Other	(10.6)	(5.2)	7.9
Changes in assets and liabilities	(13.5)	(48.6)	10.8
Net cash from operating activities	$236.7	$159.2	$174.7

PV-10:
PV-10	$3,450.1	$2,703.9	$1,708.9
Present value of estimated future income tax discounted at 10%	(1,143.6)	(921.7)	(540.4)
Standardized measure of discounted future net cash flows	$2,306.5	$1,782.2	$1,168.5

Amounts above include results from continuing and discontinued operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market-Sensitive Instruments and Risk Management

We are exposed to market risks associated with interest rate risks, commodity price risk and credit risk. We have established risk management processes to monitor and manage these market risks.

Interest Rate Risk

Changes in interest rates affect the amount of interest we earn on our interest bearing cash, cash equivalents and restricted cash accounts and the interest we pay on borrowings under our revolving credit facility. Our 7.75% senior notes due 2022 and 3.25% convertible senior notes due 2016 have fixed rates and, therefore, near-term changes in interest rates do not expose us to risk of earnings or cash flow loss with respect to these instruments; however, near-term changes in interest rates may affect the fair value of our fixed-rate debt.

As of December 31, 2014, our interest-bearing deposit accounts included money market accounts, certificates of deposit and checking and savings accounts with various banks. The amount of our interest-bearing cash, cash equivalents and restricted cash as of December 31, 2014 was $0.7 million, with a weighted-average interest rate of 0.1%. Based on a sensitivity analysis of our interest bearing deposits as of December 31, 2014, we estimate that if market interest rates would have increased 1% in 2014, the impact of the interest income would have been immaterial.

As of December 31, 2014, excluding the $11.7 million irrevocable standby letter of credit, we had $56.0 million outstanding on our revolving credit facility. We estimate that if market interest rates would have increased or decreased by 1%, our 2014 interest expense would have changed by approximately $0.6 million.

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

The following table presents our derivative positions related to crude oil and natural gas sales in effect as of December 31, 2014:

	Collars			Fixed-Price Swaps		Basis Protection Swaps
Commodity/ Index/ Maturity Period	Quantity (Gas - BBtu (1) Oil - MBbls)	Weighted-Average Contract Price		Quantity (Gas - BBtu (1) Oil - MBbls)	Weighted- Average Contract Price	Quantity (BBtu) (1)	Weighted- Average Contract Price	Fair Value December 31, 2014 (2) (in millions)
		Floors	Ceilings
Natural Gas
NYMEX
2015	7,340.0	$3.93	$4.31	12,415.0	$4.04	9,600.0	$(0.24)	$19.1
2016	7,820.0	3.88	4.24	19,680.0	3.98	—	—	14.0
2017	5,130.0	3.91	4.34	10,100.0	3.99	—	—	4.0

CIG
2015	—	—	—	2,730.0	4.01	—	—	3.4

Total Natural Gas	20,290.0			44,925.0		9,600.0		$40.5

Crude Oil
NYMEX
2015	686.0	$85.63	$96.86	4,514.0	$89.12	—	$—	$164.4
2016	1,740.0	77.59	97.55	2,400.0	90.37	—	—	94.6

Total Crude Oil	2,426.0			6,914.0		—		259.0
Total Natural Gas and Crude Oil								$299.5

_____________

(1)	A standard unit of measurement for natural gas (one BBtu equals one MMcf).

(2)
Approximately 20.8% of the fair value of our derivative assets and none of our derivative liabilities were measured using significant unobservable inputs (Level 3). See Note 3, Fair Value Measurements, to the consolidated financial statements included elsewhere in this report.

The following table presents annual average NYMEX, CIG and TETCO M-2 closing prices for crude oil and natural gas for the years ended December 31, 2014 and 2013, as well as average sales prices we realized for our crude oil, natural gas and NGLs production:

	Year Ended December 31,
	2014	2013
Average Index Closing Price:
Crude oil (per Bbl)
NYMEX	$92.91	$97.97
Natural gas (per MMBtu)
NYMEX	$4.42	$3.65
CIG	4.17	3.45
TETCO M-2 (1)	3.35	3.50

Average Sales Price Realized:
Excluding net settlements on derivatives
Crude oil (per Bbl)	$80.67	$89.92
Natural gas (per Mcf)	3.87	3.29
NGLs (per Bbl)	27.39	27.97
_____________
(1)TETCO M-2 is an index price upon which a majority of our natural gas produced in the Utica Shale is sold.

Based on a sensitivity analysis as of December 31, 2014, we estimate that a 10% increase in crude oil and natural gas prices, inclusive of basis, over the entire period for which we have derivatives in place, would have resulted in a decrease in fair value of the derivatives of $73.4 million; whereas a 10% decrease in prices would have resulted in an increase in fair value of $73.9 million.

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

Our derivative financial instruments may expose us to the risk of nonperformance by the instrument's contract counterparty. We primarily use financial institutions which are lenders in our revolving credit facility as counterparties for our derivative financial instruments. We monitor the creditworthiness of our counterparties through our credit committee, which utilizes a number of qualitative and quantitative tools to assess credit risk and takes mitigative actions if deemed necessary. While we believe that our monitoring procedures are reasonable, no amount of analysis can assure performance by a financial institution. In addition, disruption in the credit markets, changes in commodity prices and other factors may have a significant adverse impact on a number of financial institutions. To date, we have had no material counterparty default losses from our derivative financial instruments; however, we cannot be sure such losses will not occur in the future. See Note 4, Derivative Financial Instruments, to our consolidated financial statements included elsewhere in this report for more detail on our derivative financial instruments.

Disclosure of Limitations

Because the information above includes only those exposures that existed at December 31, 2014, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PDC Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PDC Energy, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 18, 2015

PDC ENERGY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

As of December 31,	2014	2013
Assets
Current assets:
Cash and cash equivalents	$16,066	$192,642
Restricted cash	—	2,211
Accounts receivable, net	131,204	88,111
Accounts receivable affiliates	512	6,614
Fair value of derivatives	187,495	1,521
Deferred income taxes	—	22,374
Assets held for sale	—	7,661
Prepaid expenses and other current assets	5,442	4,679
Total current assets	340,719	325,813
Properties and equipment, net	1,800,186	1,480,986
Assets held for sale	2,874	182,136
Fair value of derivatives	112,819	4,503
Other assets	83,990	31,765
Total Assets	$2,340,588	$2,025,203

Liabilities and Shareholders' Equity
Liabilities
Current liabilities:
Accounts payable	$130,321	$101,688
Accounts payable affiliates	—	41
Production tax liability	21,314	22,232
Fair value of derivatives	570	14,689
Funds held for distribution	27,186	31,040
Accrued interest payable	9,109	9,033
Deferred income taxes	59,174	—
Liabilities held for sale	—	12,069
Other accrued expenses	62,717	22,628
Total current liabilities	310,391	213,420
Long-term debt	664,923	604,990
Deferred income taxes	125,693	118,767
Asset retirement obligation	71,992	37,638
Fair value of derivatives	197	2,842
Liabilities held for sale	—	55,915
Other liabilities	30,033	24,037
Total liabilities	1,203,229	1,057,609

Commitments and contingent liabilities

Shareholders' equity
Preferred shares - par value $0.01 per share, 50,000,000 shares authorized, none issued	—	—
Common shares - par value $0.01 per share, 150,000,000 authorized, 35,927,985 and 35,675,656 issued as of December 31, 2014 and 2013, respectively	359	357
Additional paid-in capital	689,209	674,211
Retained earnings	448,702	293,267
Treasury shares - at cost, 21,643 and 5,508 as of December 31, 2014 and 2013, respectively	(911)	(241)
Total shareholders' equity	1,137,359	967,594
Total Liabilities and Shareholders' Equity	$2,340,588	$2,025,203

PDC ENERGY, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

Year Ended December 31,	2014	2013	2012
Revenues
Crude oil, natural gas and NGLs sales	$471,413	$340,795	$227,990
Sales from natural gas marketing	71,571	69,787	45,371
Commodity price risk management gain (loss), net	310,304	(23,919)	29,279
Well operations, pipeline income and other	2,919	6,002	4,496
Total revenues	856,207	392,665	307,136
Costs, expenses and other
Production costs	83,624	64,850	49,383
Cost of natural gas marketing	72,015	70,084	45,023
Exploration expense	947	6,334	18,202
Impairment of crude oil and natural gas properties	163,532	52,509	5,020
General and administrative expense	115,859	59,956	54,817
Depreciation, depletion and amortization	192,528	115,624	91,111
Accretion of asset retirement obligations	3,415	4,566	3,670
(Gain) loss on sale of properties and equipment	507	2,022	(183)
Total cost, expenses and other	632,427	375,945	267,043
Income from operations	223,780	16,720	40,093
Interest expense	(47,842)	(50,143)	(47,505)
Interest income	1,290	460	7
Loss on extinguishment of debt	—	—	(23,283)
Income (loss) from continuing operations before income taxes	177,228	(32,963)	(30,688)
Provision for income taxes	(69,967)	11,852	11,333
Income (loss) from continuing operations	107,261	(21,111)	(19,355)
Income (loss) from discontinued operations, net of tax	48,174	(1,190)	(111,357)
Net income (loss)	$155,435	$(22,301)	$(130,712)

Earnings per share:
Basic
Income (loss) from continuing operations	$3.00	$(0.65)	$(0.70)
Income (loss) from discontinued operations, net of tax	1.34	(0.04)	(4.02)
Net income (loss)	$4.34	$(0.69)	$(4.72)

Diluted
Income (loss) from continuing operations	$2.93	$(0.65)	$(0.70)
Income (loss) from discontinued operations, net of tax	1.31	(0.04)	(4.02)
Net income (loss)	$4.24	$(0.69)	$(4.72)

Weighted-average common shares outstanding:
Basic	35,784	32,426	27,677
Diluted	36,678	32,426	27,677

See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$155,435	$(22,301)	$(130,712)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Net change in fair value of unsettled derivatives	(311,281)	36,801	17,134
Depreciation, depletion and amortization	201,656	129,518	146,879
Impairment of crude oil and natural gas properties	163,965	53,438	168,149
Prepaid well costs write-offs	3,062	74	3,916
Loss on extinguishment of debt	—	—	23,283
Exploratory dry hole costs	—	—	15,347
Accretion of asset retirement obligation	3,455	4,747	4,060
Stock-based compensation	17,518	12,880	8,495
Excess tax benefits from stock-based compensation	(1,999)	(2,489)	—
(Gain) loss from sale of properties and equipment	(75,972)	3,722	(24,273)
Amortization of debt discount and issuance costs	6,938	6,783	7,864
Deferred income taxes	88,474	(15,883)	(80,379)
Other	(1,076)	460	4,123
Total adjustments to net income (loss) to reconcile to net cash from operating activities:	94,740	230,051	294,598
Changes in assets and liabilities:
Accounts receivable	(34,598)	(41,509)	6,843
Other assets	(3,296)	3,461	(2,908)
Restricted cash	2,214	(8)	8,859
Production tax liability	3,358	4,121	2,499
Accounts payable and accrued expenses	21,453	(11,485)	(5,050)
Other liabilities	(2,617)	(3,165)	592
Total changes in assets and liabilities	(13,486)	(48,585)	10,835
Net cash from operating activities	236,689	159,165	174,721
Cash flows from investing activities:
Capital expenditures	(628,592)	(394,948)	(347,729)
Acquisition of crude oil and natural gas properties, net of cash acquired	—	(9,658)	(312,223)
Proceeds from acquisition adjustments	—	7,579	14,469
Proceeds from sale of properties and equipment, net	154,457	179,919	193,544
Net cash from investing activities	(474,135)	(217,108)	(451,939)
Cash flows from financing activities:
Proceeds from revolving credit facility	263,750	260,250	682,000
Repayment of revolving credit facility	(200,000)	(283,500)	(839,750)
Proceeds from senior notes offering	—	—	500,000
Redemption of senior notes	—	—	(221,840)
Payment of debt issuance costs	(88)	(2,352)	(11,969)
Proceeds from sale of common stock, net of issuance costs	—	275,847	164,496
Excess tax benefits from stock-based compensation	1,999	2,489	—
Purchase of treasury shares	(5,392)	(4,133)	(1,500)
Proceeds from exercise of stock options	—	128	—
Net cash from financing activities	60,269	248,729	271,437
Net change in cash and cash equivalents	(177,177)	190,786	(5,781)
Cash and cash equivalents, beginning of year	193,243	2,457	8,238
Cash and cash equivalents, end of year	$16,066	$193,243	$2,457

Supplemental cash flow information:
Cash payments for (receipts from):
Interest, net of capitalized interest	$46,809	$48,844	$41,768
Income taxes	1,800	(3,014)	1,845
Non-cash investing activities:
Change in accounts payable related to capital expenditures	39,667	33,328	288
Change in asset retirement obligation, with a corresponding change to crude oil and natural gas properties, net of disposal	33,250	2,112	11,967
Change in accounts receivable related to sale of properties and equipment	—	808	—
Change in other assets related to sale of properties and equipment	39,048	3,350	—
See Note 15, Acquisitions, for non-cash transactions related to our acquisitions

See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
Consolidated Statements of Equity
(in thousands, except share and per share data)

Year Ended December 31,	2014	2013	2012
Common shares, issued:
Shares beginning of year	35,675,656	30,294,224	23,634,958
Shares issued pursuant to sale of equity	—	5,175,000	6,500,000
Exercise of stock options	—	10,763	—
Issuance of stock awards, net of forfeitures	253,032	212,926	173,737
Retirement of treasury shares	(703)	(17,257)	(14,471)
Shares end of year	35,927,985	35,675,656	30,294,224
Treasury shares:
Shares beginning of year	5,508	5,059	2,938
Purchase of treasury shares	97,646	84,642	44,576
Issuance of treasury shares	(83,208)	(67,334)	(28,587)
Retirement of treasury shares	(703)	(17,257)	(14,471)
Non-employee directors' deferred compensation plan	2,400	398	603
Shares end of year	21,643	5,508	5,059
Common shares outstanding	35,906,342	35,670,148	30,289,165

Equity:
Shareholders' equity
Preferred shares, par value $0.01 per share:
Balance beginning and end of year	$—	$—	$—
Common shares, par value $0.01 per share:
Balance beginning of year	357	303	236
Shares issued pursuant to sale of equity	—	52	65
Issuance of stock awards, net of forfeitures	2	2	2
Balance end of year	359	357	303
Additional paid-in capital:
Balance beginning of year	674,211	387,494	217,707
Proceeds from sale of equity, net of issuance costs	—	275,795	164,431
Exercise of stock options	—	125	—
Stock-based compensation expense	17,851	12,402	8,495
Issuance of treasury shares	(4,817)	(3,270)	(955)
Retirement of treasury shares	(35)	(824)	(491)
Tax impact of stock-based compensation	1,999	2,489	(1,693)
Balance end of year	689,209	674,211	387,494
Retained earnings:
Balance beginning of year	293,267	315,568	446,280
Net income (loss) attributable to shareholders	155,435	(22,301)	(130,712)
Balance end of year	448,702	293,267	315,568
Treasury shares, at cost:
Balance beginning of year	(241)	(184)	(111)
Purchase of treasury shares	(5,392)	(4,133)	(1,500)
Issuance of treasury shares	4,817	3,271	955
Retirement of treasury shares	35	824	491
Non-employee directors' deferred compensation plan	(130)	(19)	(19)
Balance end of year	(911)	(241)	(184)
Total shareholders' equity	1,137,359	967,594	703,181

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. is a domestic independent exploration and production company that produces, develops, acquires and explores for crude oil, natural gas and NGLs with primary operations in the Wattenberg Field in Colorado, the Utica Shale in southeastern Ohio and, until the fourth quarter of 2014, the Marcellus Shale in northern West Virginia. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Ohio operations are focused in the Utica Shale play. As of December 31, 2014, we owned an interest in approximately 2,900 gross wells. We are engaged in two business segments: Oil and Gas Exploration and Production and Gas Marketing. In October 2014, we sold our entire 50% ownership interest in PDC Mountaineer, LLC ("PDCM") to an unrelated third-party. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information.

The consolidated financial statements include the accounts of PDC, our wholly-owned subsidiaries, and our proportionate share of PDCM (until the fourth quarter of 2014) and our affiliated partnerships. As of December 31, 2014, we had four remaining affiliated partnerships that continue to conduct crude oil and natural gas producing activities. Pursuant to the proportionate consolidation method, our accompanying consolidated financial statements include our pro rata share of assets, liabilities, revenues and expenses of the entities which we proportionately consolidate. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which are particularly significant to our consolidated financial statements include estimates of crude oil, natural gas and NGLs sales revenue, crude oil, natural gas and NGLs reserves, future cash flows from crude oil and natural gas properties, valuation of derivative instruments, impairment of proved and unproved properties and valuation of deferred income tax assets.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. The reclassifications are attributable to reporting as discontinued operations the results of operations related to PDCM's Marcellus Shale assets and reporting as held for sale our proportionate share of PDCM's Marcellus Shale assets and liabilities, as well as a parcel of land. These reclassifications had no impact on previously reported cash flows, net income, earnings per share or shareholders' equity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.
Restricted Cash. We are required by certain government agencies or agreements to maintain bonds or cash accounts for various operating activities. As of December 31, 2014, we had collateral in the form of certificates of deposit and cash totaling $0.7 million included in other assets. As of December 31, 2013, we had collateral in the form of certificates of deposit and cash totaling $3.3 million which consisted of $2.2 million and $1.1 million included in restricted cash and other assets, respectively.
Inventory. Inventory consists of crude oil, stated at the lower of cost to produce or market, and other production supplies intended to be used in our crude oil and natural gas operations. As of December 31, 2014 and 2013, inventory of $0.8 million and $0.9 million, respectively, is included in prepaid expenses and other current assets on the consolidated balance sheets.

Derivative Financial Instruments. We are exposed to the effect of market fluctuations in the prices of crude oil, natural gas and NGLs. We employ established policies and procedures to manage a portion of the risks associated with these market fluctuations using commodity derivative instruments. Our policy prohibits the use of crude oil and natural gas derivative instruments for speculative purposes.

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

The validation of the derivative instrument's fair value is performed internally and, while we use common industry practices to develop our valuation techniques, changes in our pricing methodologies or the underlying assumptions could result in significantly different fair values. See Note 3, Fair Value of Financial Instruments, and Note 4, Derivative Financial Instruments, for a discussion of our derivative fair value measurements and a summary fair value table of our open positions as of December 31, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Properties and Equipment. Significant accounting polices related to our properties and equipment are discussed below.

Crude Oil and Natural Gas Properties. We account for our crude oil and natural gas properties under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and developmental dry hole costs are capitalized and depreciated or depleted by the unit-of-production method based on estimated proved developed producing reserves. Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved reserves. We calculate quarterly depreciation, depletion and amortization ("DD&A") expense by using our estimated prior period-end reserves as the denominator, with the exception of our fourth quarter where we use the year-end reserve estimate adjusted to add back fourth quarter production. Upon the sale or retirement of significant portions of or complete fields of depreciable or depletable property, the net book value thereof, less proceeds or salvage value, is recognized in the consolidated statements of operations as a gain or loss. Upon the sale of individual wells or a portion of a field, the proceeds are credited to accumulated DD&A.

Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory well drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if the well is determined to be economically nonproductive. The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting. Exploratory well costs continue to be capitalized as long as we have found a sufficient quantity of reserves to justify completion as a producing well, we are making sufficient progress assessing our reserves and economic and operating viability or we have not made sufficient progress to allow for final determination of productivity. If an in-progress exploratory well is found to be economically unsuccessful prior to the issuance of the financial statements, the costs incurred prior to the end of the reporting period are charged to exploration expense. If we are unable to make a final determination about the productive status of a well prior to issuance of the financial statements, the costs associated with the well are classified as "suspended well costs" until we have had sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained. At the time we are able to make a final determination of a well’s productive status, the well is removed from suspended well status and the proper accounting treatment is recorded. See Note 6, Properties and Equipment, for disclosures related to changes in our capitalized exploratory well costs.

Proved Property Impairment. Upon a triggering event, we assess our producing crude oil and natural gas properties for possible impairment by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which we reasonably estimate the commodity to be sold. The estimates of future prices may differ from current market prices of crude oil, natural gas and NGLs. Certain events, including but not limited to downward revisions in estimates to our reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of our proved crude oil and natural gas properties. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis and is measured by the amount by which the net capitalized costs exceed their fair value. Impairments are included in the consolidated statements of operations line item impairment of crude oil and natural gas properties, with a corresponding impact on accumulated DD&A on the consolidated balance sheets.

Unproved Property Impairment. The acquisition costs of unproved properties are capitalized when incurred, until such properties are transferred to proved properties or charged to expense when expired, impaired or amortized. Unproved crude oil and natural gas properties with individually significant acquisition costs are periodically assessed for impairment. Unproved crude oil and natural gas properties which are not individually significant are amortized, by field, based on our historical experience, acquisition dates and average lease terms. Impairment and amortization charges related to unproved crude oil and natural gas properties are charged to the consolidated statements of operations line item impairment of crude oil and natural gas properties.

Other Property and Equipment. Other property and equipment is carried at cost. Depreciation is provided principally on the straight-line method over the assets' estimated useful lives. We review these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Total impairments to other property and equipment was $0.8 million in 2014. There were no impairments to other property and equipment in 2013 or 2012.

The following table presents the estimated useful lives of our other property and equipment:

Pipelines and related facilities	10 - 17 years
Transportation and other equipment	3 - 20 years
Buildings	20 - 30 years

Maintenance and repair costs on other property and equipment are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over the remaining useful life of the asset. Upon the sale or other disposition of assets, the cost and related accumulated DD&A are removed from the accounts, the proceeds are applied thereto and any resulting gain or loss is reflected in income. Total depreciation expense related to other property and equipment was $4.1 million, $4.0 million and $4.8 million in 2014, 2013 and 2012, respectively.

Capitalized Interest. Interest costs are capitalized as part of the historical cost of acquiring assets. Investments in unproved crude oil and natural gas properties and major development projects, on which DD&A is not currently recorded and on which exploration or development

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

activities are in progress, qualify for capitalization of interest. Major construction projects also qualify for interest capitalization until the asset is ready to be placed into service. Capitalized interest is calculated by multiplying our weighted-average interest rate on our debt outstanding by the qualifying costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is placed into service, we begin amortizing the related capitalized interest over the useful life of the asset. Capitalized interest totaled $3.5 million, $1.7 million and $0.9 million in 2014, 2013 and 2012, respectively.

Assets Held for Sale. Assets held for sale are valued at the lower of their carrying amount or estimated fair value, less costs to sell. If the carrying amount of the assets exceeds their estimated fair value, an impairment loss is recognized. Fair values are estimated using accepted valuation techniques such as a discounted cash flow model, valuations performed by third parties, earnings multiples or indicative bids, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. DD&A expense is not recorded on assets to be divested once they are classified as held for sale. Assets classified as held for sale are expected to be disposed of within one year. Assets to be divested are classified in the consolidated financial statements as held for sale and the activities of assets to be divested are classified either as discontinued operations or continuing operations. For assets classified as discontinued operations, the results of operations are reclassified from their historical presentation to discontinued operations on the consolidated statements of operations for all periods presented. The gains or losses associated with these divested assets are recorded in discontinued operations on the consolidated statements of operations. For businesses classified as held for sale that do not qualify for discontinued operations treatment, the results of operations continue to be reported in continuing operations.

Production Tax Liability. Production tax liability represents estimated taxes, primarily severance, ad valorem and property, to be paid to the states and counties in which we produce crude oil, natural gas and NGLs, including the production of our affiliated partnerships. Our share of these taxes is expensed to production costs. Affiliated partnerships' share, not owned by us, is recognized as a receivable in accounts receivable affiliates on the consolidated balance sheets. The long-term portion of the production tax liability is included in other liabilities on the consolidated balance sheets and was $26.4 million and $22.1 million in December 31, 2014 and 2013, respectively.

Income Taxes. We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to operating loss and credit carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we record a valuation allowance, thereby reducing the deferred tax assets to what we consider realizable. As of December 31, 2014 and 2013, we had no valuation allowance.

Debt Issuance Costs. Debt issuance costs are capitalized and amortized over the life of the respective borrowings using the effective interest method. As of December 31, 2014 and 2013, included in other assets were $13.7 million and $16.6 million, respectively, related to debt issuance costs. The December 31, 2014 amount included $0.7 million in costs related to the issuance of our 3.25% convertible senior notes due 2016, $8.7 million related to our 7.75% senior notes due 2022 and $4.3 million related to our revolving credit facility. The December 31, 2013 amount included $1.3 million in costs related to the issuance of our 3.25% convertible senior notes due 2016, $9.8 million related to our 7.75% senior notes due 2022 and $5.5 million related to our revolving credit facility and the PDCM credit facility.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Natural gas marketing. Natural gas marketing is reported on the gross method of accounting, based on the nature of the agreements between our natural gas marketing subsidiary, RNG, suppliers and customers. RNG purchases gas from many small producers and bundles the gas together for a price advantage to sell in larger amounts to purchasers of natural gas. RNG has latitude in establishing price and discretion in supplier and purchaser selection. Natural gas marketing revenues and expenses reflect the full cost and revenue of those transactions because RNG takes title to the gas it purchases from the various producers and bears the risks and rewards of that ownership. Both the net settlements and net change in fair value of unsettled derivatives of the RNG commodity-based derivative transactions for natural gas marketing are included in sales from or cost of natural gas marketing, as applicable.

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

Stock-Based Compensation. Stock-based compensation is recognized in our financial statements based on the grant-date fair value of the equity instrument awarded. Stock based compensation expense is recognized in the financial statements on a straight-line basis over the vesting period for the entire award. To the extent compensation cost relates to employees directly involved in crude oil and natural gas exploration and development activities, such amounts may be capitalized to properties and equipment. Amounts not capitalized to properties and equipment are recognized in the related cost and expense line item in the consolidated statements of operations. No amounts for stock-based compensation were capitalized in 2014, 2013 and 2012.

Allowance for Doubtful Accounts.Inherent to our industry is the concentration of crude oil, natural gas and NGLs sales to a limited number of customers. This concentration has the potential to impact our overall exposure to credit risk in that our customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. We record an allowance for doubtful accounts representing our best estimate of probable losses from our existing accounts receivable. In making our estimate, we consider, among other things, our historical write-offs and overall creditworthiness of our customers. Further, consideration is given to well production data for receivables related to well operations.

Interest Income. Interest income on our note receivable is recognized over its term using the effective interest method.

Recent Accounting Standards.

Recently Adopted Accounting Standard. On January 1, 2014, we adopted changes issued by the Financial Accounting Standards Board ("FASB") regarding the accounting for income taxes. The change provides clarification on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Adoption of these changes had no impact on the consolidated financial statements.

In April 2014, the FASB issued changes related to the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new pronouncement, a discontinued operation is defined as a component of an entity that either has been disposed of or is classified as held for sale and represents a strategic shift that has a major effect on the entity's operations and financial results. These changes were required to be applied prospectively for new disposals or components of an entity classified as held for sale during interim and annual periods beginning after December 15, 2014, with early adoption permitted. On July 1, 2014, we elected to early adopt the new pronouncement.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recently Issued Accounting Standard. In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Early adoption is not permitted. We plan to adopt the revenue standard beginning January 1, 2017 and are currently evaluating the impact these changes will have on our consolidated financial statements.

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard will explicitly require management to assess an entity's ability to continue as a going concern every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact these changes will have on our consolidated financial statements.

In November 2014, the FASB issued an update to accounting for derivatives and hedging instruments.The update clarifies how current accounting guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the accounting update clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the update clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The assessment of the substance of the relevant terms and features should incorporate a consideration of the characteristics of the terms and features themselves, the circumstances under which the hybrid financial instrument was issued or acquired, and the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The accounting update is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact these changes will have on our consolidated financial statements.

In January 2015, the FASB issued new accounting guidance eliminating from current accounting guidance the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Our fixed-price swaps, basis swaps and physical purchases are included in Level 2 and our collars and physical sales are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	As of December 31,
	2014			2013
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Commodity-based derivative contracts	$237,939	$62,356	$300,295	$3,852	$2,098	$5,950
Basis protection derivative contracts	19	—	19	74	—	74
Total assets	237,958	62,356	300,314	3,926	2,098	6,024
Liabilities:
Commodity-based derivative contracts	742	—	742	16,539	987	17,526
Basis protection derivative contracts	25	—	25	5	—	5
Total liabilities	767	—	767	16,544	987	17,531
Net asset (liability)	$237,191	$62,356	$299,547	$(12,618)	$1,111	$(11,507)

The following table presents a reconciliation of our Level 3 assets measured at fair value:

	2014	2013	2012
	(in thousands)

Fair value, net asset, beginning of period	$1,111	$13,610	$22,107
Changes in fair value included in statement of operations line item:
Commodity price risk management gain (loss), net	62,003	(1,748)	7,517
Sales from natural gas marketing	(22)	13	63
Changes in fair value included in balance sheet line item (1):
Accounts payable affiliates	—	—	(319)
Settlements included in statement of operations line items:
Commodity price risk management gain (loss), net	(737)	(6,361)	(15,644)
Sales from natural gas marketing	1	(37)	(114)
Loss from discontinued operations, net of tax	—	(4,366)	—
Fair value, net asset end of period	$62,356	$1,111	$13,610

Net change in fair value of unsettled derivatives included in statement of operations line item:
Commodity price risk management gain (loss), net	$15,632	$(2,731)	$3,665
Sales from natural gas marketing	3	4	1
Total	$15,635	$(2,727)	$3,666

__________

(1)	Represents the change in fair value related to derivative instruments entered into by us and designated to our affiliated partnerships.

The significant unobservable input used in the fair value measurement of our derivative contracts is the implied volatility curve, which is provided by a third-party vendor. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of our Level 3 derivative contracts. There has been no change in the methodology we apply to measure the fair value of our Level 3 derivative contracts.

PDC ENERGY, INC.
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

The liability associated with our non-qualified deferred compensation plan for non-employee directors may be settled in cash or shares of our common stock. The carrying value of this obligation is based on the quoted market price of our common stock, which is a Level 1 input. The liability related to this plan, which was included in other liabilities on the consolidated balance sheets, was immaterial as of December 31, 2014 and 2013.

The portion of our long-term debt related to our revolving credit facility approximates fair value due to the variable nature of related interest rates. We have not elected to account for the portion of our debt related to our senior notes under the fair value option; however, as of December 31, 2014, we estimate the fair value of the portion of our long-term debt related to our 3.25% convertible senior notes due 2016 to be $137.5 million, or 119.6% of par value, and the portion related to our 7.75% senior notes due 2022 to be $452.5 million, or 90.5% of par value. We determined these valuations based upon measurements of trading activity and broker and/or dealer quotes, respectively, which are published market prices, and therefore are Level 2 inputs.

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

We believe our derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. As of December 31, 2014, we had derivative instruments in place for a portion of our anticipated production through 2017 for a total of 65,215 BBtu of natural gas and 9,340 MBbls of crude oil. The majority of our derivative contracts are entered into at no cost to us as we hedge our anticipated production at the then-prevailing commodity market prices.

As of December 31, 2014, our derivative instruments were comprised of commodity swaps, collars, basis protection swaps and physical sales and purchases.

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

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point. For CIG-basis protection swaps, which had a negative differential to NYMEX for the majority of 2014, we receive a payment from the counterparty if the price differential is greater than the stated terms of the contract and pay the counterparty if the price differential is less than the stated terms of the contract. If the market price and contract price are the same, no payment is due to or from the counterparty; and

•
Physical sales and purchases are derivatives for fixed-priced physical transactions where we sell or purchase third-party supply at fixed rates. These physical derivatives are offset by financial swaps: for a physical sale the offset is a swap purchase and for a physical purchase the offset is a swap sale.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the balance sheet location and fair value amounts of our derivative instruments on the consolidated balance sheets as of December 31, 2014 and 2013:

Derivative instruments:		Balance sheet line item	2014	2013
			(in thousands)
Derivative assets:	Current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	$186,886	$1,086
	Related to natural gas marketing	Fair value of derivatives	590	361
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	19	74
			187,495	1,521
	Non-current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	112,599	4,225
	Related to natural gas marketing	Fair value of derivatives	220	278
			112,819	4,503
Total derivative assets			$300,314	$6,024

Derivative liabilities:	Current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	$—	$14,437
	Related to natural gas marketing	Fair value of derivatives	545	247
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	25	—
	Related to natural gas marketing	Fair value of derivatives	—	5
			570	14,689
	Non-current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	—	2,609
	Related to natural gas marketing	Fair value of derivatives	197	233
			197	2,842
Total derivative liabilities			$767	$17,531

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the impact of our derivative instruments on our consolidated statements of operations:

	Year Ended December 31,
Consolidated statement of operations line item	2014	2013	2012

Commodity price risk management gain (loss), net
Net settlements	$(837)	$11,177	$43,591
Net change in fair value of unsettled derivatives	311,141	(35,096)	(14,312)
Total commodity price risk management gain (loss), net	$310,304	$(23,919)	$29,279
Sales from natural gas marketing
Net settlements	$(208)	$446	$2,170
Net change in fair value of unsettled derivatives	364	429	(1,658)
Total sales from natural gas marketing	$156	$875	$512
Cost of natural gas marketing
Net settlements	$346	$(257)	$(2,029)
Net change in fair value of unsettled derivatives	(451)	(412)	1,601
Total cost of natural gas marketing	$(105)	$(669)	$(428)

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

The following table reflects the impact of netting agreements on gross derivative assets and liabilities as of December 31, 2014 and 2013:

As of December 31, 2014	Derivative instruments, recorded in consolidated balance sheet, gross	Effect of master netting agreements	Derivative instruments, net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$300,314	$(29)	$300,285

Liability derivatives:
Derivative instruments, at fair value	$767	$(29)	$738

As of December 31, 2013	Derivative instruments, recorded in consolidated balance sheet, gross	Effect of master netting agreements	Derivative instruments, net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$6,024	$(4,637)	$1,387

Liability derivatives:
Derivative instruments, at fair value	$17,531	$(4,637)	$12,894

NOTE 5 - CONCENTRATION OF RISK

Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts:

	As of December 31,
	2014	2013
	(in thousands)

Crude oil, natural gas and NGLs sales	$49,531	$61,197
Joint interest billings	52,841	20,085
Derivative counterparties	12,582	1,025
Insurance reimbursement	11,212	—
Other	5,524	6,700
Allowance for doubtful accounts	(486)	(896)
Accounts receivable, net	$131,204	$88,111

Our accounts receivable primarily relate to sales of our crude oil, natural gas and NGLs production, other third parties that own working interests in the properties we operate and derivative counterparties. For the years ended December 31, 2014, 2013 and 2012, amounts written off to allowance for doubtful accounts were not material. As of December 31, 2014, we had two customers representing 10% or greater of our accounts receivable balance: Suncor Energy Marketing, Inc. and Concord Energy, representing 11.1% and 10.3%, respectively, of our accounts receivable balance.

Major Customers. The following table presents the individual customers constituting 10% or more of total revenues:

	Year Ended December 31,
Customer	2014	2013	2012

Suncor Energy Marketing, Inc.	19.7%	35.9%	39.1%
Concord Energy	18.3%	—%	—%
DCP Midstream, LP	15.1%	13.9%	16.0%
Teppco Crude Oil, LLC	12.9%	8%	2.4%

The concentration of revenue represented by the customers noted above relate to our oil and gas exploration and production segment.

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

The following table presents the counterparties that expose us to credit risk as of December 31, 2014, with regard to our derivative assets:

Fair Value of Derivative Assets
Counterparty Name	As of December 31, 2014
(in thousands)

JP Morgan Chase Bank, N.A (1)	$95,294
Canadian Imperial Bank of Commerce (1)	61,570
NATIXIS (1)	45,214
Wells Fargo Bank, N.A. (1)	41,844
Key Bank N.A. (1)	24,899
Bank of Nova Scotia (1)	23,760
Other lenders in our revolving credit facility	7,726
Various (2)	7
Total	$300,314

____________
(1)Major lender in our revolving credit facility. See Note 8, Long-Term Debt.
(2)Represents a total of 2 counterparties.

Note Receivable
The following table presents information regarding our note receivable outstanding as of December 31, 2014:

Amount
(in thousands)
Note Receivable:
Principal outstanding, October 14, 2014	$39,048
Paid-In-Kind interest	659
Principal outstanding, December 31, 2014	$39,707

In October 2014, we sold our entire 50% ownership interest in PDCM to an unrelated third-party. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information regarding the sale. As part of the consideration, we received a promissory note (the “Note”) for a principal sum of $39.0 million, bearing varying interest rates beginning at 8% and increasing annually. Pursuant to the Note agreement, interest shall be paid quarterly, in arrears, commencing December 2014 and continuing on the last business day of each fiscal quarter thereafter. At the option of the issuer of the Note, an unrelated third-party, interest can be paid-in-kind (the “PIK Interest”) and any such PIK Interest will be added to the outstanding principal amount of the Note. As of December 31, 2014, the issuer of the Note had elected to pay-in-kind interest on the Note. The principal and any unpaid interest shall be due and payable in full in September 2020, and can be prepaid, in whole or in part, at any time without premium or penalty. The Note is secured by a pledge of stock in certain subsidiaries of the unrelated third-party, debt securities issued and certain assets.

Under the effective interest method, we recognized $0.9 million of interest income for the year ended December 31, 2014, of which $0.7 million was PIK Interest. As of December 31, 2014, the $39.7 million outstanding balance on the Note was included in the consolidated balance sheet line item other assets.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6 - PROPERTIES AND EQUIPMENT

The following table presents the components of properties and equipment, net of accumulated DD&A:

	As of December 31,
	2014	2013
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$2,267,165	$1,677,271
Unproved	188,206	253,464
Total crude oil and natural gas properties	2,455,371	1,930,735
Equipment and other	29,562	28,832
Land and buildings	9,015	9,782
Construction in progress	137,937	41,180
Properties and equipment, at cost	2,631,885	2,010,529
Accumulated DD&A	(831,699)	(529,543)
Properties and equipment, net	$1,800,186	$1,480,986

The following table presents impairment charges recorded for crude oil and natural gas properties:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Continuing operations:
Impairment of proved properties	$112,557	$48,750	$—
Impairment of unproved properties	45,732	517	1,011
Amortization of individually insignificant unproved properties	4,465	3,242	4,009
Other	778	—	—
Total continuing operations	163,532	52,509	5,020
Discontinued operations:
Impairment of proved properties	—	—	161,185
Impairment of unproved properties	433	566	931
Amortization of individually insignificant unproved properties	—	363	1,013
Total discontinued operations	433	929	163,129
Total impairment of crude oil and natural gas properties	$163,965	$53,438	$168,149

In 2014, we recognized an impairment charge of $158.3 million to write-down our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value, $112.6 million of which was for capitalized well costs on proved producing properties and $45.7 million for capitalized leasehold costs on unproved properties. The impairment charge represented the amount by which the carrying value of the Utica Shale crude oil and natural gas properties exceeded the estimated fair value and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold. The impairment charge was included in the consolidated statements of operations line item impairment of crude oil and natural gas properties.

In 2013, we recognized an impairment charge of approximately $48.8 million related to all of our shallow Upper Devonian (non-Marcellus Shale) Appalachian Basin producing properties located in West Virginia and Pennsylvania previously owned directly by us, as well as through our proportionate share of PDCM. The impairment charge represented the excess of the carrying value of the assets over the estimated fair value, less the cost to sell. The fair value of the assets was determined based upon estimated future cash flows from unrelated third-party bids, a Level 3 input. The impairment charge was included in the consolidated statements of operations line item impairment of crude oil and natural gas properties. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information regarding these properties.

In 2012, we recognized an impairment charge of $161.2 million to write-down our Piceance Basin proved oil and natural gas properties to their estimated fair value. The fair value was based on estimated future cash flows from an unrelated third-party bid, a Level 3 input. The impairment charge was included in the consolidated statements of operations line item income from discontinued operations, net of tax.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Suspended Well Costs

The following table presents the capitalized exploratory well costs pending determination of proved reserves included in properties and equipment on the consolidated balance sheets:

2013
(in thousands)

Balance beginning of year, January 1,	$19,567
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,105
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(21,672)
Capitalized exploratory well costs charged to expense	—
Balance end of year, December 31,	$—

Number of wells pending determination at December 31,	—

As of December 31, 2014, there were no suspended well costs or wells pending determination.

NOTE 7 - INCOME TAXES

The table below presents the components of our provision for income taxes from continuing operations for the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$(1,514)	$1,355	$—
State	966	199	(199)
Total current income taxes	(548)	1,554	(199)
Deferred:
Federal	(60,698)	8,238	10,896
State	(8,721)	2,060	636
Total deferred income taxes	(69,419)	10,298	11,532
Income tax benefit (expense) from continuing operations	$(69,967)	$11,852	$11,333

In the last three years, we continued to utilize tax deferral strategies such as bonus depreciation, accelerated depreciation and intangible drilling cost ("IDC") expense elections or accelerated IDC amortization to minimize our current taxes. As a result of these elections and deferral strategies, we generated federal and state net operating losses (“NOLs”) in 2012 and prior. In 2013 these deferral strategies enabled us to offset any taxable gain on the sale of our non-core Colorado assets and also preserved some of our NOLs to carry forward for use against our anticipated 2014 taxable income. In 2014, these same deferral strategies, along with carried forward federal and state NOLs, credits, and suspended deductions, permitted us to offset the majority of the tax gain on the sale of PDCM. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information regarding the sale of our non-core Colorado assets and the sale of our entire 50% ownership interest in PDCM.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of the statutory rate to the effective tax rate related to our provision for income taxes from continuing operations:

	Year Ended December, 31,
	2014	2013	2012

Statutory tax rate	35.0%	35.0%	35.0%
State income tax, net	2.8	4.0	0.9
Percentage depletion	(0.3)	2.2	2.0
Non-deductible compensation	0.7	(4.2)	(0.5)
Other	1.3	(1.0)	(0.5)
Effective tax rate	39.5%	36.0%	36.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net change in fair value of unsettled derivatives	$—	$6,205
Deferred compensation	10,459	8,507
Asset retirement obligations	28,051	11,630
State NOL and tax credit carryforwards, net	3,761	5,182
Percentage depletion - carryforward	—	4,570
Alternative minimum tax - credit carryforward	2,906	3,165
Federal NOL carryforward	—	4,601
Settlement of class action litigation	12,259	—
Other	3,144	6,229
Deferred tax assets	60,580	50,089

Deferred tax liabilities:
Properties and equipment	130,155	120,746
Investment in PDCM	—	21,962
Net change in fair value of unsettled derivatives	113,007	—
Convertible debt	2,285	3,774
Total gross deferred tax liabilities	245,447	146,482
Net deferred tax liability	$184,867	$96,393

Classification in the consolidated balance sheets:
Deferred income tax assets	$—	$22,374
Deferred income tax liability - current	59,174	—
Deferred income tax liability - non-current	125,693	118,767
Net deferred tax liability	$184,867	$96,393

Deferred tax assets increased, primarily due to the addition of the deferred tax asset associated with asset retirement obligations and a legal accrual associated with the settlement of certain partnership-related class action litigation. These increases were partially offset by the utilization of our federal NOL and percentage depletion carryforwards and removal of the deferred tax asset associated with the unrealized tax loss for the fair value of unsettled derivatives.

Deferred tax liabilities for properties and equipment increased as a result of our continued use of statutory provisions for expensing and accelerated amortization of IDCs and accelerated tax depreciation. The increase from the use of these accelerated tax deductions was partially offset by the deferred tax asset for the impairment of some of our crude oil and natural gas properties. The sale of our entire 50% ownership interest in PDCM also resulted in a decrease to our deferred tax liability. In addition, the fair value of unsettled derivatives at December 31, 2014 resulted in an unrealized tax gain versus an unrealized loss at December 31, 2013.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2014, we have state NOL carryforwards of $90.0 million that begin to expire in 2030 and state credit carryforwards of $1.3 million that begin to expire in 2023.

Unrecognized tax benefits and related accrued interest and penalties were immaterial for the three-year period ended December 31, 2014. The total amount of unrecognized tax benefits that would affect the effective tax rate decreased to zero in the current year due to the expiration of the statute of limitations. The statute of limitations for most of our state tax jurisdictions is open from 2010 forward.

In accordance with the CAP program, the IRS completed its “post filing review” of our 2012 and 2013 tax returns in January 2014 and 2015, respectively. We have been issued a “no change” letter for both of the reviewed tax years. The CAP audit employs a real-time review of our books and tax records by the IRS that is intended to permit issue resolution prior to, or shortly after, the filing of the tax returns. We are currently participating in the CAP program for the review of our 2014 tax year and we have been invited and have accepted continued participation in the program for our 2015 tax year. Participation in the CAP program has enabled us to currently have no uncertain tax benefits associated with our federal tax return filings.

As of December 31, 2014, we were current with our income tax filings in all applicable state jurisdictions. In 2013, the State of Colorado examined our 2008 through 2011 Colorado corporate income tax returns and proposed no adjustments.

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Senior notes:
3.25% Convertible senior notes due 2016:
Principal amount	$115,000	$115,000
Unamortized discount	(6,077)	(10,010)
3.25% Convertible senior notes due 2016, net of discount	108,923	104,990
7.75% Senior notes due 2022	500,000	500,000
Total senior notes	608,923	604,990
Revolving credit facility	56,000	—
Long-term debt	664,923	604,990

PDCM credit facility	—	37,000
PDCM second lien term loan	—	15,000
PDCM long-term debt (included in liabilities held for sale - non-current)	—	52,000

Total debt	$664,923	$656,990

Senior Notes

3.25% Convertible Senior Notes Due 2016. In November 2010, we issued $115 million aggregate principal amount 3.25% convertible senior notes due 2016 (the "Convertible Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is May 15, 2016. Interest is payable semi-annually in arrears on each May 15 and November 15. The Convertible Notes are senior, unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated (including our 2022 Senior Notes); effectively junior in right of payment to any of our secured indebtedness (including our obligations under our revolving credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries. The indenture governing the Convertible Notes does not contain any restrictive financial covenants. The Convertible Notes and the common stock issuable upon conversion of the Convertible Notes, if any, have not been registered under the Securities Act of 1933 or any state securities laws, nor are we required to register such Convertible Notes or common shares. The Convertible Notes are governed by an indenture between the Company and the Bank of New York Mellon, as trustee.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We allocated the gross proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $94.3 million liability component was determined based on the fair value of similar debt instruments with similar terms, excluding the conversion feature, and priced on the same day we issued the Convertible Notes. The initial $20.7 million equity component represents the debt discount and was calculated as the difference between the liability component of the debt and the gross proceeds of the Convertible Notes. As of December 31, 2014, the unamortized debt discount will be amortized over the remaining contractual term to maturity of the Convertible Notes of 1.4 years using an effective interest rate of 7.4%. For 2014, interest expense related to the indebtedness and the amortization of the discount was $3.7 million and $3.9 million, respectively, compared to $3.7 million each in 2013 and $3.7 million and $3.4 million, respectively, in 2012. As of December 31, 2014, notwithstanding the inability to convert, the principal amount exceeded the “if-converted” value of the Convertible Notes by approximately $3.1 million.

7.75% Senior Notes Due 2022. In October 2012, we issued $500 million aggregate principal amount 7.75% senior notes due October 15, 2022 (the "2022 Senior Notes") in a private placement to qualified institutional buyers. The 2022 Senior Notes accrue interest from the date of issuance and interest is payable semi-annually in arrears on April 15 and October 15. Approximately $11 million in costs associated with the issuance of the 2022 Senior Notes have been capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes using the effective interest method. The 2022 Senior Notes are senior unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated to the notes. The 2022 Senior Notes rank equally in right of payment with all our existing and future senior indebtedness (including our Convertible Notes) and rank effectively junior in right of payment to all of our secured indebtedness (to the extent of the value of the collateral securing such indebtedness), including borrowings under our revolving credit facility.

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

At any time prior to October 15, 2015, we may redeem up to 35% of the outstanding 2022 Senior Notes with proceeds from certain equity offerings at a redemption price of 107.75% of the principal amount of the notes redeemed, plus accrued and unpaid interest, as long as at least 65% of the aggregate principal amount of the notes issued on October 3, 2012 remains outstanding after each such redemption and the redemption occurs within 180 days after the closing of the equity offering. At any time prior to October 15, 2017, we may redeem all or part of the 2022 Senior Notes at a make-whole price set forth in the indenture, and on or after October 15, 2017, we may redeem the notes at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption.

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

As of December 31, 2014, we were in compliance with all covenants related to the Convertible Notes and the 2022 Senior Notes, and expect to remain in compliance throughout the next twelve-month period.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Credit Facility

Revolving Credit Facility. In May 2013, we entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and other lenders party thereto. This agreement amends and restates the credit agreement dated November 2010 and expires in May 2018. The revolving credit facility is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes and to support letters of credit. The revolving credit facility provides for a maximum of $1 billion in allowable borrowing capacity, subject to the borrowing base. The borrowing base is based on, among other things, the loan value assigned to the proved reserves attributable to our and our subsidiaries' crude oil and natural gas interests, excluding proved reserves attributable to our affiliated partnerships. The borrowing base is subject to a semi-annual size redetermination based upon quantification of our reserves at June 30 and December 31, and is also subject to a redetermination upon the occurrence of certain events. In September 2014, the semi-annual redetermination of our revolving credit facility's borrowing base was completed, resulting in an increase in the borrowing base from $450 million to $700 million. We have elected to maintain the aggregate commitment at $450 million. The revolving credit facility is secured by a pledge of the stock of certain of our subsidiaries, mortgages of certain producing crude oil and natural gas properties and substantially all of our and such subsidiaries' other assets. Our affiliated partnerships are not guarantors of our obligations under the revolving credit facility. We had an outstanding balance of $56.0 million on our revolving credit facility as of December 31, 2014 compared to no outstanding balance as of December 31, 2013. The weighted-average borrowing rate on our revolving credit facility, exclusive of the letter of credit noted below, was 4.1% per annum as of December 31, 2014.

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

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (a) maintain a minimum current ratio of 1.00 to 1.00 and (b) not exceed a maximum leverage ratio of 4.25 to 1.00. As of December 31, 2014, we were in compliance with all the revolving credit facility covenants and expect to remain in compliance throughout the next twelve-month period.

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

As of December 31, 2014, RNG had an irrevocable standby letter of credit of approximately $11.7 million in favor of a third-party transportation service provider to secure firm transportation of the natural gas produced by third-party producers for whom we market production in the Appalachian Basin. The letter of credit, which expires in September 2015, reduces the amount of available funds under our revolving credit facility by an equal amount. As of December 31, 2014, the available funds under our revolving credit facility, including the reduction for the $11.7 million letter of credit, was $382.3 million. In addition to our currently elected commitment of $450 million, we have an additional $250 million of borrowing base availability under the revolving credit facility, subject to certain terms and conditions of the agreement.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interest in crude oil and natural gas properties:

	2014	2013
	(in thousands)

Balance at beginning of period, January 1, 2014	$41,030	$62,563
Revisions in estimated cash flows	31,945	612
Obligations incurred with development activities	1,170	2,389
Accretion expense	3,455	4,747
Obligations discharged with divestitures of properties and asset retirements	(3,745)	(29,281)
Balance end of period, December 31, 2014	73,855	41,030
Less: Liabilities held for sale (1)	—	(2,234)
Less: Current portion	(1,863)	(1,158)
Long-term portion	$71,992	$37,638

______________

(1)	Represents asset retirement obligations related to assets held for sale. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information.

The revisions in estimated cash flows during 2014 were due to changes in estimates of costs for materials and services related to the plugging and abandonment of certain vertical wells in the Wattenberg Field, as well as a decrease in the estimated useful life of these wells. The increase in estimated costs is primarily the result of various recent federal, state and local laws that regulate plugging operations and techniques. The revision in the asset retirement obligation did not have an immediate effect in the 2014 statement of operations as the increase in the revised obligation was offset by a capitalized amount, which will be depreciated over the useful lives of respective wells.

NOTE 10 - EMPLOYEE BENEFIT PLANS

We sponsor a qualified retirement plan covering substantially all of our employees. The plan consists of both a traditional and a Roth 401(k) component, as well as a profit sharing component. The 401(k) components enable eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specific guidelines. We provide a discretionary matching contribution based on a percentage of the employees' contributions up to certain limits. Our contribution to the profit sharing component is discretionary. Our total combined expense for the plan was $3.9 million, $3.7 million and $3.4 million for 2014, 2013 and 2012, respectively.

We provide a supplemental retirement benefit of deferred compensation under terms of the various employment agreements with certain former executive officers. Expenses related to this plan are charged to general and administrative expenses and the related costs were immaterial in 2014, 2013 and 2012. As of December 31, 2014 and 2013, the liability related to this benefit was $1.5 million and $1.8 million, respectively, which was included in other liabilities on the consolidated balance sheets, with the exception of $0.3 million included in other accrued expenses as of December 31, 2014 and 2013.

We provide a supplemental health care benefit covering certain former executive officers and their spouses in accordance with each officer's employment agreement. Expenses incurred during 2014, 2013 and 2012 related to this plan were immaterial. As of December 31, 2014 and 2013, the related liability of $0.7 million is included in other liabilities on the consolidated balance sheets.

We maintain a non-qualified deferred compensation plan for our non-employee directors. The amount of compensation deferred by each participant is based on participant elections. The amounts deferred pursuant to the plan are invested in our common stock, maintained in a rabbi trust and are classified in the consolidated balance sheets as treasury shares as a component of shareholders' equity. The plan may be settled in either cash or shares as requested by the participant. The liability related to this plan, which was included in other liabilities on the consolidated balance sheets, was immaterial as of December 31, 2014 and 2013.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Firm Transportation, Processing and Sales Agreements. We enter into contracts that provide firm transportation, sales and processing agreements on pipeline systems through which we transport or sell crude oil and natural gas. Satisfaction of the volume requirements includes volumes produced by us, purchased from third parties and produced by our affiliated partnerships and other third-party working interest owners. We record in our financial statements only our share of costs based upon our working interest in the wells. These contracts require us to pay these transportation and processing charges, whether the required volumes are delivered or not.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents gross volume information related to our long-term firm transportation, sales and processing agreements for pipeline capacity:

	Year Ending December 31,
Area	2015	2016	2017	2018	2019 and Through Expiration	Total	Expiration Date

Natural gas (MMcf)
Appalachian Basin	7,117	7,136	7,117	7,117	25,803	54,290	August 31, 2022
Utica Shale	2,737	2,745	2,737	2,737	12,549	23,505	July 22, 2023
Total	9,854	9,881	9,854	9,854	38,352	77,795

Crude oil (MBbls)
Wattenberg Field	1,818	2,420	2,413	2,413	3,010	12,074	April 30, 2020

Dollar commitment (in thousands)	$14,481	$17,624	$17,158	$16,327	$30,361	$95,951

In September 2014, we entered into a long-term firm transportation agreement with White Cliffs Pipeline, LLC, to ship crude oil from southern Weld County, Colorado, to Cushing, Oklahoma. The primary term of the agreement is five years commencing on the first delivery of crude oil to the pipeline system, which we currently expect to begin in May 2015. The agreement includes minimum volume commitments as shown in the table above, with certain fees assessed for any shortfall. Concurrently, we entered into a crude oil purchase and sale agreement with Concord Energy, LLC, whereby we agreed to sell and Concord Energy, LLC agreed to purchase the entire minimum volume commitments under the long-term firm transportation agreement.

On October 14, 2014, we closed the sale of our entire 50% ownership interest in PDCM to an unrelated third-party. The transaction included the buyer's assumption of approximately 134,875 MMcf and $30.4 million of our Appalachian Basin firm transportation commitment. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional information.

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

In October 2014, the Company and plaintiffs’ counsel reached an oral settlement agreement, subject to the contingencies noted below. That agreement was reduced to writing and signed in December 2014. Under this agreement the plaintiffs would receive a cash payment of $37.5 million, of which PDC would pay $31.5 million and insurers would pay $6 million. This all-cash settlement agreement is a different structure than the initial agreement in principle, which was structured as part up-front cash and part interests in future wells. The proposed all-cash settlement remains subject to the satisfaction of various conditions, including but not limited to final court approval; the hearing regarding final approval is currently scheduled for March 16, 2015. Preliminary approval by the court was received on December 30, 2014, and notice of the settlement was mailed to class members in mid-January 2015. Any class member elections to opt out of the settlement are due in February 2015. In late January 2015, PDC deposited the $37.5 million, including the $6 million paid directly to the Company by its insurers, into escrow, as provided in the agreement. As a result of this litigation, the Company accrued $31.5 million of expense in 2014, which is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2014, the Company has accrued a total gross liability of $37.5 million related to this litigation, of which $31.5 million represents our expense and $6 million represents the portion our insurers would pay, which is our best estimate of the amount required to settle the case. The liability is included in other accrued expenses in the consolidated balance sheets. There is also a corresponding receivable due from our insurers of $6 million included in accounts receivable in the consolidated balance sheets, which was received from the insurers in January 2015.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Partnership Liquidation Lawsuit

In October 2014, following three days of court ordered mediation PDC entered into a written settlement term sheet pursuant to which PDC agreed to pay approximately $8.8 million in resolution of an adversary proceeding filed against PDC in June 2014 titled Eastern 1996D Limited Partnership, et al. v. PDC Energy, Inc. Adv. Pro. No. 14-03080 (the “Adversary Proceeding”) related to Jointly Administered bankruptcy Case No. 13-34773-HDH-11, currently pending in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). The bankruptcy case relates to 12 limited partnerships formed from1996 to 2002, for which PDC is the managing general partner. These partnerships filed bankruptcy in September 2013 to pursue an orderly liquidation of their assets and distribute the resulting proceeds to partners. The Adversary Proceeding primarily alleged claims for breach of fiduciary duty and breach of contract against PDC as managing general partner of the partnerships. In October 2014, the Bankruptcy Court approved the proposed disclosure statement in support of the debtors’ joint liquidating plan and the manner of solicitation of votes on such plan. The plan incorporated approval of the above proposed settlement. The plan, disclosure statement and ballot were mailed to the partners in November 2014. In December 2014 the Bankruptcy Court held a confirmation hearing and issued its final approval of the plan and settlement agreement. Thereafter, PDC deposited such monies into escrow. On December 31, 2014 the monies were released to the partnerships from escrow and distributed in accordance with the plan. In 2014, PDC recorded a litigation charge of $8.8 million related to this matter, included in general and administrative expense in the consolidated statements of operations.

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. We conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. As of December 31, 2014 and December 31, 2013, we had accrued environmental liabilities in the amount of $0.8 million and $5.4 million, respectively, included in other accrued expenses on the consolidated balance sheets. We are not aware of any environmental claims existing as of December 31, 2014 which have not been provided for or would otherwise have a material impact on our financial statements. However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on our properties.

Lease Agreements. We entered into operating leases, principally for the leasing of natural gas compressors, office space and general office equipment.

The following table presents the minimum future lease payments under the non-cancelable operating leases as of December 31, 2014:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)

Minimum Lease Payments	$2,517	$2,285	$2,099	$1,908	$1,937	$2,091	$12,837

Operating lease expense for the years ended 2014, 2013 and 2012 was $7.0 million, $7.0 million and $6.1 million, respectively.

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

NOTE 12 - COMMON STOCK

Sale of Equity Securities

In August 2013, we completed a public offering of 5,175,000 shares of our common stock, par value $0.01 per share, at a price to us of $53.37 per share. Net proceeds of the offering were approximately $275.8 million, after deducting offering expenses and underwriting discounts, of which $51,750 is included in common shares-par value and approximately $275.8 million is included in APIC on the consolidated balance sheets. The shares were issued pursuant to an effective shelf registration statement on Form S-3 filed with the SEC in January 2012.

In May 2012, we completed a public offering of 6,500,000 shares of our common stock at an offering price of $26.50 per share. Net proceeds of the offering were approximately $164.5 million, after deducting underwriting discounts and commissions and offering expenses, of which $65,000 is included in common shares-par value and $164.4 million is included in APIC on the consolidated balance sheets. The shares were issued pursuant to an effective shelf registration statement on Form S-3 filed with the SEC in January 2012.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation Plans

2010 Long-Term Equity Compensation Plan. In June 2010, our shareholders approved a long-term equity compensation plan for our employees and non-employee directors (the "2010 Plan"). The plan was amended in June 2013. In accordance with the 2010 Plan, up to 3,000,000 new shares of our common stock are authorized for issuance. Shares issued may be either authorized but unissued shares, treasury shares or any combination of these shares. Additionally, the 2010 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or, in the case of stock appreciation rights ("SARs"), paid out in the form of cash. Awards may be issued to our employees in the form of incentive or non-qualified stock options, SARs, restricted stock, restricted stock units ("RSUs"), performance shares and performance units, and to our non-employee directors in the form of non-qualified stock options, SARs, restricted stock and RSUs. Awards may vest over periods set at the discretion of the Compensation Committee of our Board of Directors (the "Compensation Committee") with certain minimum vesting periods. With regard to incentive or non-qualified stock options and SARs, awards have a maximum exercisable period of ten years. In no event may an award be granted under the 2010 Plan on or after April 1, 2020. As of December 31, 2014, 1,401,953 shares remain available for issuance pursuant to the 2010 Plan.

2004 Long-Term Equity Compensation Plan. As approved by the shareholders in June 2004, we maintain a long-term equity compensation plan for our officers and certain key employees (the "2004 Plan"). Awards pursuant to the plan vest over periods set at the discretion of the Compensation Committee and, with regard to options, have a maximum exercisable period of ten years. We no longer issue awards pursuant to the 2004 Plan. As of December 31, 2014, all awards granted pursuant to the 2004 Plan had vested and are exercisable through April 19, 2020.

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Stock-based compensation expense	$17,518	$12,880	$8,495
Income tax benefit	(5,955)	(4,697)	(3,245)
Net stock-based compensation expense	$11,563	$8,183	$5,250

SARs

The SARs vest ratably over a three-year period and may be exercised at any point after vesting through ten years from the date of issuance. Pursuant to the terms of the awards, upon exercise, the executive officers will receive, in shares of common stock, the excess of the market price of the award on the date of exercise over the market price of the award on the date of issuance.

In January 2014, the Compensation Committee awarded 88,248 SARs to our executive officers. The fair value of each SAR award was estimated on the date of grant using a Black-Scholes pricing model using the following assumptions:

	Year Ended December 31,
	2014	2013	2012

Expected term of award	6 years	6 years	6 years
Risk-free interest rate	2.1%	1.0%	1.1%
Expected volatility	65.6%	65.5%	64.3%
Weighted-average grant date fair value per share	$29.96	$21.96	$17.61

The expected term of the award was estimated using historical stock option exercise behavior data. The risk-free interest rate was based on the U.S. Treasury yields approximating the expected life of the award in effect at the time of grant. Expected volatilities were based on our historical volatility. We do not expect to pay or declare dividends in the foreseeable future.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the changes in our SARs:

	Year Ended December 31,
	2014				2013			2012
	Number of SARs	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of SARs	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of SARs	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding beginning of year, January 1,	190,763	$33.77	8.2	$3,711	118,832	$30.80	$486	50,471	$31.61	$341
Awarded	88,248	49.57	—	—	87,078	37.18	—	68,361	30.19	—
Exercised	—	—	—	—	(15,147)	30.06	425	—	—	—
Outstanding at December 31,	279,011	38.77	7.8	1,472	190,763	33.77	3,711	118,832	30.80	486
Exercisable at December 31,	139,334	36.27	7.3	982	51,922	29.97	1,207	27,458	28.84	187

Total compensation cost related to SARs granted, net of estimated forfeitures, and not yet recognized in our consolidated statements of operations as of December 31, 2014, was $2.3 million. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

Time-Based Awards. The fair value of the time-based restricted shares is amortized ratably over the requisite service period, primarily three or four years. The time-based shares vest ratably on each annual anniversary following the grant date that a participant is continuously employed.

In January 2014, the Compensation Committee awarded a total of 104,467 time-based restricted shares to our executive officers that vest ratably over the three year period ending on January 16, 2017.

The following table presents the changes in non-vested time-based awards during 2014:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	651,781	$36.36
Granted	291,370	56.45
Vested	(328,071)	36.26
Forfeited	(50,748)	45.04
Non-vested at December 31, 2014	564,332	46.02

	As of/Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)

Total intrinsic value of time-based awards vested	$18,278	$13,640	$5,950
Total intrinsic value of time-based awards non-vested	23,290	34,688	21,470
Market price per common share as of December 31,	41.27	53.22	33.21
Weighted-average grant date fair value per share	56.45	45.53	26.59

Total compensation cost related to non-vested time-based awards, net of estimated forfeitures, and not yet recognized in our consolidated statements of operations as of December 31, 2014 was $17.0 million. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table presents the change in non-vested market-based awards during 2014:

	Shares	Weighted-Average Grant-Date Fair Value per Share

Non-vested at December 31, 2013	72,111	$43.75
Granted	42,151	56.87
Vested	(30,541)	36.54
Non-vested at December 31, 2014	83,721	52.98

	As of/Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)

Total intrinsic value of market-based awards vested	$1,260	$724	$—
Total intrinsic value of market-based awards non-vested	3,455	3,838	1,352
Market price per common share as of December 31,	41.27	53.22	33.21
Weighted-average grant date fair value per share	56.87	49.04	36.54

Total compensation cost related to non-vested market-based awards, net of estimated forfeitures, and not yet recognized in our consolidated statements of operations as of December 31, 2014 was $2.3 million. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Option Awards

We have granted stock options pursuant to various stock compensation plans. Outstanding options expire ten years from the date of grant and become exercisable ratably over a four year period. We have not issued any new stock option awards since 2006. As of December 31, 2014, all compensation cost related to stock options has been fully recognized in our consolidated statements of operations.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the changes in our stock option awards. The aggregate intrinsic value of options outstanding for each period presented was immaterial:

	Year Ended December 31,
	2014				2013		2012
	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share	Number of Shares Underlying Options	Weighted-Average Exercise Price Per Share
Outstanding beginning of year, January 1,	3,523	$44.95	2.2	$—	6,973	$41.09	6,973	$41.09
Exercised	—	—	—	—	(3,450)	37.15	—	—
Outstanding end of year, December 31,	3,523	44.95	1.2	—	3,523	44.95	6,973	41.09
Exercisable at December 31,	3,523	44.95	1.2	—	3,523	44.95	6,973	41.09

Treasury Share Purchases

In accordance with our stock-based compensation plans, employees and directors may surrender shares of the Company's common stock to pay tax withholding obligations upon the vesting and exercise of share-based awards. Shares acquired that had been issued pursuant to the 2004 Plan are retired, while those issued pursuant to the 2010 Plan are reissued to service awards. For shares that are retired, we first charge any excess of cost over the par value to APIC to the extent we have amounts in APIC, with any remaining excess cost charged to retained earnings. For shares reissued to service awards under the 2010 Plan, shares are recorded at cost and upon reissuance we reduce the carrying value of shares acquired and held pursuant to the 2010 Plan by the weighted-average cost per share with an offsetting charge to APIC. During the year ended December 31, 2014, we acquired 97,646 shares pursuant to our stock-based compensation plans for payment of tax liabilities, of which 703 shares were retired and 83,208 shares reissued and 13,735 shares are available for reissuance pursuant to our 2010 Plan.

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

Preferred stock

We are authorized, pursuant to shareholder approval in 2008, to issue 50,000,000 shares of preferred stock, par value $0.01, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by our Board from time to time. As of December 31, 2014, no preferred shares had been issued.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of the weighted-average diluted shares outstanding:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Weighted-average common shares outstanding - basic	35,784	32,426	27,677
Dilutive effect of:
Restricted stock	279	—	—
Stock options	1	—	—
SARs	45	—	—
Non-employee director deferred compensation	5	—	—
Convertible notes	564	—	—
Weighted-average common shares and equivalents outstanding - diluted	36,678	32,426	27,677

For 2013 and 2012, we reported a net loss. As a result, our basic and diluted weighted-average common shares outstanding were the same as the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
Restricted stock	8	823	694
SARs	26	72	116
Stock options	—	7	7
Non-employee director deferred compensation	—	4	3
Convertible notes	—	518	—
Total anti-dilutive common share equivalents	34	1,424	820

In November 2010, we issued our Convertible Notes, which give the holders the right to convert the aggregate principal amount into 2.7 million shares of our common stock at a conversion price of $42.40 per share. The Convertible Notes could be included in the dilutive earnings per share calculation using the treasury stock method if the average market share price exceeds the $42.40 conversion price during the period presented. Shares issuable upon conversion of the Convertible Notes were included in the diluted earnings per share calculation for the year ended December 31, 2014 as the average market price during the period exceeded the conversion price. Shares issuable upon conversion of the Convertible Notes were excluded from the diluted earnings per share calculation for the year ended December 31, 2013 as the effect would be anti-dilutive to our earnings per share. Shares issuable upon conversion of the Convertible Notes were excluded from the diluted earnings per share calculation for the year ended December 31, 2012 as the conversion price was greater than the average market price of our common stock during the period.

NOTE 14 - ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

The tables below set forth selected financial information related to net assets divested and operating results related to discontinued operations. Net assets held for sale represents the assets that were or are expected to be sold, net of liabilities, that were assumed by the purchaser. While the reclassification of revenues and expenses related to discontinued operations for prior periods had no impact upon previously reported net earnings, the consolidated statements of operations table presents the revenues and expenses that were reclassified from the specified consolidated statements of operations line items to discontinued operations.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents consolidated balance sheet data related to net assets held for sale:

Consolidated balance sheet	As of December 31, 2014	As of December 31, 2013

Assets
Current assets
Cash and cash equivalents	$—	$601
Other current assets	—	7,060
Assets held for sale - current	—	7,661

Non-current assets
Properties and equipment, net	2,874	175,244
Other assets	—	6,892
Assets held for sale - non-current	2,874	182,136

Liabilities
Liabilities held for sale - current	—	12,069

Non-current liabilities
Long-term debt	—	52,000
Asset retirement obligation	—	2,234
Other liabilities	—	1,681
Liabilities held for sale - non-current	—	55,915

Net Assets	$2,874	$121,813

Assets held for sale as of December 31, 2014 represents the carrying value of approximately 12 acres of land located adjacent to a regional office. Assets held for sale as of December 31, 2013 represents our proportionate share of PDCM's net assets and the carrying value of approximately 12 acres of land located adjacent to our Bridgeport, West Virginia, regional headquarters.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents consolidated statements of operations data related to our discontinued operations:

	Year Ended December 31,
Consolidated statements of operations - discontinued operations	2014	2013	2012
	(in thousands)
Revenues
Crude oil, natural gas and NGLs sales	$24,149	$39,001	$46,793
Sales from natural gas marketing	—	2,825	1,708
Commodity price risk management gain (loss), net	(1,085)	14	3,060
Well operations, pipeline income and other	48	922	1,926
Total revenues	23,112	42,762	53,487

Costs, expenses and other
Production costs	7,120	16,515	27,770
Cost of natural gas marketing	—	2,673	1,529
Impairment of crude oil and natural gas properties	433	929	163,129
Depreciation, depletion and amortization	9,128	13,894	55,768
Other	3,445	7,266	8,791
(Gain) loss on sale of properties and equipment	(76,479)	1,700	(24,090)
Total costs, expenses and other	(56,353)	42,977	232,897

Interest expense	(2,222)	(1,755)	(782)
Interest income	194	10	1
Income (loss) from discontinued operations	77,437	(1,960)	(180,191)
Provision for income taxes	(29,263)	770	68,834
Income (loss) from discontinued operations, net of tax	$48,174	$(1,190)	$(111,357)

The following table presents supplemental cash flows information related to our 50% ownership interest in PDCM, which is classified as discontinued operations:

	Year Ended December 31,
Supplemental cash flows information - discontinued operations	2014	2013	2012
	(in thousands)
Cash flows from investing activities:
Capital expenditures	$(17,253)	$(45,277)	$(25,530)

Significant non-cash investing items:
Change in accounts payable related to purchases of properties and equipment	(5,727)	(4,738)	(3,592)

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

In October 2014, we completed the sale of our entire 50% ownership interest in PDCM to an unrelated third-party for aggregate consideration, after our share of PDCM's debt repayment and other working capital adjustments, of approximately $192 million, comprised of approximately $153 million in net cash proceeds and a promissory note due in 2020 of approximately $39 million. The transaction included the buyer's assumption of our share of the firm transportation commitment related to the assets owned by PDCM, as well as our share of PDCM's natural gas hedging positions for the years 2014 through 2017. The divestiture resulted in a pre-tax gain of $76.3 million. Proceeds from the divestiture were used to reduce outstanding borrowings on our revolving credit facility and to fund a portion of our 2014 capital budget. As the divestiture represents a strategic shift that will have a major effect on our operations as our organization structure will no longer have joint venture partners and we no longer have dry gas assets, our proportionate share of PDCM's Marcellus Shale results of operations have been separately reported as discontinued operations in the consolidated statements of operations for all periods presented.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Piceance Basin and NECO. In February 2013, we entered into a purchase and sale agreement pursuant to which we agreed to sell to an unrelated third-party our Piceance Basin, NECO and certain other non-core Colorado oil and gas properties, leasehold mineral interests and related assets. Additionally, certain firm transportation commitments and natural gas hedging positions were assumed by the buyer. In June 2013, this divestiture was completed with total consideration of approximately $177.6 million, with an additional $17.0 million paid to our non-affiliated investor partners in our affiliated partnerships. The sale resulted in a pre-tax loss of $2.3 million. The proceeds from the asset divestiture were used to pay down our revolving credit facility and to fund a portion of our 2013 capital budget. Following the sale, we do not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin and NECO oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the consolidated statements of operations for all periods presented. The sale of our other non-core Colorado oil and gas properties did not meet the requirements to be accounted for as discontinued operations.

NOTE 15 - ACQUISITIONS

The following table presents the adjusted purchase price and the allocations thereof, based on our estimates of fair value, for the acquisition of crude oil and natural gas properties during 2012:

Year Ended December 31, 2012
(in thousands)

Total acquisition cost	$304,643

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Crude oil and natural gas properties - proved	$180,696
Crude oil and natural gas properties - unproved	151,428
Other assets	3,631
Total assets acquired	335,755
Liabilities assumed:
Asset retirement obligation	14,833
Other accrued expenses	9,574
Other liabilities	6,705
Total liabilities assumed	31,112
Total identifiable net assets acquired	$304,643

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

Pro Forma Information. The results of operations for the Merit Acquisition have been included in our consolidated financial statements since the June 2012 closing date. The following unaudited pro forma financial information presents a summary of the consolidated results of operations for the years ended December 31, 2012 assuming the Merit Acquisition had been completed as of January 1, 2012, including adjustments to reflect the values assigned to the net assets acquired. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Merit Acquisition had been effective as of these dates, or of future results.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Year Ended December 31, 2012
(in thousands, except per share amounts)

Total revenues	$370,488
Total costs, expenses and other	521,178
Net income (loss)	$(119,343)

Earnings per share:
Basic	$(4.31)
Diluted	$(4.31)

NOTE 16 - TRANSACTIONS WITH AFFILIATES

PDCM and Affiliated Partnerships. Our Gas Marketing segment marketed the natural gas produced by our affiliated partnerships and, until the fourth quarter of 2014, by PDCM. Our cost of natural gas marketing includes $1.3 million and $0.5 million in 2013 and 2012, respectively, related to the marketing of natural gas on behalf of our affiliated partnerships and $23.2 million, $18.1 million and $10.9 million in 2014, 2013 and 2012, respectively, related to the marketing of natural gas on behalf of PDCM.

Amounts due from/to affiliates primarily relate to certain well operating and administrative costs incurred on behalf of our affiliated partnerships and will be recouped through future partnership revenue distributions. Prior to October 2014, amounts due from/to affiliates also included amounts billed for certain well operating and administrative services provided to PDCM. Amounts billed to PDCM for these services were $5.7 million, $14.5 million and $12.1 million in 2014, 2013 and 2012, respectively. Our consolidated statements of operations include only our proportionate share of these billings. All amounts billed to PDCM for operating and administrative services in 2014 have been collected. Accordingly, we had no amounts due from PDCM as of December 31, 2014 compared to $4.6 million as of December 31, 2013.

NOTE 17 - BUSINESS SEGMENTS

We separate our operating activities into two segments: Oil and Gas Exploration and Production and Gas Marketing. All material inter-company accounts and transactions between segments have been eliminated.

Oil and Gas Exploration and Production. Our Oil and Gas Exploration and Production segment includes all of our crude oil and natural gas properties. The segment represents revenues and expenses from the production and sale of crude oil, natural gas and NGLs. Segment revenue includes crude oil, natural gas and NGLs sales, commodity price risk management, net, and well operation and pipeline income. Segment income (loss) consists of segment revenue less production cost, exploration expense, impairment of crude oil and natural gas properties, direct general and administrative expense and DD&A expense. Segment DD&A expense was $188.5 million, $111.6 million and $86.3 million in 2014, 2013 and 2012, respectively.

Gas Marketing. Our Gas Marketing segment purchases, aggregates and resells natural gas produced by us and others. Segment income (loss) primarily represents sales from natural gas marketing and direct interest income less costs of natural gas marketing, transportation and direct general and administrative expense.

Unallocated amounts. Unallocated income includes unallocated other revenue, less corporate general administrative expense, corporate DD&A expense, interest income and interest expense. Unallocated assets include assets utilized for corporate, general and administrative purposes, as well as assets not specifically included in our two business segments.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables present our segment information:

	2014	2013	2012
	(in thousands)
Year Ended December 31,
Segment revenues:
Oil and gas exploration and production	$784,636	$322,878	$261,765
Gas marketing	71,571	69,787	45,371
Total revenues	$856,207	$392,665	$307,136

Segment income (loss) before income taxes:
Oil and gas exploration and production	$344,149	$81,913	$101,324
Gas marketing	(445)	(297)	348
Unallocated	(166,476)	(114,579)	(132,360)
Income (loss) before income taxes	$177,228	$(32,963)	$(30,688)

Expenditures for segment long-lived assets:
Oil and gas exploration and production	$623,912	$403,227	$656,443
Unallocated	4,680	1,379	3,509
Total	$628,592	$404,606	$659,952

As of December 31,
Segment assets:
Oil and gas exploration and production	$2,254,751	$1,751,106
Gas marketing	6,979	20,342
Unallocated	75,984	63,958
Assets held for sale	2,874	189,797
Total assets	$2,340,588	$2,025,203

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

SUPPLEMENTAL INFORMATION - UNAUDITED

CRUDE OIL AND NATURAL GAS INFORMATION - UNAUDITED

Net Proved Reserves

All of our crude oil, natural gas and NGLs reserves are located in the U.S. We utilize the services of independent petroleum engineers to estimate our crude oil, natural gas, condensate and NGL reserves. As of December 31, 2014, 2013 and 2012, all of our estimates of proved reserves were based on reserve reports prepared by Ryder Scott. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

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

The price used to estimate our reserves, by commodity, are presented below.

	Price Used to Estimate Reserves
As of December 31,	Crude Oil (per Bbl)	Natural Gas (per Mcf)	NGLs (per Bbl)

2014	$84.65	$3.92	$32.27
2013	82.18	3.22	29.92
2012	87.51	2.35	28.02

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

The following tables present the changes in our estimated quantities of proved reserves:

	Crude Oil, Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBoe)
Proved Reserves:
Proved reserves, January 1, 2012 (1)	37,636	672,145	19,588	169,248
Revisions of previous estimates	(6,729)	(289,436)	(3,671)	(58,639)
Extensions, discoveries and other additions	27,482	172,933	11,637	67,941
Purchases of reserves	10,801	87,212	8,084	33,420
Dispositions	(7,854)	(6,406)	(1,970)	(10,891)
Production	(2,026)	(32,410)	(841)	(8,269)
Proved reserves, December 31, 2012 (2)	59,310	604,038	32,827	192,810
Revisions of previous estimates	(18,420)	(117,068)	(8,549)	(46,480)
Extensions, discoveries and other additions	55,759	365,563	25,249	141,935
Purchases of reserves	343	2,894	217	1,043
Dispositions	(252)	(94,927)	(30)	(16,104)
Production	(2,910)	(20,860)	(1,043)	(7,430)
Proved reserves, December 31, 2013 (3)	93,830	739,640	48,671	265,774
Revisions of previous estimates	(29,777)	(149,064)	(10,204)	(64,825)
Extensions, discoveries and other additions	40,792	202,957	23,411	98,029
Purchases of reserves	5	43	5	17
Dispositions	(13)	(237,306)	(8)	(39,572)
Production	(4,322)	(19,298)	(1,756)	(9,294)
Proved reserves, December 31, 2014	100,515	536,972	60,119	250,129

Proved Developed Reserves, as of:
January 1, 2012 (1)	16,910	299,369	11,753	78,558
December 31, 2012 (2)	20,412	281,925	14,353	81,753
December 31, 2013 (3)	23,997	220,387	14,825	75,553
December 31, 2014	26,798	186,633	17,002	74,905
Proved Undeveloped Reserves, as of:
January 1, 2012 (1)	20,726	372,776	7,835	90,690
December 31, 2012 (2)	38,898	322,113	18,474	111,058
December 31, 2013 (3)	69,833	519,253	33,846	190,221
December 31, 2014	73,717	350,339	43,117	175,224

__________

(1)
Includes estimated reserve data related to our Permian Basin assets, which were divested in February 2012. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional details related to the divestiture of our Permian Basin assets. Total proved reserves included 7,825 MBbls of crude oil, 6,242 MMcf of natural gas and 1,970 MBbls of NGLs, for an aggregate of 10,835 Mboe of crude oil equivalent, related to our Permian assets. Total proved developed reserves related to those assets included 1,815 MBbls, 1,750 MMcf, 550 MBbls and 2,657 MBoe, respectively, and proved undeveloped reserves included 6,010 MBbls, 4,492 MMcf, 1,420 MBbls and 8,179 MBoe, respectively.

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

(3)
Includes estimated reserve data related to our Marcellus Shale assets, which were divested in October 2014. See Note 14, Assets Held for Sale, Divestitures and Discontinued Operations, for additional details related to the divestiture of our Marcellus Shale assets. Total proved reserves included 235,950 MMcf of natural gas, for an aggregate of 39,325 Mboe of crude oil equivalent, related to our Marcellus Shale assets. Total proved developed reserves related to those assets included 53,904 MMcf and 8,984 MBoe, respectively, and proved undeveloped reserves included 182,046 MMcf and 30,341 MBoe, respectively.

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

	Developed	Undeveloped	Total
	(MBoe)

Beginning proved reserves, January 1, 2012	78,558	90,690	169,248
Undeveloped reserves converted to developed	7,655	(7,655)	—
Revisions of previous estimates	(18,318)	(40,321)	(58,639)
Extensions, discoveries and other additions	11,298	56,643	67,941
Purchases of reserves	13,542	19,878	33,420
Dispositions	(2,713)	(8,178)	(10,891)
Production	(8,269)	—	(8,269)
Ending proved reserves, December 31, 2012	81,753	111,057	192,810
Undeveloped reserves converted to developed	3,212	(3,212)	—
Revisions of previous estimates	(6,751)	(39,729)	(46,480)
Extensions, discoveries and other additions	19,830	122,105	141,935
Purchases of reserves	1,043	—	1,043
Dispositions	(16,104)	—	(16,104)
Production	(7,430)	—	(7,430)
Ending proved reserves, December 31, 2013	75,553	190,221	265,774
Undeveloped reserves converted to developed	12,730	(12,730)	—
Revisions of previous estimates	(22,827)	(41,998)	(64,825)
Extensions, discoveries and other additions	27,957	70,072	98,029
Purchases of reserves	17	—	17
Dispositions	(9,231)	(30,341)	(39,572)
Production	(9,294)	—	(9,294)
Ending proved reserves, December 31, 2014	74,905	175,224	250,129

2014 Activity. Overall, our proved reserves decreased by 16 MMBoe as of December 31, 2014 as compared to December 31, 2013. In 2014, we produced 9.3 MMBoe and we recorded a downward revision of our previous estimate of proved reserves of approximately 65 MMBoe. The revision was primarily related to decreases of approximately 55 MMBoe for adjustments to our development plans in the Wattenberg Field, 8 MMBoe of Utica Shale PUDs that are no longer in our drilling plans and 2 MMBoe due to various other factors. Discoveries and extensions resulted in an increase of approximately 98 MMBoe in 2014, of which approximately 96 MMBoe was added in the Wattenberg Field, primarily related to Niobrara and Codell projects, and approximately 2 MMBoe was added in the Utica Shale. The reserve increases in the Wattenberg Field are primarily due to the addition of approximately 16 MMBoe of previously unbooked locations which were developed in the current year, 78 MMBoe due to new proved undeveloped reserves as a result of adjustments in well spacing in the Wattenberg Field and our development plan and 2 MMBoe due to various other factors. We acquired minimal proved reserves. We divested a total of 40 MMBoe in 2014, primarily from our Marcellus Shale assets. Based on the economic conditions on December 31, 2014, our approved development plan provides for the development of our remaining PUD reserves within five years of the date such reserves were initially recorded. Our 2014 drilling program focused on testing increased well density in the Wattenberg Field. This resulted in a PUD conversion rate of approximately 7% and allowed us to add considerable PUD reserves to the 2014 reserve report as noted above. Because we expect to continue to drill primarily proven downspaced Wattenberg Field locations in 2015, our PUD conversion rate is expected to be approximately 16%. The balance of the locations are scheduled to be drilled over the remaining four years with total PUD conversion rates of 27% in 2016, 22% in 2017, 19% in 2018 and 16% in 2019. This level of capital spending is consistent with the most recent years and our outlook for future activity.

2013 Activity. Overall, our proved reserves increased by 73 MMBoe as of December 31, 2013 as compared to December 31, 2012. In 2013, we recorded a downward revision of our previous estimate of proved reserves of approximately 46 MMBoe. The revision was primarily due to a decrease of approximately 55 MMBoe of which approximately 32 MMBoe is due to adjustments in previous PUD well spacing plans in the Wattenberg Field and the Marcellus Shale (which were offset by replacements in the extension category), approximately 9 MMBoe is due to expired leases, approximately 11 MMBoe is due to our shift from vertical to horizontal drilling in the Wattenberg Field and approximately 3 MMBoe is to remove Wattenberg Field PUDs that are no longer in our core drilling area. This was partially offset by an increase of 1 MMBoe due to higher gas pricing and lower operating costs in the vertical Wattenberg Field wells and horizontal Marcellus Shale wells, an increase of approximately 3 MMBoe due to non-acquisition interest adjustments, approximately 2 MMBoe due to asset performance and approximately 2 MMBoe due to production from wells that were either uneconomic, added or divested in the current year. Discoveries and extensions of approximately 142 MMBoe in 2013 are due to the addition of approximately 17 MMBoe of proved developed reserves from non-PUD drilling and the addition of approximately 125 MMBoe of new proved undeveloped reserves including 32 MMBoe due to adjustments in well spacing in the Wattenberg Field and the Marcellus Shale. Approximately 18 MMBoe was added in the Marcellus Shale, approximately 14 MMBoe was added in the Utica Shale and approximately 110 MMBoe was added in the Wattenberg Field, mostly related to the Niobrara and Codell formations. We acquired approximately 1 MMBoe of proved reserves due to an acquisition in the Appalachian-Marcellus Shale area and the acquisition of non-affiliated investor partner interests in shallow Upper Devonian wells. We divested a total of 16 MMBoe in 2013, primarily our Piceance

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

Basin, NECO and shallow Upper Devonian (non-Marcellus Shale) assets. Based on the economic conditions on December 31, 2013, our approved development plan provides for the development of our remaining PUD reserves within five years of the date such reserves were initially recorded. Our 2013 drilling program focused on locations that were not included in proved undeveloped reserves in the December 31, 2012 reserve report due to increased well density testing in the Wattenberg Field. The success of this increased well density testing allowed us to add considerable PUD reserves in the 2013 reserve report.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
Crude oil, natural gas and NGLs sales	$495,562	$379,796	$274,783
Commodity price risk management gain, net	309,219	(23,905)	32,339
	804,781	355,891	307,122
Expenses:
Production costs	90,744	81,365	77,537
Exploration expense	948	7,071	22,605
Impairment of proved crude oil and natural gas properties	163,965	53,438	162,287
Depreciation, depletion, and amortization	201,656	124,202	146,879
Accretion of asset retirement obligations	3,455	4,747	4,060
(Gain) loss on sale of properties and equipment	(75,972)	3,722	(24,273)
	384,796	274,545	389,095
Results of operations for crude oil and natural gas producing activities before provision for income taxes	419,985	81,346	(81,973)

Provision for income taxes	(163,647)	(29,400)	31,163

Results of operations for crude oil and natural gas producing activities, excluding corporate overhead and interest costs	$256,338	$51,946	$(50,810)

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

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

Costs Incurred in Crude Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in crude oil and natural gas property acquisition, exploration and development are presented below.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Acquisition of properties: (1)
Proved properties	$11,973	$28,698	$105,303
Unproved properties	45,999	3,390	276,225
Development costs (2)	590,855	332,250	233,144
Exploration costs: (3)
Exploratory drilling	—	58,988	18,803
Geological and geophysical	1	752	1,925
Total costs incurred	$648,828	$424,078	$635,400

__________

(1)	Property acquisition costs represent costs incurred to purchase, lease or otherwise acquire a property.

(2)
Development costs represent costs incurred to gain access to and prepare development well locations for drilling, drill and equip development wells, recomplete wells and provide facilities to extract, treat, gather and store crude oil, natural gas and NGLs. Of these costs incurred for the years ended December 31, 2014, 2013 and 2012, $125.2 million, $40.1 million and $62.0 million, respectively, were incurred to convert proved undeveloped reserves to proved developed reserves from the prior year end.

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

Capitalized Costs Related to Crude Oil and Natural Gas Producing Activities

Aggregate capitalized costs related to crude oil and natural gas exploration and production activities with applicable accumulated DD&A are presented below:

	As of December 31,
	2014	2013
	(in thousands)

Proved crude oil and natural gas properties	$2,267,165	$1,677,271
Unproved crude oil and natural gas properties	188,206	253,463
Uncompleted wells, equipment and facilities	137,134	40,745
Capitalized costs	2,592,505	1,971,479
Less accumulated DD&A	(808,431)	(507,510)
Capitalized costs, net	$1,784,074	$1,463,969

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

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

	As of December 31,
	2014	2013	2012
	(in thousands)

Future estimated cash flows	$12,550,515	$11,550,917	$7,529,292
Future estimated production costs	(2,816,776)	(2,329,836)	(1,690,453)
Future estimated development costs	(2,458,790)	(2,778,148)	(1,852,177)
Future estimated income tax expense	(2,336,510)	(2,119,615)	(1,230,294)
Future net cash flows	4,938,439	4,323,318	2,756,368
10% annual discount for estimated timing of cash flows	(2,631,974)	(2,541,155)	(1,587,871)
Standardized measure of discounted future estimated net cash flows	$2,306,465	$1,782,163	$1,168,497

The following table presents the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Sales of crude oil, natural gas and NGLs production, net of production costs	$(387,789)	$(286,021)	$(194,346)
Net changes in prices and production costs (1)	129,213	89,527	95,501
Extensions, discoveries, and improved recovery, less related costs (2)	1,444,581	1,529,006	632,781
Sales of reserves (3)	(402,595)	(142,724)	(86,902)
Purchases of reserves (4)	238	10,610	296,208
Development costs incurred during the period	161,404	46,366	69,198
Revisions of previous quantity estimates (5)	(654,318)	(397,738)	(452,775)
Changes in estimated income taxes (6)	(221,874)	(381,369)	(131,256)
Net changes in future development costs	46,499	(40,707)	(3,979)
Accretion of discount	270,389	142,040	124,105
Timing and other	138,554	44,676	(121,247)
Total	$524,302	$613,666	$227,288

__________

(1)
Our weighted-average price, net of production costs per Boe, in our 2014 reserve report increased to $37.78 as compared to $30.82 in our 2013 reserve report. This is due to the divestiture of our Marcellus Shale reserves during 2014 which further increased our liquids as a percentage of proved reserves. Our weighted-average price, net of production costs per Boe, in our 2013 reserve report increased to $30.82 from $30.28 in our 2012 report due to the divestiture of our Piceance, NECO and our shallow Upper Devonian (non-Marcellus Shale) reserves during 2013 which increased our liquids as a percentage of proved reserves.

(2)
The 6% decrease in 2014 as compared to 2013 is primarily due to a scheduled maximum rig count of six rigs by 2016 as compared to a scheduled maximum rig count of seven in the 2013 year-end reserve report, partially offset by our increased PUD count in the Wattenberg Field resulting from successful downspacing tests in 2014. The 142% increase in 2013 as compared to 2012 is primarily due to the addition of PUDs in the Utica Shale and our continued focus on our Wattenberg Field drilling program. Our increased PUD count in the Wattenberg Field is a result of successful downspacing tests in 2013 leading to a scheduled maximum rig count of seven rigs by 2016 as compared to a scheduled maximum rig count of five in the 2012 year-end reserve report.

(3)
The increase in sales of reserves in 2014 as compared to 2013 was due to the divestiture of our Marcellus shale assets in October 2014. The increase in sales of reserves in 2013 as compared to 2012 was due to the divestiture of our Piceance and NECO assets in June 2013 and our shallow Upper Devonian (non-Marcellus Shale) assets in December of 2013.

(4)	The decrease in purchases of reserves in 2014 and 2013 as compared to the respective prior years was due to no material acquisitions having occurred.

(5)
The change in revisions of our previous quantity estimates in 2014 as compared to 2013 was primarily due to adjustments due to our drilling schedule. The change in revisions of our previous quantity estimates in 2013 as compared to 2012 was primarily due to adjustment in our drilling schedule.

(6)
The change in estimated income taxes for each year as compared to the prior year is the direct result of the significant increase in discounted future net cash flows, as the projected deferred tax rate remained relatively unchanged at approximately 38%, 38% and 38.2% for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company continued to capitalize and amortize the majority of its yearly capital expenditures and there were no changes in the assumptions as to the tax deductibility of beginning unamortized capital, additional current year capital or future development capital.

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

PDC ENERGY, INC.

QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Quarterly financial data for the years ended December 31, 2014 and 2013 is presented below. The sum of the quarters may not equal the total of the year's net income or loss per share due to changes in the weighted-average shares outstanding throughout the year.

	2014
	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended
	(in thousands, except per share data)
Revenues:
Crude oil, natural gas and NGLs sales	$120,013	$131,017	$120,526	$99,857	$471,413
Sales from natural gas marketing	26,937	22,415	13,297	8,922	71,571
Commodity price risk management gain (loss), net	(24,909)	(52,643)	90,213	297,643	310,304
Well operations, pipeline income and other	616	514	520	1,269	2,919
Total revenues	122,657	101,303	224,556	407,691	856,207
Costs, expenses and other:
Production costs	18,083	23,774	22,754	19,013	83,624
Cost of natural gas marketing	26,870	22,428	13,347	9,370	72,015
Exploration expense	307	276	190	174	947
Impairment of crude oil and natural gas properties	910	848	1,863	159,911	163,532
General and administrative expense	22,484	39,440	34,625	19,310	115,859
Depreciation, depletion and amortization	42,889	49,636	49,640	50,363	192,528
Accretion of asset retirement obligations	841	840	861	873	3,415
(Gain) loss on sale of properties and equipment	579	(23)	21	(70)	507
Total costs, expenses and other	112,963	137,219	123,301	258,944	632,427
Income (loss) from operations	9,694	(35,916)	101,255	148,747	223,780
Interest expense	(12,183)	(12,195)	(11,821)	(11,643)	(47,842)
Interest income	187	83	39	981	1,290
Income (loss) from continuing operations before income taxes	(2,302)	(48,028)	89,473	138,085	177,228
Provision for income taxes	894	18,650	(35,396)	(54,115)	(69,967)
Income (loss) from continuing operations	(1,408)	(29,378)	54,077	83,970	107,261
Income (loss) from discontinued operations, net of tax	(719)	1,191	(80)	47,782	48,174
Net income (loss)	$(2,127)	$(28,187)	$53,997	$131,752	$155,435

Earnings per share:
Basic
Income (loss) from continuing operations	$(0.04)	$(0.82)	$1.51	$2.34	$3.00
Income (loss) from discontinued operations	(0.02)	0.03	—	1.33	1.34
Net income (loss)	$(0.06)	$(0.79)	$1.51	$3.67	$4.34
Diluted
Income (loss) from continuing operations	$(0.04)	$(0.82)	$1.47	$2.32	$2.93
Income (loss) from discontinued operations	(0.02)	0.03	—	1.32	1.31
Net income (loss)	$(0.06)	$(0.79)	$1.47	$3.64	$4.24

Weighted-average common shares outstanding:
Basic	35,690	35,762	35,834	35,847	35,784
Diluted	35,690	35,762	36,828	36,146	36,678

PDC ENERGY, INC.

	2013
	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended
	(in thousands, except per share data)
Revenues:
Crude oil, natural gas and NGLs sales	$75,950	$73,695	$77,340	$113,810	$340,795
Sales from natural gas marketing	13,670	18,079	16,946	21,092	69,787
Commodity price risk management gain (loss), net	(19,765)	21,828	(24,138)	(1,844)	(23,919)
Well operations, pipeline income and other	1,060	954	1,667	2,321	6,002
Total revenues	70,915	114,556	71,815	135,379	392,665
Costs, expenses and other:
Production costs	14,381	14,274	17,036	19,159	64,850
Cost of natural gas marketing	13,736	18,065	17,127	21,156	70,084
Exploration expense	1,540	1,266	1,841	1,687	6,334
Impairment of crude oil and natural gas properties	46,260	1,298	4,236	715	52,509
General and administrative expense	14,037	14,849	15,052	16,018	59,956
Depreciation, depletion and amortization	25,431	25,488	26,957	37,748	115,624
Accretion of asset retirement obligations	1,143	1,167	1,181	1,075	4,566
(Gain) loss on sale of properties and equipment	(30)	(1)	(100)	2,153	2,022
Total costs, expenses and other	116,498	76,406	83,330	99,711	375,945
Income (loss) from operations	(45,583)	38,150	(11,515)	35,668	16,720
Interest expense	(13,088)	(12,838)	(11,957)	(12,260)	(50,143)
Interest income	—	3	130	327	460
Income (loss) from continuing operations before income taxes	(58,671)	25,315	(23,342)	23,735	(32,963)
Provision for income taxes	20,798	(9,444)	9,435	(8,937)	11,852
Income (loss) from continuing operations	(37,873)	15,871	(13,907)	14,798	(21,111)
Income (loss) from discontinued operations, net of tax	(1,545)	4,047	(2,093)	(1,599)	(1,190)
Net income (loss)	$(39,418)	$19,918	$(16,000)	$13,199	$(22,301)

Earnings per share:
Basic
Income (loss) from continuing operations	$(1.25)	$0.53	$(0.42)	$0.42	$(0.65)
Income (loss) from discontinued operations	(0.05)	0.13	(0.06)	(0.04)	(0.04)
Net income (loss) attributable to shareholders	$(1.30)	$0.66	$(0.48)	$0.38	$(0.69)
Diluted
Income (loss) from continuing operations	$(1.25)	$0.51	$(0.42)	$0.40	$(0.65)
Income (loss) from discontinued operations	(0.05)	0.13	(0.06)	(0.04)	(0.04)
Net income (loss) attributable to shareholders	$(1.30)	$0.64	$(0.48)	$0.36	$(0.69)

Weighted-average common shares outstanding
Basic	30,270	30,332	33,413	35,620	32,426
Diluted	30,270	31,014	33,413	36,836	32,426

FINANCIAL STATEMENT SCHEDULE

Schedule II -VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning Balance January 1	Charged to Costs and Expenses	Deductions (1)	Ending Balance December 31
	(in thousands)

2014:
Allowance for doubtful accounts	$896	$78	$488	$486
Valuation allowance for unproved crude oil and natural gas properties	5,142	4,465	314	9,293
2013:
Allowance for doubtful accounts	718	322	144	896
Valuation allowance for unproved crude oil and natural gas properties	5,690	3,038	3,586	5,142
2012:
Allowance for doubtful accounts	644	222	148	718
Valuation allowance for unproved crude oil and natural gas properties	10,711	3,332	8,353	5,690
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on the results of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based upon the criteria established in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, we made no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2015 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2015 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2015 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2015 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2015 Annual Stockholders' meeting and is incorporated by reference in this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	(1)	Exhibits:
See Exhibits Index on the following page.

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Amended and Restated Articles of Incorporation of PDC Energy, Inc. (the "Company")	8-K	000-07246	3.1	6/10/2014

3.2	By-laws of the Company.	10-Q	000-07246	3.2	8/2/2012

4.1	Rights Agreement by and between the Company and Transfer Online, Inc., as Rights Agent, dated as of September 11, 2007, including the forms of Rights Certificates and Summary of Stockholder Rights Plan attached thereto as Exhibits A and B.	8-K	000-07246	4.1	9/17/2007

4.2	Indenture, dated November 23, 2010, between the Company and The Bank of New York Mellon, including the form of 3.25% Convertible Senior Note due 2016.	8-K	000-07246	4.1	11/24/2010

4.3	Indenture, dated as of October 3, 2012, by and between the Company and U.S. Bank Trust National Association, as Trustee, including the form of 7.75% Senior Notes due 2022.	8-K	000-07246	4.1	10/3/2012

10.1*	Form of Indemnification Agreement with Non-Employee Directors.	8-K	000-07246	10.1	6/13/2012

10.2*	The Company 401(k) and Profit Sharing Plan, as amended on January 1, 2015.					X

10.3*	Amended and Restated Non-Employee Director Deferred Compensation Plan.	10-K	000-07246	10.3	2/21/2014

10.4*	2004 Long-Term Equity Compensation Plan amended and restated as of March 8, 2008 ("2004 Plan").	10-K	000-07246	10.26	2/27/2009

10.4.1*	Summary of 2010 Stock Appreciation Rights and Restricted Stock Awards under the 2004 Plan.	8-K	000-07246		4/23/2010

10.5*	Form of 2011 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.2	2/21/2014

10.5.1*	Form of 2012 Performance Share Agreement.	8-K	000-07246	10.1	1/20/2012

10.5.2*	Form of 2013 Performance Share Agreement.	10-K	000-07246	10.9	2/27/2013

10.5.3*	Form of 2013 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.10	2/27/2013

10.5.4*	Form of 2014 Performance Share Agreement					X

10.5.5*	Form of 2014 Restricted Stock/Stock Appreciation Rights Agreement					X

10.5.6*	Form of 2015 Performance Share Agreement					X

10.5.7*	Form of 2015 Restricted Stock Unit Agreement					X

10.5.8*	Form of 2015 Stock Appreciation Rights Agreement					X

10.6*	Employment Agreement with Gysle R. Shellum, Chief Financial Officer, dated as of April 19, 2010.	8-K	000-07246	10.2	4/23/2010

10.7*	Employment Agreement with Daniel W. Amidon, General Counsel and Corporate Secretary, dated as of April 19, 2010.	8-K	000-07246	10.3	4/23/2010

10.8*	Employment Agreement with Lance A. Lauck, Senior Vice President of Business Development, dated as of April 19, 2010.	8-K	000-07246	10.4	4/23/2010

10.9*	Employment Agreement with Barton R. Brookman, Jr., dated as of April 19, 2010.	8-K	000-07246	10.5	4/23/2010

10.10	Contribution Agreement by and among PDC Mountaineer, LLC, as the Company, Petroleum Development Corporation, as the Contributor, and LR-Mountaineer Holdings, L.P., as the Investor, dated October 29, 2009.	8-K	000-07246	2.1	11/4/2009

10.11	Second Amended and Restated Limited Liability Company Agreement of PDC Mountaineer, LLC, dated December 23, 2013.	10-K	000-07246	10.12	2/21/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.12	Third Amended and Restated Credit Agreement dated as of May 21, 2013, among PDC Energy, Inc. as Borrower, Riley Natural Gas Company, a Subsidiary of PDC Energy, Inc., as Guarantor, JP Morgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities LLC as Sole Bookrunner and Co-Lead Arranger, Wells Fargo Bank, N.A. as Syndication Agent, and Wells Fargo Securities, LLC as Co-Lead Arranger, and Certain Lenders.	8-K	000-07246	10.1	5/28/2013

10.13	Purchase and Sale Agreement by and among the Company, LR-Mountaineer Holdings, L.P., PDC Mountaineer, LLC and PDC Mountaineer Holdings, LLC, dated July 29, 2014.	8-K	000-07246	2.1	8/1/2014

10.14*	Consulting Agreement with James M. Trimble, dated as of June 18, 2014.	10-Q	000-07246	10.1	8/8/2014

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

21.1	Subsidiaries.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Ryder Scott Company, L.P., Petroleum Consultants.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Petroleum Consultants - Ryder Scott Company, L.P.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract or compensatory plan or arrangement.
** Furnished herewith.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC ENERGY, INC.

By: /s/ Barton R. Brookman
Barton R. Brookman
President and Chief Executive Officer

February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President, Chief Executive Officer and Director	February 19, 2015
Barton R. Brookman	(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	February 19, 2015
Gysle R. Shellum	(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	February 19, 2015
R. Scott Meyers	(principal accounting officer)

/s/ Jeffrey C. Swoveland	Chairman and Director	February 19, 2015
Jeffrey C. Swoveland

/s/ Joseph E. Casabona	Director	February 19, 2015
Joseph E. Casabona

/s/ Anthony J. Crisafio	Director	February 19, 2015
Anthony J. Crisafio

/s/ Larry F. Mazza	Director	February 19, 2015
Larry F. Mazza

/s/ David C. Parke	Director	February 19, 2015
David C. Parke

/s/ James M. Trimble	Director	February 19, 2015
James M. Trimble

/s/ Kimberly Luff Wakim	Director	February 19, 2015
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

Differentials - The difference between the crude oil and natural gas index spot price and the corresponding cash spot price in a specified location.

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

TETCO M2 - Texas Eastern Transmission Corporation M-2 receipts.

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