Form 10-Q
period 2016-03-31
PDC ENERGY, INC.
filed 2016-05-06
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,318,394 shares of the Company's Common Stock ($0.01 par value) were outstanding as of April 18, 2016.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical facts included in and incorporated by reference into this report are "forward-looking statements" within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated future production (including the components of such production), sales, expenses, cash flows, liquidity and balance sheet attributes; estimated crude oil, natural gas and natural gas liquids (“NGLs”) reserves; the impact of prolonged depressed commodity prices including potentially reduced production and associated cash flow; anticipated capital projects, expenditures and opportunities, including our expectation that 2016 cash flows from operations will approximate cash flows from investing activities; expected capital budget allocations; our operational flexibility and ability to revise our development plan, either upward or downward; availability of sufficient funding and liquidity for our capital program and sources of that funding; that we do not expect a material change in the borrowing base of our revolving credit facility as a result of the May 2016 semi-annual redetermination; that we expect quarter-over-quarter production growth; expected losses of Riley Natural Gas ("RNG") through 2022 and expected discontinuation of RNG's business; future exploration, drilling and development activities, including non-operated activity, the number of drilling rigs we expect to run, number of locations and lateral lengths; expected 2016 production and cash flow ranges; our evaluation method of our customers' and derivative counterparties' credit risk; effectiveness of our derivative program in providing a degree of price stability; potential for future impairments; expected sustained relief of gathering system pressure; compliance with debt and senior notes covenants; expected funding sources for payment of our 3.25% convertible senior notes due May 2016; impact of litigation on our results of operations and financial position; that we do not expect to pay dividends in the foreseeable future; and our future strategies, plans and objectives.

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

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those under the heading "Risk Factors," made in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC") on February 22, 2016, and our other filings with the SEC for further information on risks and uncertainties that could affect our business, financial condition, results of operations and prospects, which are incorporated by this reference as though fully set forth herein. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to "PDC Energy," "PDC," "the Company," "we," "us," "our" or "ours" refer to the registrant, PDC Energy, Inc. and all subsidiaries consolidated for the purposes of its financial statements, including our proportionate share of the financial position, results of operations, cash flows and operating activities of our affiliated partnerships. See Note 1, Nature of Operations and Basis of Presentation, to our condensed consolidated financial statements included elsewhere in this report for a description of our consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$238,545	$850
Accounts receivable, net	100,053	104,274
Fair value of derivatives	183,484	221,659
Prepaid expenses and other current assets	5,970	5,266
Total current assets	528,052	332,049
Properties and equipment, net	1,942,498	1,940,552
Fair value of derivatives	35,641	44,387
Other assets	9,206	53,555
Total Assets	$2,515,397	$2,370,543

Liabilities and Shareholders' Equity
Liabilities
Current liabilities:
Accounts payable	$73,898	$92,613
Production tax liability	26,541	26,524
Fair value of derivatives	5,173	1,595
Funds held for distribution	28,008	29,894
Current portion of long-term debt	114,183	112,940
Accrued interest payable	19,758	9,057
Other accrued expenses	20,610	28,709
Total current liabilities	288,171	301,332
Long-term debt	492,717	529,437
Deferred income taxes	100,080	143,452
Asset retirement obligation	82,703	84,032
Fair value of derivatives	5,966	695
Other liabilities	29,311	24,398
Total liabilities	998,948	1,083,346

Commitments and contingent liabilities

Shareholders' equity
Preferred shares - par value $0.01 per share, 50,000,000 shares authorized, none issued	—	—
Common shares - par value $0.01 per share, 150,000,000 authorized, 46,210,022 and 40,174,776 issued as of March 31, 2016 and December 31, 2015, respectively	462	402
Additional paid-in capital	1,208,117	907,382
Retained earnings	308,892	380,422
Treasury shares - at cost, 20,836 and 20,220 as of March 31, 2016 and December 31, 2015, respectively	(1,022)	(1,009)
Total shareholders' equity	1,516,449	1,287,197
Total Liabilities and Shareholders' Equity	$2,515,397	$2,370,543

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Crude oil, natural gas and NGLs sales	$75,367	$74,109
Sales from natural gas marketing	2,171	3,233
Commodity price risk management gain, net	11,056	66,662
Well operations, pipeline income and other	2,237	628
Total revenues	90,831	144,632
Costs, expenses and other
Lease operating expenses	15,330	16,285
Production taxes	4,071	3,893
Transportation, gathering and processing expenses	4,041	1,338
Cost of natural gas marketing	2,578	3,258
Exploration expense	210	285
Impairment of crude oil and natural gas properties	1,001	2,772
General and administrative expense	22,779	21,045
Depreciation, depletion and amortization	97,388	55,820
Provision for uncollectible notes receivable	44,738	—
Accretion of asset retirement obligations	1,812	1,560
Gain on sale of properties and equipment	(84)	(21)
Total cost, expenses and other	193,864	106,235
Income (loss) from operations	(103,033)	38,397
Interest expense	(11,894)	(11,725)
Interest income	1,558	1,113
Income (loss) from before income taxes	(113,369)	27,785
Provision for income taxes	41,839	(10,723)
Net income (loss)	$(71,530)	$17,062

Earnings per share:
Basic	$(1.72)	$0.47
Diluted	$(1.72)	$0.46

Weighted-average common shares outstanding:
Basic	41,608	36,349
Diluted	41,608	36,981

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(71,530)	$17,062
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Net change in fair value of unsettled derivatives	55,770	(16,230)
Depreciation, depletion and amortization	97,388	55,820
Provision for uncollectible notes receivable	44,738	—
Impairment of crude oil and natural gas properties	1,001	2,772
Accretion of asset retirement obligation	1,812	1,560
Stock-based compensation	4,682	4,368
Gain on sale of properties and equipment	(84)	(21)
Amortization of debt discount and issuance costs	1,754	1,751
Deferred income taxes	(43,372)	8,534
Non-cash interest income	(1,194)	(1,112)
Other	(8)	(568)
Changes in assets and liabilities	10,193	7,941
Net cash from operating activities	101,150	81,877
Cash flows from investing activities:
Capital expenditures	(122,759)	(176,111)
Proceeds from sale of properties and equipment	90	24
Net cash from investing activities	(122,669)	(176,087)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	296,578	202,851
Proceeds from revolving credit facility	85,000	165,000
Repayment of revolving credit facility	(122,000)	(221,000)
Other	(364)	(1,213)
Net cash from financing activities	259,214	145,638
Net change in cash and cash equivalents	237,695	51,428
Cash and cash equivalents, beginning of period	850	16,066
Cash and cash equivalents, end of period	$238,545	$67,494

Supplemental cash flow information:
Cash payments for:
Interest, net of capitalized interest	$599	$569
Income taxes	—	8,088
Non-cash investing and financing activities:
Change in accounts payable related to purchases of properties and equipment	$(23,544)	$(35,836)
Change in asset retirement obligation, with a corresponding change to crude oil and natural gas properties, net of disposals	404	302
Purchase of properties and equipment under capital leases	635	472

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. (the "Company," "we," "us," or "our") is a domestic independent exploration and production company that produces, develops, acquires and explores for crude oil, natural gas and NGLs, with primary operations in the Wattenberg Field in Colorado and the Utica Shale in southeastern Ohio. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Ohio operations are focused in the Utica Shale play. As of March 31, 2016, we owned an interest in approximately 3,000 gross wells. We are engaged in two business segments: Oil and Gas Exploration and Production and Gas Marketing.

The accompanying unaudited condensed consolidated financial statements include the accounts of PDC, our wholly-owned subsidiary Riley Natural Gas ("RNG") and our proportionate share of our four affiliated partnerships. Pursuant to the proportionate consolidation method, our accompanying condensed consolidated financial statements include our pro rata share of assets, liabilities, revenues and expenses of the entities which we proportionately consolidate. All material intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2015 condensed consolidated balance sheet data was derived from audited statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2015 Form 10-K. Our results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations and (5) recognize revenue when (or as) each performance obligation is satisfied. In March 2016, the FASB issued an update to the standard intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations when recognizing revenue. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. We are currently evaluating the impact these changes may have on our condensed consolidated financial statements.

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard requires management to assess an entity's ability to continue as a going concern at the end of every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. We expect to adopt this standard in the fourth quarter of 2016. Adoption of this standard is not expected to have a significant impact on our condensed consolidated financial statements.

In February 2016, the FASB issued an accounting update aimed at increasing the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about related leasing arrangements. For leases with terms of more than twelve months, the accounting update requires lessees to recognize an asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the lease asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend upon the classification of the lease as either a finance or operating lease. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted, and is to be applied as of the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact these changes may have on our condensed consolidated financial statements.

In March 2016, the FASB issued an accounting update on stock-based compensation intended to simplify several aspects of the accounting for employee share-based payment award transactions. Areas of simplification include income tax consequences, classification of the awards as either equity or liabilities and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact these changes may have on our condensed consolidated financial statements.

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

Our fixed-price swaps, basis swaps and physical purchases are included in Level 2 and our collars and physical sales are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	March 31, 2016			December 31, 2015
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Commodity-based derivative contracts	$144,968	$74,109	$219,077	$174,657	$91,288	$265,945
Basis protection derivative contracts	48	—	48	101	—	101
Total assets	145,016	74,109	219,125	174,758	91,288	266,046
Liabilities:
Commodity-based derivative contracts	8,733	1,004	9,737	738	—	738
Basis protection derivative contracts	1,402	—	1,402	1,552	—	1,552
Total liabilities	10,135	1,004	11,139	2,290	—	2,290
Net asset	$134,881	$73,105	$207,986	$172,468	$91,288	$263,756

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of our Level 3 assets measured at fair value:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fair value, net asset beginning of period	$91,288	$62,356
Changes in fair value included in statement of operations line item:
Commodity price risk management gain (loss), net	6,165	15,189
Sales from natural gas marketing	(20)	1
Settlements included in statement of operations line items:
Commodity price risk management gain (loss), net	(24,258)	(2,725)
Sales from natural gas marketing	(70)	(4)
Fair value, net asset end of period	$73,105	$74,817

Net change in fair value of unsettled derivatives included in statement of operations line item:
Commodity price risk management gain (loss), net	$4,185	$14,494
Sales from natural gas marketing	—	—
Total	$4,185	$14,494

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

We utilize fair value on a nonrecurring basis to review our crude oil and natural gas properties for possible impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The fair value of the properties is determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold.

The liability associated with our non-qualified deferred compensation plan for non-employee directors may be settled in cash or shares of our common stock. The carrying value of this obligation is based on the quoted market price of our common stock, which is a Level 1 input. The liability related to this plan, which was included in other liabilities on the condensed consolidated balance sheets, was immaterial as of March 31, 2016 and December 31, 2015.

The portion of our long-term debt related to our revolving credit facility approximates fair value due to the variable nature of related interest rates. We have not elected to account for the portion of our debt related to our senior notes under the fair value option; however, as of March 31, 2016, we estimate the fair value of the portion of our long-term debt related to our 3.25% convertible senior notes due 2016 to be $152.0 million, or 132.2% of par value, and the portion related to our 7.75% senior notes due 2022 to be $497.6 million, or 99.5% of par value. We determined these valuations based upon measurements of trading activity and broker and/or dealer quotes, respectively, which are published market prices, and therefore are Level 2 inputs.

The carrying value of our capital lease obligations approximates fair value due to the variable nature of the imputed interest rates and the duration of the vehicle lease.

Concentration of Risk

Derivative Counterparties. Our derivative arrangements expose us to credit risk of nonperformance by our counterparties. We primarily use financial institutions who are also lenders under our revolving credit facility as counterparties to our derivative contracts. To date, we have had no counterparty default losses relating to our derivative arrangements. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our counterparties on the fair value of our derivative instruments was not significant at March 31, 2016, taking into account the estimated likelihood of nonperformance.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the counterparties that expose us to credit risk as of March 31, 2016 with regard to our derivative assets:

Counterparty Name	Fair Value of Derivative Assets
(in thousands)
Canadian Imperial Bank of Commerce (1)	$63,503
JP Morgan Chase Bank, N.A (1)	56,261
Bank of Nova Scotia (1)	41,254
Wells Fargo Bank, N.A. (1)	29,029
NATIXIS (1)	24,159
Other lenders in our revolving credit facility	4,919
Total	$219,125

__________
(1)Major lender in our revolving credit facility. See Note 7, Long-Term Debt.

Notes Receivable. The following table presents information regarding our note receivable outstanding as of March 31, 2016:

Amount
(in thousands)
Note receivable:
Principal outstanding, December 31, 2015	$43,069
Paid-in-kind interest	969
Principal outstanding, March 31, 2016	44,038
Allowance for uncollectible notes receivable	(44,038)
Note receivable, net	$—

In October 2014, we sold our entire 50% ownership interest in PDCM to an unrelated third-party. As part of the consideration, we received a promissory note (the “Note”) for a principal sum of $39.0 million, bearing interest at varying rates beginning at 8%, and increasing annually. Pursuant to the Note agreement, interest is payable quarterly, in arrears, commencing in December 2014 and continuing on the last business day of each fiscal quarter thereafter. At the option of the issuer of the Note, an unrelated third-party, interest can be paid-in-kind (the “PIK Interest”) and any such PIK Interest will be added to the outstanding principal amount of the Note. As of March 31, 2016, the issuer of the Note had elected the PIK Interest option. The principal and any unpaid interest is due and payable in full in September 2020 and can be prepaid in whole or in part at any time without premium or penalty. In events of default as defined by the Note agreement, the Note must be repaid prior to maturity. As of March 31, 2016, we have been notified that no event of default has occurred and is continuing. The Note is secured by a pledge of stock in certain subsidiaries of the unrelated third-party, debt securities and other assets.

On a quarterly basis, we examine the Note for evidence of impairment, evaluating factors such as the creditworthiness of the issuer of the Note and the value of the underlying assets that secure the Note. We performed our quarterly evaluation and cash flow analysis and, based upon the unaudited year-end financial statements and reserve report of the issuer of the Note received by us in late March 2016 and current market conditions, determined that collection of the Note and PIK Interest was not reasonably assured. As a result, we recognized a provision and recorded an allowance for uncollectible notes receivable for the $44.0 million outstanding balance as of March 31, 2016, which was included in the condensed consolidated balance sheet line item other assets.

Additionally, we recorded a $0.7 million provision and allowance for uncollectible notes receivable to impair a promissory note related to a previous divestiture as collection of the promissory note is not reasonably assured based on the analysis we performed as of March 31, 2016.

Under the effective interest method, we recognized $1.2 million and $1.1 million of interest income for the three months ended March 31, 2016 and 2015, respectively, of which $1.0 million and $0.8 million, respectively, was PIK Interest.

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

We believe our derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. As of March 31, 2016, we had derivative instruments, which were comprised of collars, fixed-price swaps, basis protection swaps and physical sales and purchases, in place for a portion of our anticipated production through 2018 for a total of 75,680 BBtu of natural gas and 9,067 MBbls of crude oil. The majority of our derivative contracts are entered into at no cost to us as we hedge our anticipated production at the then-prevailing commodity market prices.

We have not elected to designate any of our derivative instruments as hedges, and therefore do not qualify for use of hedge accounting. Accordingly, changes in the fair value of our derivative instruments are recorded in the statements of operations. Changes in the fair value of derivative instruments related to our Oil and Gas Exploration and Production segment are recorded in commodity price risk management, net. Changes in the fair value of derivative instruments related to our Gas Marketing segment are recorded in sales from and cost of natural gas marketing.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the balance sheet location and fair value amounts of our derivative instruments on the condensed consolidated balance sheets:

			Fair Value
Derivative instruments:		Balance sheet line item	March 31, 2016	December 31, 2015
			(in thousands)
Derivative assets:	Current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	$183,240	$221,161
	Related to natural gas marketing	Fair value of derivatives	276	441
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	(32)	57
			183,484	221,659
	Non-current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	35,542	44,292
	Related to natural gas marketing	Fair value of derivatives	19	51
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	80	44
			35,641	44,387
Total derivative assets			$219,125	$266,046

Derivative liabilities:	Current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	$3,622	$—
	Related to natural gas marketing	Fair value of derivatives	249	417
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	1,302	1,178
			5,173	1,595
	Non-current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	5,854	275
	Related to natural gas marketing	Fair value of derivatives	12	46
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	100	374
			5,966	695
Total derivative liabilities			$11,139	$2,290

The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended March 31,
Condensed consolidated statement of operations line item	2016	2015
	(in thousands)
Commodity price risk management gain, net
Net settlements	$66,831	$50,412
Net change in fair value of unsettled derivatives	(55,775)	16,250
Total commodity price risk management gain, net	$11,056	$66,662
Sales from natural gas marketing
Net settlements	$245	$232
Net change in fair value of unsettled derivatives	(220)	(170)
Total sales from natural gas marketing	$25	$62
Cost of natural gas marketing
Net settlements	$(228)	$(218)
Net change in fair value of unsettled derivatives	225	150
Total cost of natural gas marketing	$(3)	$(68)

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

The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

As of March 31, 2016	Derivative instruments, recorded in condensed consolidated balance sheet, gross	Effect of master netting agreements	Derivative instruments, net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$219,125	$(10,215)	$208,910

Liability derivatives:
Derivative instruments, at fair value	$11,139	$(10,215)	$924

As of December 31, 2015	Derivative instruments, recorded in condensed consolidated balance sheet, gross	Effect of master netting agreements	Derivative instruments, net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$266,046	$(1,921)	$264,125

Liability derivatives:
Derivative instruments, at fair value	$2,290	$(1,921)	$369

NOTE 5 - PROPERTIES AND EQUIPMENT

The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization ("DD&A"):

	March 31, 2016	December 31, 2015
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$2,954,843	$2,881,189
Unproved	60,806	60,498
Total crude oil and natural gas properties	3,015,649	2,941,687
Equipment and other	31,222	30,098
Land and buildings	12,111	9,015
Construction in progress	135,396	113,115
Properties and equipment, at cost	3,194,378	3,093,915
Accumulated DD&A	(1,251,880)	(1,156,237)
Properties and equipment, net	$1,942,498	$1,937,678

The following table presents impairment charges recorded for crude oil and natural gas properties:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Impairment of proved properties	$969	$293
Amortization of individually insignificant unproved properties	32	2,479
Impairment of crude oil and natural gas properties	$1,001	$2,772

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

The effective tax rate for the three months ended March 31, 2016 was a 36.9% benefit on loss compared to a 38.6% provision on income for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 is based upon a full year forecasted tax benefit on loss and is greater than the statutory federal tax rate, primarily due to state taxes and percentage depletion, partially offset by nondeductible officers’ compensation and nondeductible lobbying expenses. The effective tax rate for the three months ended March 31, 2015 differs from the statutory rate primarily due to state taxes and nondeductible officers' compensation, partially offset by percentage depletion and domestic production deduction. There were no significant discrete items recorded during the three months ended March 31, 2016 or March 31, 2015.

As of March 31, 2016, our liability for unrecognized tax benefits was immaterial. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. We continue voluntary participation in the Internal Revenue Service’s ("IRS") Compliance Assurance Program for the 2015 and 2016 tax years. We have received a partial acceptance notice from the IRS for our filed 2014 federal tax return with one issue still in review.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Senior notes:
3.25% Convertible senior notes due 2016:
Principal amount	$115,000	$115,000
Unamortized discount	(747)	(1,852)
Unamortized debt issuance costs	(70)	(208)
3.25% Convertible senior notes due 2016, net of discount and unamortized debt issuance costs	114,183	112,940

7.75% Senior notes due 2022:
Principal amount	500,000	500,000
Unamortized debt issuance costs	(7,283)	(7,563)
7.75% Senior notes due 2022, net of unamortized debt issuance costs	492,717	492,437
Total senior notes	606,900	605,377

Revolving credit facility	—	37,000
Total debt, net of discount and unamortized debt issuance costs	606,900	642,377
Less current portion of long-term debt	114,183	112,940
Long-term debt	$492,717	$529,437

Senior Notes

3.25% Convertible Senior Notes Due 2016. In November 2010, we issued $115 million aggregate principal amount 3.25% convertible senior notes due 2016 (the "Convertible Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is May 15, 2016. Interest is payable semi-annually in arrears on each May 15 and November 15. The indenture governing the Convertible Notes contains certain non-financial covenants. We allocated the gross proceeds of the Convertible Notes between the liability and equity components of the debt. The initial $94.3 million liability component was determined based upon the fair value of similar debt instruments with similar terms, excluding the conversion feature, and priced on the same day we issued the Convertible Notes. The original issue discount and capitalized debt issuance costs are being amortized to interest expense over the life of the Convertible Notes using an effective interest rate of 7.4%. As the stated maturity for payment of principal is May 2016, we have included the carrying value of the Convertible Notes, net of discount and unamortized debt issuance costs, in the current portion of long-term debt on our condensed consolidated balance sheet as of March 31, 2016.

Beginning on November 15, 2015, holders of the Convertible Notes became able to convert the notes at an initial conversion rate of 23.5849 shares per $1,000 principal amount, which is equal to a conversion price of approximately $42.40 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, we have elected to settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, as well as cash in lieu of fractional shares. The “if-converted” value of the Convertible Notes as of March 31, 2016 exceeded the aggregate principal amount by approximately $46.2 million.

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

As of March 31, 2016, we were in compliance with all covenants related to the Convertible Notes and the 2022 Senior Notes and expect to remain in compliance throughout the next 12-month period.

Credit Facility

Revolving Credit Facility. We are party to a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, and other lenders party thereto (sometimes referred to as the "revolving credit facility"). The revolving credit facility matures in May 2020. The revolving credit facility is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes and to support letters of credit. The revolving credit facility provides for a maximum of $1 billion in allowable borrowing capacity, subject to the borrowing base. In September 2015, we completed the semi-annual redetermination of our revolving credit facility by the lenders, which resulted in the reaffirmation of our borrowing base at $700 million; however, we have elected to maintain the aggregate commitment at

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

$450 million. The borrowing base is based on, among other things, the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests, excluding proved reserves attributable to our affiliated partnerships. The borrowing base is subject to a semi-annual size redetermination based upon quantification of our reserves at June 30 and December 31, and is also subject to a redetermination upon the occurrence of certain events. The revolving credit facility is secured by a pledge of mortgages of certain producing crude oil and natural gas properties. Our affiliated partnerships are not guarantors of our obligations under the revolving credit facility.

We had no outstanding balance on our revolving credit facility as of March 31, 2016, compared to $37.0 million outstanding as of December 31, 2015. The weighted-average interest rate on the outstanding balance on our revolving credit facility, exclusive of fees on the unused commitment and the letter of credit noted below, was 2.6% per annum as of December 31, 2015.

As of March 31, 2016, RNG had an irrevocable standby letter of credit of approximately $11.7 million in favor of a third-party transportation service provider to secure firm transportation of the natural gas produced by third-party producers for whom we market production in the Appalachian Basin. The letter of credit currently expires in September 2016 and is automatically extended annually in accordance with the letter of credit's terms and conditions. The letter of credit reduces the amount of available funds under our revolving credit facility by an amount equal to the letter of credit. As of March 31, 2016, the available funds under our revolving credit facility, including the reduction for the $11.7 million letter of credit, was $438.3 million. In addition to our currently elected commitment of $450 million, we have an additional $250 million of borrowing base availability under the revolving credit facility, subject to certain terms and conditions of the agreement.

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (a) maintain a minimum current ratio of 1.00 to 1.00 and (b) not exceed a maximum leverage ratio of 4.25 to 1.00. As of March 31, 2016, we were in compliance with all the revolving credit facility covenants and expect to remain in compliance throughout the next 12-month period.

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

The following table presents leased vehicles under capital leases as of March 31, 2016:

Amount
(in thousands)
Vehicles	$2,236
Accumulated depreciation	(320)
$1,916

Future minimum lease payments by year and in the aggregate, under non-cancelable capital leases with terms of one year or more, consist of the following:

For the Twelve Months Ending March 31,	Amount
(in thousands)
2017	$686
2018	823
2019	782
2,291
Less executory cost	(94)
Less amount representing interest	(276)
Present value of minimum lease payments	$1,921

Short-term capital lease obligations	$501
Long-term capital lease obligations	1,420
$1,921

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

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties:

Amount
(in thousands)

Balance at beginning of period, January 1, 2016	$89,492
Obligations incurred with development activities	404
Accretion expense	1,812
Obligations discharged with asset retirements	(2,105)
Balance end of period, March 31, 2016	89,603
Less current portion	(6,900)
Long-term portion	$82,703

Our estimated asset retirement obligation liability is based on historical experience in plugging and abandoning wells, estimated economic lives and estimated plugging and abandonment cost considering federal and state regulatory requirements in effect. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. In 2015, the credit-adjusted risk-free rates used to discount our plugging and abandonment liabilities ranged from 7.6% to 8.0%. In periods subsequent to initial measurement of the liability, we must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

original estimate of undiscounted cash flows or changes in inflation factors and changes to our credit-adjusted risk-free rate as market conditions warrant. Short-term asset retirement obligations are included in other accrued expenses on the condensed consolidated balance sheets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Firm Transportation, Processing and Sales Agreements. We enter into contracts that provide firm transportation, sales and processing agreements on pipeline systems through which we transport or sell crude oil and natural gas. Satisfaction of the volume requirements includes volumes produced by us, purchased from third parties and produced by our affiliated partnerships and other third-party working interest owners. We record in our financial statements only our share of costs based upon our working interest in the wells. These contracts require us to pay these transportation and processing charges whether or not the required volumes are delivered. As natural gas prices continue to remain depressed, certain third-party producers under our Gas Marketing segment have begun and continue to experience financial distress, which has led to certain contractual defaults and litigation; however, to date, we have had no material counterparty default losses. As of March 31, 2016, we have recorded an allowance for doubtful accounts of approximately $0.7 million. We have initiated several legal actions for breach of contract, collection, and related claims against certain third-party producers that are delinquent in their payment obligations, which have to date resulted in one default judgment. There have been no collections received to date and and some of the third-party producers have shut-in their wells.

The following table presents gross volume information related to our long-term firm transportation, sales and processing agreements for pipeline capacity:

	For the Twelve Months Ending March 31,
Area	2017	2018	2019	2020	2021 and Through Expiration	Total	Expiration Date

Natural gas (MMcf)
Gas Marketing segment	7,117	7,117	7,117	7,136	16,912	45,399	August 31, 2022
Utica Shale	2,738	2,738	2,738	2,745	9,126	20,085	July 22, 2023
Total	9,855	9,855	9,855	9,881	26,038	65,484

Crude oil (MBbls)
Wattenberg Field	2,413	2,413	2,413	2,420	603	10,262	June 30, 2020

Dollar commitment (in thousands)	$17,573	$16,847	$16,324	$16,369	$13,122	$80,235

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

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. As of March 31, 2016 and December 31, 2015, we had accrued environmental liabilities in the amount of $4.6 million and $4.1 million, respectively, included in other accrued expenses on the condensed consolidated balance sheets. We are not aware of any environmental claims existing as of March 31, 2016 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on our properties.

In August 2015, we received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request seeks, among other things, information related to the design, operation, and maintenance of our production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 of our production facilities and asks that we conduct sampling and analyses at the identified 46 facilities. We responded to the Information Request in January 2016 and have received no response as of the date of this report. We cannot predict the outcome of this matter at this time.

In addition, in December 2015, we received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that we failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage to the maximum extent possible of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. We are in the process of responding to the advisory, which has overlap with the Information Request, but cannot predict the outcome of this matter at this time.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTE 11 - COMMON STOCK

Sale of Equity Securities

In March 2016, we completed a public offering of 5,922,500 shares of our common stock, par value $0.01 per share, at a price to us of $50.11 per share. Net proceeds of the offering were $296.6 million, after deducting offering expenses and underwriting discounts, of which $59,225 is included in common shares-par value and $296.5 million is included in additional paid-in capital ("APIC") on the March 31, 2016 condensed consolidated balance sheet. The shares were issued pursuant to an effective shelf registration statement on Form S-3 filed with the SEC in March 2015.

In March 2015, we completed a public offering of 4,002,000 shares of our common stock, par value $0.01 per share, at a price to us of $50.73 per share. Net proceeds of the offering were $202.9 million, after deducting offering expenses and underwriting discounts, of which $40,020 is included in common shares-par value and $202.8 million is included in APIC on the condensed consolidated balance sheets. The shares were issued pursuant to the effective shelf registration statement on Form S-3 filed with the SEC in March 2015.

Stock-Based Compensation Plans

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Stock-based compensation expense	$4,682	$4,368
Income tax benefit	(1,782)	(1,659)
Net stock-based compensation expense	$2,900	$2,709

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

In January 2016, the Compensation Committee awarded 58,709 SARs to our executive officers. The fair value of each SAR award was estimated on the date of grant using a Black-Scholes pricing model using the following assumptions:

	Three Months Ended March 31,
	2016	2015

Expected term of award	6.0 years	5.2 years
Risk-free interest rate	1.8%	1.4%
Expected volatility	54.5%	58.0%
Weighted-average grant date fair value per share	$26.96	$22.23

The expected term of the award was estimated using historical stock option exercise behavior data. The risk-free interest rate was based on the U.S. Treasury yields approximating the expected life of the award in effect at the time of grant. Expected volatilities were based on our historical volatility. We do not expect to pay or declare dividends in the foreseeable future.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the changes in our SARs for all periods presented:

	Three Months Ended March 31,
	2016				2015
	Number of SARs	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of SARs	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding beginning of year, January 1,	326,453	$38.99			279,011	$38.77
Awarded	58,709	51.63			68,274	39.63
Exercised	(8,414)	43.38	—	$114	—	—	—	—
Outstanding at March 31,	376,748	40.86	7.4	$7,002	347,285	38.94	8.0	$5,245
Vested and expected to vest at March 31,	368,662	40.71	7.4	6,909	338,570	38.86	8.0	5,138
Exercisable at March 31,	243,103	37.44	6.6	5,350	191,149	35.68	7.1	3,509

Total compensation cost related to SARs granted, net of estimated forfeitures, and not yet recognized in our condensed consolidated statement of operations as of March 31, 2016 was $2.7 million. The cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

Time-Based Awards. The fair value of the time-based restricted shares is amortized ratably over the requisite service period, primarily three years. The time-based shares generally vest ratably on each anniversary following the grant date provided that a participant is continuously employed.

In January 2016, the Compensation Committee awarded to our executive officers a total of 61,634 time-based restricted shares that vest ratably over a three-year period ending in January 2019.

The following table presents the changes in non-vested time-based awards to all employees, including executive officers, for the three months ended March 31, 2016:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	525,081	$50.23
Granted	85,007	51.74
Vested	(60,272)	39.04
Non-vested at March 31, 2016	549,816	51.69

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/for the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)

Total intrinsic value of time-based awards vested	$3,072	$3,682
Total intrinsic value of time-based awards non-vested	32,687	31,762
Market price per common share as of March 31,	59.45	54.04
Weighted-average grant date fair value per share	51.74	39.73

Total compensation cost related to non-vested time-based awards, net of estimated forfeitures, and not yet recognized in our condensed consolidated statements of operations as of March 31, 2016 was $17.2 million. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Market-Based Awards. The fair value of the market-based restricted shares is amortized ratably over the requisite service period, primarily three years. The market-based shares vest if the participant is continuously employed throughout the performance period and the

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

market-based performance measure is achieved, with a maximum vesting period of three years. All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.
In January 2016, the Compensation Committee awarded a total of 24,280 market-based restricted shares to our executive officers. In addition to continuous employment, the vesting of these shares is contingent on the Company's total shareholder return ("TSR"), which is essentially the Company’s stock price change including any dividends, as compared to the TSR of a group of peer companies. The shares are measured over a three-year period ending on December 31, 2018 and can result in a payout between 0% and 200% of the total shares awarded. The weighted-average grant date fair value per market-based share for these awards granted was computed using the Monte Carlo pricing model using the following assumptions:

	Three Months Ended March 31,
	2016	2015

Expected term of award	3 years	3 years
Risk-free interest rate	1.2%	0.9%
Expected volatility	52.3%	53.0%
Weighted-average grant date fair value per share	$72.54	$57.35

The expected term of the awards was based on the requisite service period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant and extrapolated to approximate the life of the award. The expected volatility was based on our historical volatility.

The following table presents the change in non-vested market-based awards during the three months ended March 31, 2016:

	Shares	Weighted-Average Grant-Date Fair Value per Share

Non-vested at December 31, 2015	71,549	$63.60
Granted	24,280	72.54
Non-vested at March 31, 2016	95,829	65.86

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/for the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)

Total intrinsic value of market-based awards non-vested	$5,697	$6,113
Market price per common share as of March 31,	59.45	54.04
Weighted-average grant date fair value per share	72.54	57.35

Total compensation cost related to non-vested market-based awards, net of estimated forfeitures, and not yet recognized in our condensed consolidated statements of operations as of March 31, 2016 was $3.0 million. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of the weighted-average diluted shares outstanding:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Weighted-average common shares outstanding - basic	41,608	36,349
Dilutive effect of:
Restricted stock	—	226
Convertible notes	—	339
Other equity-based awards	—	67
Weighted-average common shares and equivalents outstanding - diluted	41,608	36,981

We reported a net loss for the three months ended March 31, 2016. As a result, our basic and diluted weighted-average common shares outstanding were the same because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
Restricted stock	723	51
Convertible notes	508	—
Other equity-based awards	100	11
Total anti-dilutive common share equivalents	1,331	62

In November 2010, we issued our Convertible Notes, which give the holders the right to convert the aggregate principal amount into 2.7 million shares of our common stock at a conversion price of $42.40 per share. The Convertible Notes could be included in the diluted earnings per share calculation using the treasury stock method if the average market share price exceeds the $42.40 conversion price during the period presented. Shares issuable upon conversion of the Convertible Notes were excluded from the diluted earnings per share calculation for the three months ended March 31, 2016 as the effect would be anti-dilutive to our earnings per share. Shares issuable upon conversion of the Convertible Notes were included in the diluted earnings per share calculation for the three months ended March 31, 2015, as the average market price during the period exceeded the conversion price. The maturity for the payment of principal of the Convertible Notes is May 15, 2016. Upon maturity, we have elected to settle the principal amount of the Convertible Notes in cash and settle the excess conversion value in shares, as well as cash in lieu of fractional shares.

NOTE 13 - BUSINESS SEGMENTS

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

Gas Marketing. Our Gas Marketing segment purchases, aggregates and resells natural gas produced by unrelated third-parties. Segment income (loss) primarily represents sales from natural gas marketing and direct interest income, less costs of natural gas marketing and direct general and administrative expense.

Unallocated Amounts. Unallocated income includes unallocated other revenue, less corporate general and administrative expense, corporate DD&A expense, interest income and interest expense. Unallocated assets include assets utilized for corporate general and administrative purposes, as well as assets not specifically included in our two business segments.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables present our segment information:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Segment revenues:
Oil and gas exploration and production	$88,660	$141,399
Gas marketing	2,171	3,233
Total revenues	$90,831	$144,632

Segment income (loss) before income taxes:
Oil and gas exploration and production	$(34,033)	$60,526
Gas marketing	(407)	(25)
Unallocated	(78,929)	(32,716)
Income (loss) before income taxes	$(113,369)	$27,785

	March 31, 2016	December 31, 2015
	(in thousands)
Segment assets:
Oil and gas exploration and production	$2,482,677	$2,294,288
Gas marketing	4,164	4,217
Unallocated	28,556	72,038
Total assets	$2,515,397	$2,370,543

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

EXECUTIVE SUMMARY

Financial Overview

Production volumes increased substantially to 4.6 MMboe for the three months ended March 31, 2016 compared to 2.9 MMboe for the three months ended March 31, 2015, representing an increase of 58%. The increase in production volumes was primarily attributable to our successful horizontal Niobrara and Codell drilling program in the Wattenberg Field. Crude oil production increased 46% in the three months ended March 31, 2016, while NGL production increased 76%. Crude oil production comprised approximately 42% of total production in the three months ended March 31, 2016. Natural gas production increased 64% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we shifted our focus from the outer core area to the higher rate of return drilling projects located in the higher gas to oil ratio inner and middle core areas of the Wattenberg Field. Additionally, our middle core wells have shown stronger gas production than anticipated. While production increased during the three months ended March 31, 2016 when compared to the same prior year period, as expected, production decreased when compared to the fourth quarter of 2015 as a majority of wells turned-in-line in the fourth quarter of 2015 occurred closer to the beginning of the quarter while a majority of wells turned-in-line during the three months ended March 31, 2016 occurred toward the end of the quarter. The wells turned-in-line in March 2016 are expected to result in production growth for the second quarter of 2016 as compared to the first quarter of 2016. For the month ended March 31, 2016, our average production rate was 51 MBoe per day, up from 30 MBoe per day for the month ended March 31, 2015.

Crude oil, natural gas and NGLs sales, coupled with the impact of settlement of derivatives, increased during the three months ended March 31, 2016 relative to the same prior year period. Crude oil, natural gas and NGLs sales increased to $75.4 million during the three months ended March 31, 2016 compared to $74.1 million in the same prior year period, due to a 58% increase in production, offset in part by a 36% decrease in the realized price per barrel of crude oil equivalent ("Boe"). The realized price per Boe was $16.49 for the three months ended March 31, 2016 compared to $25.60 for the same prior year period. Positive net settlements on derivatives increased to $66.8 million during the three months ended March 31, 2016 compared to positive net settlements on derivatives of $50.4 million in the same prior year period, due to lower crude oil and natural gas index settlement prices. As a result of these increases, crude oil, natural gas and NGLs sales and the impact of net settlements on derivatives totaled $142.2 million during the three months ended March 31, 2016 compared to $124.5 million during the three months ended March 31, 2015. This represents an increase of 14% compared to the same prior year period. The realized price per Boe, including the impact of net settlements on derivatives, was $31.12 for the three months ended March 31, 2016 compared to $43.01 for the same prior year period.

Additional significant changes impacting our results of operations for the three months ended March 31, 2016 include the following:

•
Negative net change in the fair value of unsettled derivative positions during the three months ended March 31, 2016 was $55.7 million compared to a positive net change in the fair value of unsettled derivative positions of $16.3 million during the same prior year period. The decrease in fair value of unsettled derivative positions was primarily attributable to a higher beginning-of-period fair value of derivatives instruments that settled during the three months ended March 31, 2016 and an upward shift in the crude oil forward curve that occurred during the current quarter;

•
Depreciation, depletion and amortization expense increased to $97.4 million during the three months ended March 31, 2016 compared to $55.8 million in the same prior year period, primarily due to increased production and, to a lesser extent, a higher weighted-average depreciation, depletion and amortization rate; and

•
During the quarter ended March 31, 2016, we determined that collection of two third-party notes receivable arising from the sale of our interest in properties in the Marcellus Shale was not reasonably assured based upon current market conditions and new information made available to us. As a result, we recognized a provision and recorded an allowance for uncollectible notes receivable for the $44.7 million outstanding balance as of March 31, 2016. See Note 3, Fair Value of Financial Instruments - Notes Receivable, to our condensed consolidated financial statements included elsewhere in this report for additional information.

In March 2016, we completed a public offering of 5,922,500 shares of our common stock at a price to us of $50.11 per share. Net proceeds of the offering were $296.6 million, after deducting offering expenses and underwriting discounts. We used a portion of the net proceeds of the offering to repay all amounts then outstanding on our revolving credit facility and intend to use the remaining amounts to repay the principal amounts owed upon the maturity of the Convertible Notes in May 2016 and for general corporate purposes. With our current derivative position, available liquidity and expected cash flows from operations, we believe we have sufficient liquidity to allow us to fund our operations and execute our expected 2016 capital program.

Available liquidity as of March 31, 2016 was $676.8 million compared to $402.2 million as of December 31, 2015. Available liquidity as of March 31, 2016 is comprised of $238.5 million of cash and cash equivalents and $438.3 million available for borrowing under our revolving credit facility. These amounts exclude an additional $250 million available under our revolving credit facility, subject to certain terms and conditions of the agreement. In September 2015, we completed the semi-annual redetermination of our revolving credit facility by the lenders,

PDC ENERGY, INC.

which resulted in the reaffirmation of the borrowing base at $700 million. We have elected to maintain the aggregate commitment level at $450 million. We do not currently expect a material change in the borrowing base as a result of the upcoming May 2016 semi-annual redetermination.

Operational Overview

Drilling Activities. During the three months ended March 31, 2016, we continued to execute our strategic plan to grow production while preserving our financial strength and liquidity by managing our capital spending to approximate our cash flows from operations. We are currently running four automated drilling rigs in the Wattenberg Field. During the three months ended March 31, 2016, we spud 41 horizontal wells and turned-in-line 47 horizontal wells in the Wattenberg Field. We also participated in nine gross, 2.5 net, horizontal non-operated wells that were spud and five gross, 1.5 net, horizontal non-operated wells which were turned-in-line. In the Utica Shale, five horizontal wells that were top-hole spud during the fourth quarter of 2015 were in-process as of March 31, 2016. We plan to complete and turn-in-line these wells over the next several months.

2016 Operational Outlook

We expect our production for 2016 to range between 20.0 MMBoe to 22.0 MMBoe and that our production rate will average approximately 55,000 to 60,000 Boe per day. Our 2016 capital forecast of approximately $425 million at the midpoint is focused on continuing to provide value-driven production growth by exploiting our substantial inventory of reasonable rate-of-return projects in the Wattenberg Field.

Wattenberg Field. The 2016 capital forecast anticipates a four-rig drilling program in the Wattenberg Field. Approximately $390 million of our 2016 capital forecast is expected to be spent on development activities in the Wattenberg Field, comprised of approximately $350 million for our operated drilling program and approximately $35 million for non-operated projects. The remainder of the Wattenberg Field capital forecast is expected to be used for leasing, workover projects and other capital improvements, including improvements and expansion of our Greeley, Colorado, field office. We plan to spud 135 and turn-in-line 160 horizontal Niobrara or Codell wells and participate in approximately 35.0 gross, 7.0 net, non-operated horizontal opportunities in 2016. During the three months ended March 31, 2016, we invested approximately $90 million, or approximately 23%, of our 2016 capital forecast for the Wattenberg Field.

Utica Shale. Based on the production results from recently drilled wells and decreases in well costs, in 2016 we plan on executing a modest drilling operation in the condensate and wet natural gas window of the play. In 2016, we plan to spend approximately $35 million in the Utica Shale to drill, complete and turn-in-line five wells, four of which are approximately 6,000 foot laterals. The planned activity will focus on further delineation of our southern acreage, determining the impact of well-orientation on productivity and testing improved capital efficiency of a 10,000 foot lateral well. During the three months ended March 31, 2016, we invested approximately $8 million, or approximately 24%, of our 2016 capital forecast for the Utica Shale to spud five horizontal wells, which we plan to complete and turn-in-line over the next several months.

2016 Operational Flexibility

In December 2015, the Board of Directors approved our 2016 development plan as described above. This plan, which primarily focuses on the four-rig drilling program in the Wattenberg Field, was based upon our goal to preserve our balance sheet by managing our capital spending to approximate our cash flows from operations.

Since approving our 2016 development plan in December 2015, future commodity prices have been volatile. Concurrently, capital costs to drill and complete Wattenberg Field wells have decreased, while crude oil differentials in the field have improved. We expect that our capital forecast of $410 million to $440 million will fund this development plan.

We maintain significant operational flexibility in 2016 to reduce the pace of our capital spending. We will continue to monitor future commodity prices throughout 2016, and should prices remain depressed or continue to further deteriorate, we believe an adjustment to our development plan may be appropriate. We believe we have ample opportunities to reduce capital spending, including but not limited to: working with our vendors to achieve further cost reductions; reducing the number of rigs being utilized in our drilling program; and/or managing our completion schedule. The production impact of reduced 2016 capital spending would be felt primarily in 2017 and thereafter, as our anticipated long-term production growth would likely be reduced. This operational flexibility is maintained with little exposure to incurring additional costs, given that all of our acreage in the Wattenberg Field is held by production, a reduction in rigs would not cause us to incur substantial idling costs as our rig commitments are short term (30 to 90 days), and we do not anticipate having additional material unfulfilled transportation commitment fees.

PDC ENERGY, INC.

Results of Operations

Summary Operating Results

The following table presents selected information regarding our operating results:

	Three Months Ended March 31,
	2016	2015	Percentage Change
	(dollars in millions, except per unit data)
Production (1)
Crude oil (MBbls)	1,907.8	1,306.7	46.0%
Natural gas (MMcf)	10,678.0	6,524.4	63.7%
NGLs (MBbls)	882.2	500.5	76.3%
Crude oil equivalent (MBoe) (2)	4,569.7	2,894.6	57.9%
Average MBoe per day	50.2	32.2	56.1%
Crude Oil, Natural Gas and NGLs Sales
Crude oil	$54.0	$52.0	3.8%
Natural gas	14.9	15.8	(5.7)%
NGLs	6.5	6.3	3.2%
Total crude oil, natural gas and NGLs sales	$75.4	$74.1	1.8%

Net Settlements on Derivatives (3)
Natural gas	$13.5	$5.7	136.8%
Crude oil	53.3	44.7	19.2%
Total net settlements on derivatives	$66.8	$50.4	32.5%

Average Sales Price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$28.29	$39.82	(29.0)%
Natural gas (per Mcf)	1.39	2.42	(42.6)%
NGLs (per Bbl)	7.37	12.61	(41.6)%
Crude oil equivalent (per Boe)	16.49	25.60	(35.6)%

Average Lease Operating Expenses (per Boe) (4)
Wattenberg Field	$3.40	$6.00	(43.3)%
Utica Shale	2.50	1.92	30.2%
Weighted-average	3.35	5.63	(40.5)%

Natural Gas Marketing Contribution Margin (5)	$(0.4)	$—	*

Other Costs and Expenses
Production taxes	$4.1	$3.9	4.6%
Transportation, gathering and processing expenses	4.0	1.3	202.0%
Impairment of crude oil and natural gas properties	1.0	2.8	(63.9)%
General and administrative expense	22.8	21.0	8.2%
Depreciation, depletion and amortization	97.4	55.8	74.5%
Provision for uncollectible notes receivable	44.7	—	*

Interest expense	$11.9	$11.7	1.4%

*	Percentage change is not meaningful or equal to or greater than 300%.
Amounts may not recalculate due to rounding.
______________

(1)	Production is net and determined by multiplying the gross production volume of properties in which we have an interest by our ownership percentage.

(2)	One Bbl of crude oil or NGL equals six Mcf of natural gas.

(3)	Represents net settlements on derivatives related to crude oil and natural gas sales, which do not include net settlements on derivatives related to natural gas marketing.

(4)	Represents lease operating expenses, exclusive of production taxes, on a per unit basis.

(5)
Represents sales from natural gas marketing, net of costs of natural gas marketing, including net settlements and net change in fair value of unsettled derivatives related to natural gas marketing activities.

PDC ENERGY, INC.

Crude Oil, Natural Gas and NGLs Sales

The following tables present crude oil, natural gas and NGLs production and weighted-average sales price:

	Three Months Ended March 31,
Production by Operating Region	2016	2015	Percentage Change
Crude oil (MBbls)
Wattenberg Field	1,818.2	1,191.2	52.6%
Utica Shale	89.6	115.5	(22.4)%
Total	1,907.8	1,306.7	46.0%
Natural gas (MMcf)
Wattenberg Field	10,170.4	5,911.3	72.1%
Utica Shale	507.6	613.1	(17.2)%
Total	10,678.0	6,524.4	63.7%
NGLs (MBbls)
Wattenberg Field	840.1	451.9	85.9%
Utica Shale	42.1	48.6	(13.4)%
Total	882.2	500.5	76.3%
Crude oil equivalent (MBoe)
Wattenberg Field	4,353.4	2,628.3	65.6%
Utica Shale	216.3	266.3	(18.8)%
Total	4,569.7	2,894.6	57.9%

Amounts may not recalculate due to rounding.

	Three Months Ended March 31,
Average Sales Price by Operating Region			Percentage Change
(excluding net settlements on derivatives)	2016	2015
Crude oil (per Bbl)
Wattenberg Field	$28.37	$39.93	(29.0)%
Utica Shale	26.69	38.65	(30.9)%
Weighted-average price	28.29	39.82	(29.0)%
Natural gas (per Mcf)
Wattenberg Field	$1.39	$2.42	(42.6)%
Utica Shale	1.43	2.39	(40.2)%
Weighted-average price	1.39	2.42	(42.6)%
NGLs (per Bbl)
Wattenberg Field	$7.18	$11.93	(39.8)%
Utica Shale	11.24	18.95	(40.7)%
Weighted-average price	7.37	12.61	(41.6)%
Crude oil equivalent (per Boe)
Wattenberg Field	$16.49	$25.59	(35.6)%
Utica Shale	16.60	25.72	(35.5)%
Weighted-average price	16.49	25.60	(35.6)%

Amounts may not recalculate due to rounding.

For the three months ended March 31, 2016, crude oil, natural gas and NGLs sales revenue increased compared to the three months ended March 31, 2015 due to the following (in millions):

Increase in production	$38.8
Decrease in average crude oil price	(22.0)
Decrease in average natural gas price	(10.9)
Decrease in average NGLs price	(4.6)
Total increase in crude oil, natural gas and NGLs sales revenue	$1.3

PDC ENERGY, INC.

Production for the first quarter of 2016 was 4.6 million Boe, up from 2.9 million Boe in the first quarter of 2015. Production increased as a result of continued drilling and completion activities as discussed in Operational Overview. We continued to experience lower line pressures in the first quarter of 2016 after our primary service provider, DCP Midstream, completed both its Lucerne 2 plant in June 2015 and its Grand Parkway gas gathering project in December 2015. As a result of the reductions in line pressures, production from our Wattenberg Field legacy vertical wells increased by approximately 152 MBoe, or 36%, during the first quarter of 2016 when compared to the first quarter of 2015. Further, we expect sustained relief of gathering system pressure on our primary gatherer's system through 2016, based upon current and projected drilling activity in the field. However, our secondary midstream service provider, which currently gathers and processes approximately 31% of our Wattenberg Field gas, has indicated it will have limitations on its capital program in 2016, which may result in a curtailment of certain of our projected 2016 volumes. We rely on our third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond our control. Falling commodity prices have resulted in reduced investment in midstream facilities by some third parties, increasing the risk that sufficient midstream infrastructure will not be available in future periods.

Crude Oil, Natural Gas and NGLs Pricing. Our results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil decreased during the first quarter of 2016 compared to the first half of 2015 amid continuing concerns regarding high U.S. inventories and worldwide production levels that exceed current global demand for crude oil. Natural gas prices decreased during the first quarter of 2016 when compared to the same prior year period. Due to an oversupply of nearly all domestic NGLs products, our realized sales price for NGLs have remained at the low levels seen during the last quarter of 2015 and we expect pricing to remain at depressed levels well into 2016 and perhaps beyond.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. In the Wattenberg Field, crude oil is sold under various purchase contracts with monthly and longer term pricing provisions based on NYMEX pricing, adjusted for differentials. We have entered into longer term commitments ranging from three months to one year to deliver crude oil to competitive markets and these agreements have resulted in significantly improved deductions compared to early 2015. We continue to pursue various alternatives with respect to oil transportation, particularly in the Wattenberg Field, with a view toward further improving pricing and limiting our use of trucking of production. We began delivering crude oil in accordance with our long term commitment to the White Cliffs Pipeline, LLC ("White Cliffs") pipeline in July 2015. This is one of several agreements we have entered into to facilitate deliveries of a portion of our crude oil to the Cushing, Oklahoma market. In addition, we have signed a long-term agreement for gathering of crude oil at the wellhead by pipeline from several of our pads in the Wattenberg Field, with a view toward minimizing truck traffic, increasing reliability and reducing the overall physical footprint of our well pads. We began delivering crude oil into this pipeline during the fourth quarter of 2015 and the system was fully operational on certain wells in the first quarter of 2016. In the Utica Shale, crude oil and condensate is sold to local purchasers at each individual well site based on NYMEX pricing, adjusted for differentials, and is typically transported by the purchasers via truck to local refineries, rail facilities or barge loading terminals on the Ohio River.

Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price we receive for our natural gas produced in the Wattenberg Field is based on CIG and local utility prices, adjusted for certain deductions, while natural gas produced in the Utica Shale is based on TETCO M-2 pricing. We anticipate that the significant Appalachian pipeline differentials that impact our Utica Shale natural gas will continue through 2016.

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

Our crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. We use the "net-back" method of accounting for natural gas and NGLs, as well as the majority of our crude oil production, from the Wattenberg Field and for crude oil from the Utica Shale as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. We sell our commodities at the wellhead and collect a price and recognize revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. We use the "gross" method of accounting for Wattenberg Field crude oil delivered through the White Cliffs and Saddle Butte pipelines and for natural gas and NGLs sales related to production from the Utica Shale as the purchasers do not provide transportation, gathering or processing services. Under this method, we recognize revenues based on the gross selling price and recognize transportation, gathering and processing expenses. As a result of the White Cliffs and Saddle Butte agreements, during the three months ended March 31, 2016, our Wattenberg Field crude oil average sales price increased approximately $1.61 per barrel because we recognized the costs for transportation on the White Cliffs and Saddle Butte pipelines as an increase in transportation expense, rather than a deduction from revenues.

PDC ENERGY, INC.

Lease Operating Expenses

The $1.0 million decrease in lease operating expenses during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease of $1.9 million in environmental remediation and regulatory compliance projects, offset in part by an increase of $0.3 million in workover materials and $0.4 million in water hauling and leased generators.

Production Taxes

Production taxes are directly related to crude oil, natural gas and NGLs sales. The $0.2 million, or 5%, increase in production taxes for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was primarily related to the 2% increase in crude oil, natural gas and NGLs sales and higher production tax rates.

Transportation, Gathering and Processing Expenses

The $2.7 million increase during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was mainly attributable to oil transportation cost on the White Cliffs and Saddle Butte pipelines as we began delivering crude oil on these pipelines in July 2015 and December 2015, respectively. We expect to continue to incur these oil transportation costs pursuant to our long-term firm transportation agreement.

Commodity Price Risk Management, Net

We use various derivative instruments to manage fluctuations in natural gas and crude oil prices. We have in place a variety of collars, fixed-price swaps and basis swaps on a portion of our estimated natural gas and crude oil production. Because we sell all of our natural gas and crude oil production at prices similar to the indexes inherent in our derivative instruments, adjusted for certain fees and surcharges stipulated in the applicable sales agreements, we ultimately realize a price, before contract fees, related to our collars of no less than the floor and no more than the ceiling and, for our commodity swaps, we ultimately realize the fixed price related to our swaps, less deductions. See Note 4, Derivative Financial Instruments, to our condensed consolidated financial statements included elsewhere in this report for a detailed presentation of our derivative positions as of March 31, 2016.

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

PDC ENERGY, INC.

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Commodity price risk management gain, net:
Net settlements:
Crude oil	$53.3	$44.7
Natural gas	13.5	5.7
Total net settlements	66.8	50.4
Change in fair value of unsettled derivatives:
Reclassification of settlements included in prior period changes in fair value of derivatives	(58.9)	(43.9)
Crude oil fixed price swaps	(5.4)	29.6
Crude oil collars	1.2	9.0
Natural gas fixed price swaps	5.8	15.2
Natural gas basis swaps	(0.4)	0.6
Natural gas collars	2.0	5.8
Net change in fair value of unsettled derivatives	(55.7)	16.3
Total commodity price risk management gain, net	$11.1	$66.7

Impairment of Crude Oil and Natural Gas Properties

The following table sets forth the major components of our impairment of crude oil and natural gas properties expense:

	Three Months Ended March 31,
	2016	2015
	(in millions)

Impairment of proved properties	$0.9	$0.3
Amortization of individually insignificant unproved properties	0.1	2.5
Total impairment of crude oil and natural gas properties	$1.0	$2.8

Impairment of proved and unproved properties. Amounts represent the write-down of certain capitalized well costs on our Wattenberg Field properties as the expected development date for these locations are beyond the limits of the SEC five-year rule. Further deterioration of commodity prices could result in additional impairment charges to our crude oil and natural gas properties.

Amortization of individually insignificant unproved properties. Amounts relate to insignificant leases that were subject to amortization, primarily in the Utica Shale where we have altered drilling plans due to lower crude oil prices and, as a result, expect certain leases to expire. The carrying value of our Utica Shale leases decreased significantly due to an impairment in the third quarter of 2015, resulting in lower amortization during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and Administrative Expense

General and administrative expense increased $1.7 million to $22.8 million for the three months ended March 31, 2016 compared to $21.0 million for the three months ended March 31, 2015. The increase was primarily attributable to a $0.6 million increase in payroll and employee benefits, a $0.6 million increase in costs for legal and other professional services and a $0.4 million increase in the allowance for bad debt.

PDC ENERGY, INC.

Depreciation, Depletion and Amortization Expense

Crude oil and natural gas properties. DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $96.3 million for the three months ended March 31, 2016 compared to $54.8 million for the three months ended March 31, 2015. The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following (in millions):

Increase in production	$31.7
Increase in weighted-average depreciation, depletion and amortization rates	9.8
Total increase in DD&A expense related to crude oil and natural gas properties	$41.5

The following table presents our DD&A expense rates for crude oil and natural gas properties:

	Three Months Ended March 31,
Operating Region/Area	2016	2015
	(per Boe)
Wattenberg Field	$21.72	$19.81
Utica Shale	8.19	10.08
Total weighted-average	21.08	18.92

The increase in the weighted-average DD&A expense rate is a result of the decline in proved developed reserves in 2015 as compared to 2014.

Non-crude oil and natural gas properties. Depreciation expense for non-crude oil and natural gas properties was $1.1 million for each of the three months ended March 31, 2016 and 2015.

Provision for Uncollectible Notes Receivable

A provision for uncollectible notes receivable of $44.7 million was recorded during the three months ended March 31, 2016 to impair two third-party notes receivable whose collection is not reasonably assured. See Note 3, Fair Value of Financial Instruments - Notes Receivable, to our condensed consolidated financial statements included elsewhere in this report for additional information.

Provision for Income Taxes

See Note 6, Income Taxes, to the accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the changes in our effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The effective tax rate of 36.9% benefit on loss for the three months ended March 31, 2016 is based on forecasted pre-tax loss for the year adjusted for permanent differences. The forecasted full year effective tax rate has been applied to the quarter-to-date pre-tax loss resulting in a tax benefit for the period. Because the estimate of full-year income or loss may change from quarter to quarter, the effective tax rate for any particular quarter may not have a meaningful relationship to pre-tax income or loss for the quarter or the actual annual effective tax rate that is determined at the end of the year.

Net Income (Loss)/Adjusted Net Income (Loss)

Net loss for the three months ended March 31, 2016 was $71.5 million compared to net income of $17.1 million for the three months ended March 31, 2015. Adjusted net loss, a non-U.S. GAAP financial measure, was $37.0 million for the three months ended March 31, 2016 compared to adjusted net income of $7.0 million for the same prior year period. The quarter-over-quarter changes in net income (loss) are discussed above, with the most significant changes related to the decrease in commodity price risk management activity income and the increase in DD&A expense and provision for uncollectible notes receivable. These changes similarly impacted adjusted net income (loss), with the exception of the tax effected net change in fair value of unsettled derivatives. See Reconciliation of Non-U.S. GAAP Financial Measures, below, for a more detailed discussion of this non-U.S. GAAP financial measure.

Financial Condition, Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operating activities, our revolving credit facility, proceeds raised in debt and equity market transactions and asset sales. For the three months ended March 31, 2016, our primary sources of liquidity were the net proceeds received from the March 2016 public offering of our common stock of $296.6 million, and net cash flows from operating activities of $101.2 million. We used a portion of the net proceeds of the offering to repay all amounts then outstanding on our revolving credit facility and intend to use the remaining amounts to repay the principal amounts owed upon the maturity of the Convertible Notes in May 2016 and for general corporate purposes.

PDC ENERGY, INC.

Our primary source of cash flows from operating activities is the sale of crude oil, natural gas and NGLs. Fluctuations in our operating cash flows are substantially driven by commodity prices and changes in our production volumes. Commodity prices have historically been volatile and we manage this volatility through our use of derivative instruments. We enter into commodity derivative instruments with maturities of no greater than five years from the date of the instrument. For instruments that mature in three years or less, our debt covenants restrict us from entering into hedges that would exceed 85% of our expected future production from total proved reserves for such related time period (proved developed producing, proved developed non-producing and proved undeveloped). For instruments that mature later than three years, but no more than our designated maximum maturity, our debt covenants limit us from entering into hedges that would exceed 85% of our expected future production from proved developed producing properties during that time period. We may choose not to hedge the maximum amounts permitted under our covenants. Therefore, we may still have significant fluctuations in our cash flows from operating activities due to the remaining non-hedged portion of our future production. Given current commodity prices and our hedge position, we expect that positive net settlements on our derivative positions will continue to be a significant positive component of our 2016 cash flows from operations.

Our working capital fluctuates for various reasons, including, but not limited to, changes in the fair value of our commodity derivative instruments and changes in our cash and cash equivalents due to our practice of utilizing excess cash to reduce the outstanding borrowings under our revolving credit facility. At March 31, 2016, we had a working capital surplus of $239.9 million compared to a surplus of $30.7 million at December 31, 2015. The increase in working capital as of March 31, 2016 is primarily the result of the net proceeds from the March 2016 common stock offering, offset in part by the decrease in the fair value of unsettled derivatives.

In recent periods, including the three months ended March 31, 2016, we have been able to access borrowings under our revolving credit facility and to obtain proceeds from the issuance of securities. Accordingly, we ended March 2016 with cash and cash equivalents of $238.5 million and availability under our revolving credit facility of $438.3 million, for a total liquidity position of $676.8 million, compared to $402.2 million at December 31, 2015. These amounts exclude an additional $250 million available under our revolving credit facility, subject to certain terms and conditions of the agreement. The increase in liquidity of $274.6 million, or 68.3%, was primarily attributable to the net proceeds received from the March 2016 public offering of our common stock of $296.6 million, and net cash flows from operating activities of $101.2 million, offset in part by cash paid for capital expenditures of $122.8 million during the three months ended March 31, 2016. Our liquidity position is expected to be reduced by the cash payment of approximately $115 million upon the maturity of our Convertible Notes in May 2016. With our current derivative position, liquidity position and expected cash flows from operations, we believe that we have sufficient capital to fund our operations and planned drilling operations in 2016. We cannot, however, assure sources of capital available to us in the past will be available to us in the future.

In March 2015, we filed an automatic shelf registration statement on Form S-3 with the SEC. Effective upon filing, the shelf provides for the potential sale of an unspecified amount of debt securities, common stock or preferred stock, either separately or represented by depository shares, warrants or purchase contracts, as well as units that may include any of these securities or securities of other entities. The shelf registration statement is intended to allow us to be proactive in our ability to raise capital and to have the flexibility to raise such funds in one or more offerings should we perceive market conditions to be favorable. Pursuant to this shelf registration, we sold approximately four million shares of our common stock in March 2015 in an underwritten public offering at a price to us of $50.73 per share and approximately six million shares of our common stock in March 2016 in an underwritten public offering at a price to us of $50.11 per share.

Our revolving credit facility borrowing base is subject to a redetermination each May and November, based upon a quantification of our proved reserves at each June 30 and December 31, respectively. In September 2015, we completed the semi-annual redetermination of our revolving credit facility by the lenders, which resulted in the reaffirmation of our borrowing base at $700 million. The maturity date of the revolving credit facility is May 2020. However, we elected to maintain the aggregate commitment level at $450 million. We do not currently expect a material change in the borrowing base as a result of the upcoming May 2016 semi-annual redetermination. We had no outstanding balance on our revolving credit facility as of March 31, 2016. While we have added and expect to continue to add producing reserves through our drilling operations, the effect of any such reserve additions on our borrowing base could be offset by other factors including, among other things, a prolonged period of depressed commodity prices or regulatory pressure on lenders to reduce their exposure to exploration and production companies.

Our revolving credit facility contains financial maintenance covenants. The covenants require that we maintain: (i) total debt of less than 4.25 times the trailing 12 months earnings before interest, taxes, depreciation, depletion and amortization, change in fair value of unsettled derivatives, exploration expense, gains (losses) on sales of assets and other non-cash, extraordinary or non-recurring gains (losses) ("EBITDAX") and (ii) an adjusted current ratio of at least 1.0 to 1.0. Our adjusted current ratio is adjusted by eliminating the impact on our current assets and liabilities of recording the fair value of crude oil and natural gas derivative instruments. Additionally, available borrowings under our revolving credit facility are added to the current asset calculation and the current portion of our revolving credit facility debt is eliminated from the current liabilities calculation. At March 31, 2016, we were in compliance with all debt covenants with a 1.3 times debt to EBITDAX ratio and a 2.8 to 1.0 current ratio. We expect to remain in compliance throughout the next year.

The indenture governing our 7.75% senior notes due 2022 contains customary restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (a) incur additional debt, (b) make certain investments or pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock, (c) sell assets, including capital stock of our restricted subsidiaries, (d) restrict the payment of dividends or other payments by restricted subsidiaries to us, (e) create liens that secure debt, (f) enter into transactions with affiliates and (g) merge or consolidate with another company. At March 31, 2016, we were in compliance with all covenants and expect to remain in compliance throughout the next year.

PDC ENERGY, INC.

Pursuant to the indenture governing the Convertible Notes, the conversion rights on our Convertible Notes were triggered on November 15, 2015. We have elected to settle the $115 million principal amount of the notes in cash and settle the excess conversion value in shares, as well as cash in lieu of fractional shares. We intend to fund the cash settlement of any such conversion from net proceeds from the March 2016 public offering of our common stock. The “if-converted” value of the Convertible Notes as of March 31, 2016 exceeded the aggregate principal amount by approximately $46.2 million.

See Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, for our discussion of credit risk.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our derivative positions, operating costs and general and administrative expenses. Cash flows from operating activities increased by $19.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the increase in net settlements from our derivative positions of $16.4 million and the increase in changes in assets and liabilities of $2.3 million related to the timing of cash payments and receipts. The key components for the changes in our cash flows provided by operating activities are described in more detail in Results of Operations above.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased $17.0 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to the same factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted EBITDA, a non-U.S. GAAP financial measure, decreased by $29.4 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily the result of recording a provision for uncollectible notes receivable of $44.7 million, offset in part by the increase in net settlements from our derivative positions of $16.4 million. See Reconciliation of Non-U.S. GAAP Financial Measures, below, for a more detailed discussion of non-U.S. GAAP financial measures.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. During the three months ended March 31, 2016, our drilling program consisted of four drilling rigs operating in the horizontal Niobrara and Codell plays in our Wattenberg Field. Net cash used in investing activities of $122.7 million during the three months ended March 31, 2016 was primarily related to cash utilized for our drilling operations, including completion activities. For the full year 2016, we expect that our cash flows from operations will approximate our cash flows from investing activities.

Financing Activities. Net cash from financing activities for the three months ended March 31, 2016 increased by approximately $113.6 million compared to the three months ended March 31, 2015. Net cash from financing activities of $259.2 million for the three months ended March 31, 2016 was primarily related to the $296.6 million received from the issuance of our common stock in March 2016, partially offset by net payments of approximately $37.0 million to pay down amounts borrowed under our revolving credit facility.

Drilling Activity

The following table presents our net developmental drilling activity for the periods shown. Productive wells consist of wells spud, turned-in-line and producing during the period. In-process wells represent wells that have been spud, drilled or are waiting to be completed and/or for gas pipeline connection during the period.

	Net Drilling Activity
	Three Months Ended March 31,
	2016		2015
Operating Region/Area	Productive	In-Process	Productive	In-Process
Development Wells
Wattenberg Field, operated wells	24.9	58.0	13.1	52.1
Wattenberg Field, non-operated wells	1.5	5.5	2.5	6.4
Utica Shale	—	4.2	—	3.0
Total drilling activity	26.4	67.7	15.6	61.5

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K filed with the SEC on February 22, 2016.

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

PDC ENERGY, INC.

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

Adjusted EBITDA. We define adjusted EBITDA as net income (loss), plus loss on commodity derivatives, interest expense, net of interest income, income taxes, impairment of crude oil and natural gas properties, depreciation, depletion and amortization and accretion of asset retirement obligations, less gain on commodity derivatives and net settlements on commodity derivatives. Adjusted EBITDA is not a measure of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), and should not be considered an indicator of cash flows reported in accordance with U.S. GAAP. Adjusted EBITDA includes certain non-cash costs incurred by the Company and does not take into account changes in operating assets and liabilities. Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. We believe adjusted EBITDA is relevant because it is a measure of our operational and financial performance, as well as a measure of our liquidity, and is used by our management, investors, commercial banks, research analysts and others to analyze such things as:

•	operating performance and return on capital as compared to our peers;

•	financial performance of our assets and our valuation without regard to financing methods, capital structure or historical cost basis;

•	our ability to generate sufficient cash to service our debt obligations; and

•	the viability of acquisition opportunities and capital expenditure projects, including the related rate of return.

PDC ENERGY, INC.

The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Adjusted cash flows from operations:
Adjusted cash flows from operations	$91.0	$74.0
Changes in assets and liabilities	10.2	7.9
Net cash from operating activities	$101.2	$81.9

Adjusted net income (loss):
Adjusted net income (loss)	$(37.0)	$7.0
Gain on commodity derivative instruments	11.1	66.7
Net settlements on commodity derivative instruments	(66.8)	(50.4)
Tax effect of above adjustments	21.2	(6.2)
Net income (loss)	$(71.5)	$17.1

Adjusted EBITDA to net income (loss):
Adjusted EBITDA	$52.9	$82.3
Gain on commodity derivative instruments	11.1	66.7
Net settlements on commodity derivative instruments	(66.8)	(50.4)
Interest expense, net	(10.3)	(10.6)
Income tax provision	41.8	(10.7)
Impairment of crude oil and natural gas properties	(1.0)	(2.8)
Depreciation, depletion and amortization	(97.4)	(55.8)
Accretion of asset retirement obligations	(1.8)	(1.6)
Net income (loss)	$(71.5)	$17.1

Adjusted EBITDA to net cash from operating activities:
Adjusted EBITDA	$52.9	$82.3
Interest expense, net	(10.3)	(10.6)
Stock-based compensation	4.7	4.4
Amortization of debt discount and issuance costs	1.8	1.8
Gain on sale of properties and equipment	(0.1)	—
Other	42.0	(3.9)
Changes in assets and liabilities	10.2	7.9
Net cash from operating activities	$101.2	$81.9

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

As of March 31, 2016, our interest-bearing deposit accounts included money market accounts, certificates of deposit and checking and savings accounts with various banks. The amount of our interest-bearing cash, cash equivalents and restricted cash as of March 31, 2016 was $200.3 million with a weighted-average interest rate of 0.2%. Based on a sensitivity analysis of our interest-bearing deposits as of March 31, 2016, we estimate that a 1% increase in interest rates would increase interest income for the three months ended March 31, 2016 by approximately $0.5 million.

As of March 31, 2016, we had no outstanding balance on our revolving credit facility.

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

The following table presents our derivative positions related to crude oil and natural gas sales in effect as of March 31, 2016:

	Collars			Fixed-Price Swaps		Basis Protection Swaps
Commodity/ Index/ Maturity Period	Quantity (Gas - BBtu (1) Oil - MBbls)	Weighted-Average Contract Price		Quantity (Gas - BBtu (1) Oil - MBbls)	Weighted- Average Contract Price	Quantity (BBtu) (1)	Weighted- Average Contract Price	Fair Value March 31, 2016 (2) (in millions)
		Floors	Ceilings
Natural Gas
NYMEX
2016	5,070.0	$3.87	$4.22	19,440.0	$3.74	20,703.2	$(0.29)	$36.6
2017	7,920.0	3.59	4.13	24,590.0	3.62	12,000.0	(0.28)	27.0
2018	1,230.0	3.00	3.67	17,430.0	3.00	—	—	2.7

Total Natural Gas	14,220.0			61,460.0		32,703.2		66.3

Crude Oil
NYMEX
2016	1,305.0	77.59	97.55	2,790.0	72.21	—	—	131.1
2017	960.0	54.06	73.77	3,004.0	44.92	—	—	11.5
2018	504.0	40.00	49.90	504.0	47.08	—	—	(0.9)

Total Crude Oil	2,769.0			6,298.0		—		141.7
Total Natural Gas and Crude Oil								$208.0

____________

(1)	A standard unit of measurement for natural gas (one BBtu equals one MMcf).

(2)
Approximately 33.9% of the fair value of our derivative assets and 9.2% of the fair value of our derivative liabilities were measured using significant unobservable inputs (Level 3). See Note 3, Fair Value Measurements, to the condensed consolidated financial statements included elsewhere in this report.

PDC ENERGY, INC.

The following table presents average NYMEX and CIG closing prices for crude oil and natural gas for the periods identified, as well as average sales prices we realized for our crude oil, natural gas and NGLs production:

	Three Months Ended	Year Ended
	March 31, 2016	December 31, 2015
Average Index Closing Price:
Crude oil (per Bbl)
NYMEX	$33.45	$48.80
Natural gas (per MMBtu)
NYMEX	$2.09	$2.66
CIG	1.79	2.44
TETCO M-2 (1)	1.20	1.49

Average Sales Price Realized:
Excluding net settlements on derivatives
Crude oil (per Bbl)	$28.29	$40.14
Natural gas (per Mcf)	1.39	2.04
NGLs (per Bbl)	7.37	10.72
_____________
(1) TETCO M-2 is an index price upon which a majority of our natural gas produced in the Utica Shale is sold.

Based on a sensitivity analysis as of March 31, 2016, it was estimated that a 10% increase in natural gas and crude oil prices, inclusive of basis, over the entire period for which we have derivatives in place, would have resulted in a decrease in the fair value of our derivative positions of $55.1 million, whereas a 10% decrease in prices would have resulted in an increase in fair value of $55.4 million.

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

Our Oil and Gas Exploration and Production segment's crude oil, natural gas and NGLs sales are concentrated with a few predominately large customers. This concentrates our credit risk exposure with a small number of large customers. Amounts due to our Gas Marketing segment are from a diverse group of entities, including major upstream and midstream energy companies, financial institutions and end-users in various industries. As commodity prices continue to remain depressed, certain customers under our Gas Marketing segment have begun and continue to experience financial distress, which has led to certain contractual defaults. To date, we have had no material counterparty default losses relating to customers in either segment.

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

Disclosure of Limitations

Because the information above included only those exposures that existed at March 31, 2016, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time, and interest rates and commodity prices at the time.

PDC ENERGY, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, we made no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 10, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A. RISK FACTORS

We face many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A, Risk Factors, of our 2015 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

January 1 - 31, 2016	22,928	$51.55
February 1 - 29, 2016	—	—
March 1 - 31, 2016	653	56.48
Total first quarter purchases	23,581	51.69

__________

(1)	Purchases primarily represent shares purchased from employees for the payment of their tax liabilities related to the vesting of securities issued pursuant to our stock-based compensation plans.

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

PDC Energy, Inc.
(Registrant)

Date: May 6, 2016	/s/ Barton R. Brookman
Barton R. Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ Gysle R. Shellum
Gysle R. Shellum
Chief Financial Officer
(principal financial officer)

/s/ R. Scott Meyers
R. Scott Meyers
Chief Accounting Officer
(principal accounting officer)