Form 10-Q
period 2016-09-30
PDC ENERGY, INC.
filed 2016-11-03
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,266,147 shares of the Company's Common Stock ($0.01 par value) were outstanding as of October 17, 2016.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical facts included in and incorporated by reference into this report are "forward-looking statements" within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: the closing of pending transactions and the effects of such transactions, including the fact that the pending Delaware Basin acquisition is subject to continuing diligence between the parties and accordingly, may not occur within the expected timeframe or at all; estimated future production (including the components of such production), sales, expenses, cash flows, liquidity and balance sheet attributes; estimated crude oil, natural gas and natural gas liquids (“NGLs”) reserves; the impact of prolonged depressed commodity prices, including potentially reduced production and associated cash flow; anticipated capital projects, expenditures and opportunities; expected capital budget allocations; our operational flexibility and ability to revise our development plan, either upward or downward; availability of sufficient funding and liquidity for our capital program and sources of that funding; expected positive net settlements on derivatives for the remainder of 2016; that we expect quarter-over-quarter production growth; future exploration, drilling and development activities, including non-operated activity, the number of drilling rigs we expect to run and lateral lengths of wells, including the number of rigs we expect to run in 2017 in the Delaware Basin; expected 2016 production and cash flow ranges and timing of turn-in-lines; our evaluation method of our customers' and derivative counterparties' credit risk; effectiveness of our derivative program in providing a degree of price stability; potential for future impairments; expected sustained relief of gathering system pressure; compliance with debt covenants; impact of litigation on our results of operations and financial position; that we do not expect to pay dividends in the foreseeable future; and our future strategies, plans and objectives.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,197,692	$850
Accounts receivable, net	99,895	104,274
Fair value of derivatives	65,604	221,659
Prepaid expenses and other current assets	4,854	5,266
Total current assets	1,368,045	332,049
Properties and equipment, net	1,932,274	1,940,552
Fair value of derivatives	8,423	44,387
Other assets	108,538	53,555
Total Assets	$3,417,280	$2,370,543

Liabilities and Shareholders' Equity
Liabilities
Current liabilities:
Accounts payable	$62,350	$92,613
Production tax liability	22,141	26,524
Fair value of derivatives	22,563	1,595
Funds held for distribution	51,107	29,894
Current portion of long-term debt	—	112,940
Accrued interest payable	19,364	9,057
Other accrued expenses	41,756	28,709
Total current liabilities	219,281	301,332
Long-term debt	1,041,575	529,437
Deferred income taxes	44,340	143,452
Asset retirement obligation	82,509	84,032
Fair value of derivatives	17,885	695
Other liabilities	25,630	24,398
Total liabilities	1,431,220	1,083,346

Commitments and contingent liabilities

Shareholders' equity
Preferred shares - par value $0.01 per share, 50,000,000 shares authorized, none issued	—	—
Common shares - par value $0.01 per share, 150,000,000 authorized, 56,280,544 and 40,174,776 issued as of September 30, 2016 and December 31, 2015, respectively	563	402
Additional paid-in capital	1,796,664	907,382
Retained earnings	190,133	380,422
Treasury shares - at cost, 25,854 and 20,220 as of September 30, 2016 and December 31, 2015, respectively	(1,300)	(1,009)
Total shareholders' equity	1,986,060	1,287,197
Total Liabilities and Shareholders' Equity	$3,417,280	$2,370,543

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Crude oil, natural gas and NGLs sales	$141,805	$104,483	$328,013	$275,520
Sales from natural gas marketing	2,678	2,580	6,728	8,336
Commodity price risk management gain (loss), net	19,397	123,549	(62,348)	141,170
Well operations, pipeline income and other	10	488	2,425	1,666
Total revenues	163,890	231,100	274,818	426,692
Costs, expenses and other
Lease operating expenses	14,001	13,825	43,006	42,749
Production taxes	9,568	5,476	19,682	13,206
Transportation, gathering and processing expenses	5,048	3,938	13,554	6,584
Cost of natural gas marketing	3,092	2,781	7,795	8,875
Exploration expense	241	252	688	812
Impairment of properties and equipment	933	154,031	6,104	161,207
General and administrative expense	32,510	20,277	78,868	62,050
Depreciation, depletion and amortization	112,927	80,947	317,329	206,873
Provision for uncollectible notes receivable	(700)	—	44,038	—
Accretion of asset retirement obligations	1,777	1,594	5,400	4,742
Gain on sale of properties and equipment	(219)	(74)	(43)	(302)
Total cost, expenses and other	179,178	283,047	536,421	506,796
Loss from operations	(15,288)	(51,947)	(261,603)	(80,104)
Interest expense	(20,193)	(12,092)	(42,759)	(35,384)
Interest income	140	1,378	1,875	3,626
Loss before income taxes	(35,341)	(62,661)	(302,487)	(111,862)
Provision for income taxes	12,032	21,167	112,198	40,560
Net loss	$(23,309)	$(41,494)	$(190,289)	$(71,302)

Earnings per share:
Basic	$(0.48)	$(1.04)	$(4.16)	$(1.84)
Diluted	$(0.48)	$(1.04)	$(4.16)	$(1.84)

Weighted-average common shares outstanding:
Basic	48,839	40,085	45,741	38,837
Diluted	48,839	40,085	45,741	38,837

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(190,289)	$(71,302)
Adjustments to net loss to reconcile to net cash from operating activities:
Net change in fair value of unsettled derivatives	230,177	21,322
Depreciation, depletion and amortization	317,329	206,873
Provision for uncollectible notes receivable	44,038	—
Impairment of properties and equipment	6,104	161,207
Accretion of asset retirement obligation	5,400	4,742
Stock-based compensation	15,205	14,278
Gain on sale of properties and equipment	(43)	(302)
Amortization of debt discount and issuance costs	12,951	5,308
Deferred income taxes	(114,136)	(44,770)
Non-cash interest income	(1,194)	(3,624)
Other	668	(174)
Changes in assets and liabilities	34,621	(10,552)
Net cash from operating activities	360,831	283,006
Cash flows from investing activities:
Capital expenditures	(353,722)	(489,036)
Acquisition of crude oil and natural gas properties	(100,000)	—
Proceeds from sale of properties and equipment	4,945	319
Net cash from investing activities	(448,777)	(488,717)
Cash flows from financing activities:
Proceeds from sale of equity, net of issuance cost	855,072	202,851
Proceeds from senior notes	392,250	—
Proceeds from convertible senior notes	193,979	—
Proceeds from revolving credit facility	85,000	325,000
Repayment of revolving credit facility	(122,000)	(331,000)
Redemption of convertible notes	(115,000)	—
Other	(4,513)	(3,516)
Net cash from financing activities	1,284,788	193,335
Net change in cash and cash equivalents	1,196,842	(12,376)
Cash and cash equivalents, beginning of period	850	16,066
Cash and cash equivalents, end of period	$1,197,692	$3,690

Supplemental cash flow information:
Cash payments for:
Interest, net of capitalized interest	$22,975	$23,467
Income taxes	167	9,936
Non-cash investing and financing activities:
Change in accounts payable related to purchases of properties and equipment	$(31,497)	$(68,529)
Change in asset retirement obligation, with a corresponding change to crude oil and natural gas properties, net of disposals	1,137	1,642
Purchase of properties and equipment under capital leases	1,231	1,479

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Equity
(unaudited; in thousands, except share and per share data)

Nine Months Ended September 30,	2016	2015
Common shares, issued:
Shares beginning of period	40,174,776	35,927,985
Shares issued pursuant to sale of equity	15,799,906	4,002,000
Exercise of stock options	46,084	—
Issuance of stock awards, net of forfeitures	259,778	191,623
Shares end of period	56,280,544	40,121,608
Treasury shares:
Shares beginning of period	20,220	21,643
Purchase of treasury shares	90,695	93,898
Issuance of treasury shares	(91,895)	(97,995)
Non-employee directors' deferred compensation plan	6,834	4,872
Shares end of period	25,854	22,418
Common shares outstanding	56,254,690	40,099,190

Equity:
Shareholders' equity
Preferred shares, par value $0.01 per share:
Balance beginning and end of period	$—	$—
Common shares, par value $0.01 per share:
Balance beginning of period	402	359
Shares issued pursuant to sale of equity and note conversion	158	40
Issuance of stock awards, net of forfeitures	3	2
Balance end of period	563	401
Additional paid-in capital:
Balance beginning of period	907,383	689,209
Convertible debt discount, net of issuance costs and tax	23,264	—
Proceeds from sale of equity, net of issuance costs	854,932	202,811
Stock-based compensation expense	15,202	14,419
Issuance of treasury shares	(5,180)	(4,633)
Tax impact of stock-based compensation	1,063	1,232
Balance end of period	1,796,664	903,038
Retained earnings:
Balance beginning of period	380,422	448,702
Net loss	(190,289)	(71,302)
Balance end of period	190,133	377,400
Treasury shares, at cost:
Balance beginning of period	(1,009)	(911)
Purchase of treasury shares	(5,106)	(4,575)
Issuance of treasury shares	5,179	4,632
Non-employee directors' deferred compensation plan	(364)	(249)
Balance end of period	(1,300)	(1,103)
Total shareholders' equity	$1,986,060	$1,279,736

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. (the "Company," "we," "us," or "our") is a domestic independent exploration and production company that produces, develops, acquires and explores for crude oil, natural gas and NGLs, with primary operations in the Wattenberg Field in Colorado and the Utica Shale in southeastern Ohio. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Ohio operations are focused in the Utica Shale play. In addition, we currently have a pending acquisition in the Delaware Basin in Texas. See Note 6, Pending Acquisition. As of September 30, 2016, we owned an interest in approximately 3,000 gross wells. We are engaged in two business segments: Oil and Gas Exploration and Production and Gas Marketing.

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

In our opinion, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2015 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2015 Form 10-K. Our results of operations and cash flows for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

after December 15, 2016, and interim periods within those years, with early adoption permitted. We expect to adopt this standard in the fourth quarter of 2016. Adoption of this standard is not expected to have a significant impact on our condensed consolidated financial statements.

In August 2016, the FASB issued an accounting update on statements of cash flows to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact these changes may have on our condensed consolidated financial statements.

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
September 30, 2016
(unaudited)

Our fixed-price swaps, basis swaps and physical purchases are included in Level 2 and our collars and physical sales are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	September 30, 2016			December 31, 2015
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Commodity-based derivative contracts	$49,021	$24,582	$73,603	$174,657	$91,288	$265,945
Basis protection derivative contracts	424	—	424	101	—	101
Total assets	49,445	24,582	74,027	174,758	91,288	266,046
Liabilities:
Commodity-based derivative contracts	30,917	8,650	39,567	738	—	738
Basis protection derivative contracts	881	—	881	1,552	—	1,552
Total liabilities	31,798	8,650	40,448	2,290	—	2,290
Net asset	$17,647	$15,932	$33,579	$172,468	$91,288	$263,756

The following table presents a reconciliation of our Level 3 assets measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fair value, net asset beginning of period	$27,285	$58,256	$91,288	$62,356
Changes in fair value included in condensed consolidated statement of operations line item:
Commodity price risk management gain (loss), net	4,234	38,085	(16,023)	42,525
Sales from natural gas marketing	—	51	(20)	51
Settlements included in statement of operations line items:
Commodity price risk management gain (loss), net	(15,587)	(12,530)	(59,243)	(21,063)
Sales from natural gas marketing	—	—	(70)	(7)
Fair value, net asset end of period	$15,932	$83,862	$15,932	$83,862

Net change in fair value of unsettled derivatives included in condensed consolidated statement of operations line item:
Commodity price risk management gain (loss), net	$(2,240)	$34,564	$(8,273)	$31,794

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The liability associated with our non-qualified deferred compensation plan for non-employee directors may be settled in cash or shares of our common stock. The carrying value of this obligation is based on the quoted market price of our common stock, which is a Level 1 input. The liability related to this plan, which was included in other liabilities on the condensed consolidated balance sheets, was immaterial as of September 30, 2016 and December 31, 2015.

The portion of our long-term debt related to our revolving credit facility approximates fair value due to the variable nature of related interest rates. We have not elected to account for the portion of our debt related to our senior notes under the fair value option; however, as of September 30, 2016, we estimate the fair value of the portion of our long-term debt related to our 1.125% senior notes due 2021 to be $214.8 million, or 107.4% of par value, 6.125% senior notes due 2024 to be $415.6 million, or 103.9% of par value, and 7.75% senior notes due 2022 to be $530.3 million, or 106.1% of par value. We determined these valuations based upon measurements of trading activity and broker and/or dealer quotes, respectively, which are published market prices, and therefore are Level 2 inputs.

The carrying value of our capital lease obligations approximates fair value due to the variable nature of the imputed interest rates and the duration of the related vehicle lease.

Concentration of Risk

Derivative Counterparties. Our derivative arrangements expose us to credit risk of nonperformance by our counterparties. We primarily use financial institutions who are also lenders under our revolving credit facility as counterparties to our derivative contracts. To date, we have had no counterparty default losses relating to our derivative arrangements. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our counterparties on the fair value of our derivative instruments was not significant at September 30, 2016, taking into account the estimated likelihood of nonperformance.

The following table presents the counterparties that expose us to credit risk as of September 30, 2016 with regard to our derivative assets:

Counterparty Name	Fair Value of Derivative Assets
(in thousands)
Canadian Imperial Bank of Commerce (1)	$21,343
JP Morgan Chase Bank, N.A (1)	17,929
Bank of Nova Scotia (1)	15,166
Wells Fargo Bank, N.A. (1)	9,891
NATIXIS (1)	7,171
Other lenders in our revolving credit facility	2,491
Various (2)	36
Total	$74,027

__________
(1)Major lender in our revolving credit facility. See Note 8, Long-Term Debt.
(2)Represents a total of two counterparties.

Cash and Cash Equivalents. We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as substantially all of our deposits held in financial institutions were in excess of the FDIC insurance limits at September 30, 2016. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are creditworthy.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Notes Receivable. The following table presents information regarding a note receivable outstanding as of September 30, 2016:

Amount
(in thousands)
Note receivable:
Principal outstanding, December 31, 2015	$43,069
Paid-in-kind interest	969
Principal outstanding, September 30, 2016	44,038
Allowance for uncollectible notes receivable	(44,038)
Note receivable, net	$—

In October 2014, we sold our entire 50% ownership interest in PDCM to an unrelated third-party. As part of the consideration, we received a promissory note (the “Note”) for a principal sum of $39 million, bearing interest at varying rates beginning at 8%, and increasing annually. Pursuant to the Note agreement, interest is payable quarterly, in arrears, commencing in December 2014 and continuing on the last business day of each fiscal quarter thereafter. At the option of the issuer of the Note, an unrelated third-party, interest can be paid-in-kind (the “PIK Interest”) and any such PIK Interest will be added to the outstanding principal amount of the Note. As of September 30, 2016, the issuer of the Note had elected the PIK Interest option. The principal and any unpaid interest is due and payable in full in September 2020 and can be prepaid in whole or in part at any time without premium or penalty. If an event of default occurs under the Note agreement, the Note must be repaid prior to maturity. Legally, the Note is secured by a pledge of stock in certain subsidiaries of the unrelated third-party, debt securities and other assets; however, we believe that collection of the Note is not reasonably assured.

On a quarterly basis, we examine the Note for evidence of impairment, evaluating factors such as the creditworthiness of the issuer of the Note and the value of the underlying assets that secure the Note. We performed our quarterly evaluation and cash flow analysis as of March 31, 2016 and, based upon the unaudited year-end financial statements and reserve report of the issuer of the Note received by us in late March 2016 and existing market conditions, determined that collection of the Note and PIK Interest was not reasonably assured. As a result, we recognized a provision and recorded an allowance for uncollectible notes receivable for the $44 million outstanding balance as of March 31, 2016, which was included in the condensed consolidated balance sheet line item other assets. As of September 30, 2016, there has been no change to our assessment of the collectibility of the note or related interest since March 31, 2016. Commencing in the second quarter of 2016, we ceased recognizing interest income on the Note and are accounting for the Note under the cash basis method.

Under the effective interest method, we recognized $1.2 million of interest income related to the Note for the three months ended March 31, 2016, of which $1 million was PIK Interest, and we recognized $1.1 million and $3.4 million of interest income related to the Note for the three and nine months ended September 30, 2015, respectively, of which $0.8 million and $2.4 million, respectively, was PIK Interest.

Additionally, during the three months ended March 31, 2016, we recorded a $0.7 million provision and allowance for uncollectible notes receivable to impair a promissory note related to a previous divestiture as collection of the promissory note was not reasonably assured based on the analysis we performed as of March 31, 2016. In August 2016, we collected the $0.7 million promissory note and reversed the related provision and allowance for uncollectible notes receivable during the three months ended September 30, 2016.

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

We believe our derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. As of September 30, 2016, we had derivative instruments, which were comprised of collars, fixed-price swaps, basis protection swaps and physical sales and purchases, in place for a portion of our anticipated production through 2018 for a total of 90,425 BBtu of natural gas and

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

8,857 MBbls of crude oil. The majority of our derivative contracts are entered into at no cost to us as we hedge our anticipated production at the then-prevailing commodity market prices.

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

The following table presents the balance sheet location and fair value amounts of our derivative instruments on the condensed consolidated balance sheets:

			Fair Value
Derivative instruments:		Condensed Consolidated Balance sheet line item	September 30, 2016	December 31, 2015
			(in thousands)
Derivative assets:	Current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	$65,191	$221,161
	Related to natural gas marketing	Fair value of derivatives	270	441
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	143	57
			65,604	221,659
	Non-current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	8,122	44,292
	Related to natural gas marketing	Fair value of derivatives	20	51
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	281	44
			8,423	44,387
Total derivative assets			$74,027	$266,046

Derivative liabilities:	Current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	$21,639	$—
	Related to natural gas marketing	Fair value of derivatives	221	417
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	703	1,178
			22,563	1,595
	Non-current
	Commodity contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	17,698	275
	Related to natural gas marketing	Fair value of derivatives	9	46
	Basis protection contracts
	Related to crude oil and natural gas sales	Fair value of derivatives	178	374
			17,885	695
Total derivative liabilities			$40,448	$2,290

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed consolidated statement of operations line item	2016	2015	2016	2015
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$47,728	$67,993	$167,859	$162,454
Net change in fair value of unsettled derivatives	(28,331)	55,556	(230,207)	(21,284)
Total commodity price risk management gain (loss), net	$19,397	$123,549	$(62,348)	$141,170
Sales from natural gas marketing
Net settlements	$122	$165	$420	$561
Net change in fair value of unsettled derivatives	255	(5)	(263)	(298)
Total sales from natural gas marketing	$377	$160	$157	$263
Cost of natural gas marketing
Net settlements	$(103)	$(157)	$(380)	$(531)
Net change in fair value of unsettled derivatives	(277)	(5)	293	260
Total cost of natural gas marketing	$(380)	$(162)	$(87)	$(271)

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

The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

As of September 30, 2016	Derivative instruments, recorded in condensed consolidated balance sheet, gross	Effect of master netting agreements	Derivative instruments, net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$74,027	$(22,520)	$51,507

Liability derivatives:
Derivative instruments, at fair value	$40,448	$(22,520)	$17,928

As of December 31, 2015	Derivative instruments, recorded in condensed consolidated balance sheet, gross	Effect of master netting agreements	Derivative instruments, net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$266,046	$(1,921)	$264,125

Liability derivatives:
Derivative instruments, at fair value	$2,290	$(1,921)	$369

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

NOTE 5 - PROPERTIES AND EQUIPMENT

The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization ("DD&A"):

	September 30, 2016	December 31, 2015
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$3,183,772	$2,881,189
Unproved	61,838	60,498
Total crude oil and natural gas properties	3,245,610	2,941,687
Equipment and other	31,410	30,098
Land and buildings	10,900	12,667
Construction in progress	107,794	113,115
Properties and equipment, at cost	3,395,714	3,097,567
Accumulated DD&A	(1,463,440)	(1,157,015)
Properties and equipment, net	$1,932,274	$1,940,552

In September 2016, we closed on an acreage exchange transaction with Noble Energy, Inc. and certain of its subsidiaries ("Noble") to consolidate certain acreage positions in the core area of the Wattenberg Field. Pursuant to the transaction, we exchanged leasehold acreage and, to a lesser extent, interests in certain development wells. Upon closing, we received approximately 13,500 net acres in exchange for approximately 11,700 net acres, with no cash exchanged between the parties.

The following table presents impairment charges recorded for crude oil and natural gas properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Impairment of proved and unproved properties	$338	$150,840	$2,391	$152,764
Amortization of individually insignificant unproved properties	595	3,191	681	8,443
Impairment of crude oil and natural gas properties	933	154,031	3,072	161,207
Land and buildings	—	—	3,032	—
Impairment of properties and equipment	$933	$154,031	$6,104	$161,207

NOTE 6 - PENDING ACQUISITION
In August 2016, we entered into acquisition agreements to purchase Arris Petroleum Corporation (“Arris”) and the assets of 299 Resources, LLC, 299 Production, LLC and 299 Pipeline, LLC (collectively, “299 Sellers”) pursuant to which, and subject to the terms and conditions of those agreements, we have agreed to acquire an aggregate of approximately 57,000 net acres, approximately 30 wells and other related midstream infrastructure in Reeves and Culberson Counties, Texas, for an aggregate consideration to Arris and 299 Sellers of approximately $915 million in cash and approximately 9.4 million shares of our common stock (valued at approximately $590 million at the time the acquisition agreements were executed), subject to certain adjustments, and ongoing due diligence (the "Delaware Basin Acquisition"). The acquisition agreements allow the sellers to include a specified amount of additional leases in the transaction, which would increase the purchase price. Upon executing the acquisition agreements, we paid a $100 million deposit toward the cash portion of the purchase price into an escrow account, which is included in other assets in our September 30, 2016 condensed consolidated balance sheet. In some circumstances set forth in the acquisition agreements, we could be required to forfeit the $100 million deposit. The acquisition is expected to close in December 2016; however, there can be no assurance that conditions to closing will be satisfied.
In order to fund the cash portion of the Delaware Basin Acquisition, we completed a public offering of shares of our common stock, a public offering of convertible senior notes and a private offering of senior notes in September 2016. See Note 8, Long-Term Debt, and Note 12, Common Stock, for further information. Prior to the September 2016 issuances of common stock, convertible senior notes and senior notes, we entered into a commitment letter with JPMorgan Chase Bank, N.A. (“JPMorgan”), for short-term bridge financing of the Delaware Basin Acquisition. The commitment letter contemplated, among other things, (i) a senior unsecured bridge loan to us in an aggregate principal amount not to exceed $600 million, to be drawn, if at all, at the closing of the Delaware Basin Acquisition, (ii) a $250 million increase in the commitments under our existing revolving credit facility and (iii) certain related proposed amendments and waivers to our existing credit facility agreement. Upon issuance of the common stock, convertible senior notes and senior notes, the bridge loan commitment was terminated. Upon closing of

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

the Delaware Basin Acquisition, we will be required to pay approximately $9 million in fees related to the bridge loan commitment, approximately $6 million in fees related to the increase in commitments under the revolving credit facility and approximately $10 million in other direct acquisition-related costs. During the three months ended September 30, 2016, we recorded charges for the bridge loan fees and the other direct acquisition-related costs. The $9 million charge for fees related to the bridge loan commitment is included in interest expense and the $10 million charge for other direct acquisition-related costs is included in general and administrative expenses. The liabilities associated with both amounts are included in other accrued expenses on our condensed consolidated balance sheet as of September 30, 2016.
NOTE 7 - INCOME TAXES

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

The effective tax rate for the three and nine months ended September 30, 2016 was a 34.0% and 37.1% benefit on loss compared to a 33.8% and 36.3% benefit on loss for the three and nine months ended September 30, 2015. The effective tax rate for the three and nine months ended September 30, 2016 is based upon a full year forecasted tax benefit on loss and is greater than the statutory federal tax rate, primarily due to state taxes, partially offset by nondeductible officers’ compensation and nondeductible lobbying expenses. The effective tax rate for the three and nine months ended September 30, 2015 differs from the statutory rate primarily due to state taxes and percentage depletion, partially offset by nondeductible officers' compensation. There were no significant discrete tax items recorded during the three and nine months ended September 30, 2016 or September 30, 2015.

As of September 30, 2016, there is no liability for unrecognized tax benefits. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. We continue to voluntarily participate in the Internal Revenue Service's ("IRS") Compliance Assurance Program ("CAP") for the 2015 and 2016 tax years. With respect to the 2014 tax year, we have agreed to a post filing adjustment with the IRS which resulted in an immaterial tax payment for the 2014 tax year. The IRS has fully accepted the 2014 federal return, as adjusted. The IRS has partially accepted our recently filed 2015 return that is now going through the IRS CAP post-filing review process.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following as of:

	September 30, 2016	December 31, 2015
	(in thousands)
Senior notes:
1.125% Convertible senior notes due 2021:
Principal amount	$200,000	$—
Unamortized discount	(39,199)	—
Unamortized debt issuance costs	(4,793)	—
1.125% Convertible senior notes due 2021, net of unamortized discount and debt issuance costs	156,008	—

6.125% Senior notes due 2024:
Principal amount	400,000	—
Unamortized debt issuance costs	(7,710)	—
6.125% Senior notes due 2024, net of unamortized debt issuance costs	392,290	—

7.75% Senior notes due 2022:
Principal amount	500,000	500,000
Unamortized debt issuance costs	(6,723)	(7,563)
7.75% Senior notes due 2022, net of unamortized debt issuance costs	493,277	492,437

3.25% Convertible senior notes due 2016:
Principal amount	—	115,000
Unamortized discount	—	(1,852)
Unamortized debt issuance costs	—	(208)
3.25% Convertible senior notes due 2016, net of unamortized discount and debt issuance costs	—	112,940
Total senior notes	1,041,575	605,377

Revolving credit facility	—	37,000
Total debt, net of unamortized discount and debt issuance costs	1,041,575	642,377
Less current portion of long-term debt	—	112,940
Long-term debt	$1,041,575	$529,437

Senior Notes

1.125% Convertible Senior Notes Due 2021. In September 2016, we issued $200 million of 1.125% convertible senior notes due 2021 (the "2021 Convertible Notes") in a public offering. The 2021 Convertible Notes are governed by an indenture dated September 14, 2016 between us and the U.S. Bank National Association, as trustee. The maturity for the payment of principal is September 15, 2021. Interest at the rate of 1.125% per year is payable in cash semiannually in arrears on each March 15 and September 15, commencing on March 15, 2017. The 2021 Convertible Notes are senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2021 Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our non-guarantor subsidiaries. The proceeds from the issuance of the 2021 Convertible Notes, after deducting offering expenses and underwriting discounts, are expected to be used to fund a portion of the purchase price of the Delaware Basin Acquisition (see Note 6, Pending Acquisition), to pay related fees and expenses and for general corporate purposes.

The 2021 Convertible Notes are convertible prior to March 15, 2021 only upon specified events and during specified periods and, thereafter, at any time, in each case at an initial conversion rate of 11.7113 per $1,000 principal amount of the 2021 Convertible Notes, which is equal to an initial conversion price of approximately $85.39 per share. The conversion rate is subject to adjustment upon certain events. Upon

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

conversion, the 2021 Convertible Notes may be settled, at our election, in shares of our common stock, cash or a combination of cash and shares of our common stock. We have initially elected a combination settlement method to satisfy our conversion obligation, which allows us to settle the principal amount of the 2021 Convertible Notes in cash and to settle the excess conversion value, if any, in shares, as well as cash in lieu of fractional shares.

We may not redeem the 2021 Convertible Notes prior to their maturity date. If we undergo a fundamental change, as defined in the indenture for the 2021 Convertible Notes, subject to certain conditions, holders of the 2021 Convertible Notes may require us to repurchase all or part of the 2021 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2021 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the 2021 Convertible Notes becoming convertible.

We allocated the gross proceeds of the 2021 Convertible Notes between the liability and equity components of the debt. The initial $160.5 million million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day we issued the 2021 Convertible Notes. The initial $39.5 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the 2021 Convertible Notes. Approximately $4.8 million in costs associated with the issuance of the 2021 Convertible Notes have been capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes using the effective interest method. As of September 30, 2016, the unamortized debt discount will be amortized over the remaining contractual term to maturity of the 2021 Convertible Notes using an effective interest rate of 5.8%. Based upon a September 30, 2016 stock price of $67.06 per share, the “if-converted” value of the 2021 Convertible Notes did not exceed the principal amount.

6.125% Senior Notes Due 2024. In September 2016, we issued $400 million aggregate principal amount of 6.125% senior notes due September 15, 2024 (the “2024 Senior Notes”) in a private placement. The proceeds from the issuance of the 2024 Senior Notes, after deducting offering expenses and underwriting discounts, are expected to be used to fund a portion of the purchase price of the Delaware Basin Acquisition (see Note 6, Pending Acquisition), to pay related fees and expenses and for general corporate purposes. If the acquisition is not completed on or prior to December 31, 2016 (or in some circumstances by or on January 15, 2017), the 2024 Senior Notes will be redeemed in whole at a special mandatory redemption price equal to 100% of the aggregate principal amount of the 2024 notes, plus accrued and unpaid interest.

The 2024 Senior Notes accrue interest from the date of issuance and interest is payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2017. Approximately $7.8 million in costs associated with the issuance of the 2024 Senior Notes have been capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes using the effective interest method. The 2024 Senior Notes are senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated to the notes; equal in right of payment to all our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowings under our revolving credit facility; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our non-guarantor subsidiaries.

In connection with the issuance of the 2024 Senior Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC relating to an offer to exchange the 2024 Senior Notes for registered notes with substantially identical terms. In addition, we have agreed, in certain circumstances, to file a shelf registration statement covering the resale of the 2024 Senior Notes by holders.

At any time prior to September 15, 2019, we may redeem up to 35% of the outstanding 2024 Senior Notes with proceeds from certain equity offerings at a redemption price of 106.125% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if at least 65% of the aggregate principal amount of the 2024 Senior Notes remains outstanding after each such redemption and the redemption occurs within 180 days after the closing of the equity offering.

Upon the occurrence of a "change of control," as defined in the indenture for the 2024 Senior Notes, holders will have the right to require us to repurchase all or a portion of the notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, together with any accrued and unpaid interest to the date of purchase. In connection with certain asset sales, we may, under certain circumstances, be required to use the net cash proceeds of such asset sale to make an offer to purchase the notes at 100% of the principal amount, together with any accrued and unpaid interest to the date of purchase.

The indenture governing the 2024 Senior Notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries.

7.75% Senior Notes Due 2022. In October 2012, we issued $500 million aggregate principal amount of 7.75% senior notes due October 15, 2022 (the “2022 Senior Notes”) in a private placement. The 2022 Senior Notes accrue interest from the date of issuance and interest

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

is payable semi-annually in arrears on April 15 and October 15. The indenture governing the 2022 Senior Notes contains customary restrictive incurrence covenants, and customary repurchase and redemption provisions, generally similar to those in the indenture governing the 2024 Senior Notes. Capitalized debt issuance costs are being amortized as interest expense over the life of the 2022 Senior Notes using the effective interest method.

3.25% Convertible Senior Notes Due 2016. In November 2010, we issued $115 million aggregate principal amount of 3.25% convertible senior notes due 2016 (the "2016 Convertible Notes") in a private placement. The maturity for the payment of principal was May 15, 2016. At December 31, 2015, our indebtedness included the 2016 Convertible Notes. Upon settlement in May 2016, we paid the aggregate principal amount of the 2016 Convertible Notes, plus cash for fractional shares, totaling approximately 115 million, utilizing proceeds from our March 2016 equity offering. Additionally, we issued 792,406 shares of common stock for the $47.9 million excess conversion value. See Note 12, Common Stock, for more information.

As of September 30, 2016, we were in compliance with all covenants related to the 2021 Convertible Notes, 2024 Senior Notes and 2022 Senior Notes and expect to remain in compliance throughout the next 12-month period.

Credit Facility

Revolving Credit Facility. We are party to a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, and other lenders party thereto (sometimes referred to as the "revolving credit facility"). The revolving credit facility matures in May 2020 and is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes and to support letters of credit. The revolving credit facility provides for a maximum of $1 billion in allowable borrowing capacity, subject to the borrowing base, which is currently $700 million, and the aggregate commitments, which are currently $450 million. The borrowing base is based on, among other things, the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests, excluding proved reserves attributable to our affiliated partnerships. The borrowing base is subject to a semi-annual size redetermination based upon quantification of our reserves at June 30 and December 31, and is also subject to a redetermination upon the occurrence of certain events. The revolving credit facility is secured by substantially all of our assets, including mortgages of producing crude oil and natural gas properties. Our affiliated partnerships are not guarantors of our obligations under the revolving credit facility.
In September 2016, we entered into a Third Amendment to the Third Amended and Restated Credit Agreement. The amendment, among other things, amends the revolving credit facility to permit the completion of the Delaware Basin Acquisition (see Note 6, Pending Acquisition) and, effective upon closing of the acquisition, adjusts the interest rate payable on amounts borrowed under the facility and increases the aggregate commitments under the facility from $450 million to $700 million (with the borrowing base remaining at $700 million).
In October 2016, we entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement. The amendment, among other things, reaffirmed of our borrowing base at $700 million and made certain other immaterial modifications to the existing agreement, including an increase in the amount of our future production that we are permitted to hedge.
We had no outstanding balance on our revolving credit facility as of September 30, 2016, compared to $37 million outstanding as of December 31, 2015. The weighted-average interest rate on the outstanding balance on our revolving credit facility, exclusive of fees on the unused commitment and the letter of credit noted below, was 2.6% per annum as of December 31, 2015.
As of September 30, 2016, RNG had an irrevocable standby letter of credit of approximately $11.7 million in favor of a third-party transportation service provider to secure firm transportation of the natural gas produced by third-party producers for whom we market production in the Appalachian Basin. The letter of credit is currently scheduled to expire in September 2017 but is expected to be automatically extended annually in accordance with the letter of credit's terms and conditions. The letter of credit reduces the amount of available funds under our revolving credit facility by an amount equal to the letter of credit. As of September 30, 2016, the available funds under our revolving credit facility, including the reduction for the $11.7 million letter of credit, was $438.3 million.
The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility as of September 30, 2016, include requirements to: (a) maintain a minimum current ratio of 1.00 to 1.00 and (b) not exceed a maximum leverage ratio of 4.25 to 1.00. As of September 30, 2016, we were in compliance with all of the revolving credit facility covenants and expect to remain in compliance throughout the next 12-month period. Effective upon closing of the Delaware Basin Acquisition, the maximum permitted leverage ratio will be reduced to 4.00 to 1.00.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

NOTE 9 - CAPITAL LEASES

We periodically enter into non-cancelable lease agreements for vehicles utilized by our operations and field personnel. These leases are being accounted for as capital leases, as the present value of minimum monthly lease payments, including the residual value guarantee, exceeds 90% of the fair value of the leased vehicles at inception of the lease.

The following table presents leased vehicles under capital leases as of September 30, 2016:

Amount
(in thousands)
Vehicles	$2,801
Accumulated depreciation	(613)
$2,188

Future minimum lease payments by year and in the aggregate, under non-cancelable capital leases with terms of one year or more, consist of the following:

For the Twelve Months Ending September 30,	Amount
(in thousands)
2017	$860
2018	1,167
2019	553
2,580
Less executory cost	(101)
Less amount representing interest	(280)
Present value of minimum lease payments	$2,199

Short-term capital lease obligations	$646
Long-term capital lease obligations	1,553
$2,199

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

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties:

Amount
(in thousands)

Balance at beginning of period, January 1, 2016	$89,492
Obligations incurred with development activities	1,137
Accretion expense	5,400
Obligations discharged with disposal of properties and asset retirements	(6,620)
Balance end of period, September 30, 2016	89,409
Less current portion	(6,900)
Long-term portion	$82,509

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Firm Transportation, Processing and Sales Agreements. We enter into contracts that provide firm transportation, sales and processing agreements on pipeline systems through which we transport or sell crude oil and natural gas. Satisfaction of the volume requirements includes volumes produced by us, purchased from third parties and produced by our affiliated partnerships and other third-party working interest owners. We record in our financial statements only our share of costs based upon our working interest in the wells. These contracts require us to pay these transportation and processing charges whether or not the required volumes are delivered. As natural gas prices continue to remain depressed, certain third-party producers under our Gas Marketing segment have begun and continue to experience financial distress, which has led to certain contractual defaults and litigation; however, to date, we have had no material counterparty default losses. As of September 30, 2016, we have recorded an allowance for doubtful accounts of approximately $1.1 million. We have initiated several legal actions for breach of contract, collection, and related claims against certain third-party producers that are delinquent in their payment obligations, which have to date resulted in one default judgment.

The following table presents gross volume information related to our long-term firm transportation, sales and processing agreements for pipeline capacity:

	For the Twelve Months Ending September 30,
Area	2017	2018	2019	2020	2021 and Through Expiration	Total	Expiration Date

Natural gas (MMcf)
Gas Marketing segment	7,117	7,117	7,117	7,136	13,344	41,831	August 31, 2022
Utica Shale	2,738	2,738	2,738	2,745	7,754	18,713	July 22, 2023
Total	9,855	9,855	9,855	9,881	21,098	60,544

Crude oil (MBbls)
Wattenberg Field	2,413	2,413	2,413	1,813	—	9,052	June 30, 2020

Dollar commitment (in thousands)	$17,470	$16,324	$16,324	$13,205	$8,102	$71,425

Litigation. We are involved in various legal proceedings that we consider normal to our business. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in our best interests. There is no assurance that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved. Although the results cannot be known with certainty, we currently believe that the ultimate results of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

A group of 42 independent West Virginia natural gas producers has filed a lawsuit in Marshall County, West Virginia, naming Dominion Transmission, Inc. (“Dominion”), certain entities affiliated with Dominion, and RNG as defendants, alleging various contractual, fiduciary and related claims against the defendants, all of which are associated with firm transportation contracts entered into by plaintiffs and relating to pipelines owned and operated by Dominion and its affiliates. RNG and Dominion have removed the case to the U.S. District Court for the Northern District of West Virginia and are preparing pre-trial pleadings, including an answer to the complaint and a motion to dismiss the case. At this time, RNG is unable to estimate any potential damages associated with the claims, but believes the complaint is without merit and intends to vigorously pursue its defenses.

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct regular reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events that require remediation are probable and the costs can be reasonably estimated. As of September 30, 2016 and December 31, 2015, we had accrued environmental liabilities in the amount of $3.2 million and $4.1 million, respectively, included in other accrued expenses on the condensed consolidated balance sheets. We are not aware of any environmental claims existing as of September 30, 2016 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on our properties.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

In addition, in December 2015, we received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that we failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds to the maximum extent possible at 65 facilities consistent with applicable standards under Colorado law. We are working with the agency to address the allegations, but cannot predict the outcome of this matter at this time.

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

NOTE 12 - COMMON STOCK

Sale of Equity Securities

In September 2016, we completed a public offering of 9,085,000 shares of our common stock at a price to us of $61.51 per share. Net proceeds of the offering were $558.5 million, after deducting offering expenses and underwriting discounts, of which $90,850 is included in common shares-par value and $558.4 million is included in additional paid-in capital ("APIC") on the September 30, 2016 condensed consolidated balance sheet. The shares were issued pursuant to an effective shelf registration statement on Form S-3 filed with the SEC in March 2015.

In March 2016, we completed a public offering of 5,922,500 shares of our common stock at a price to us of $50.11 per share. Net proceeds of the offering were $296.6 million, after deducting offering expenses and underwriting discounts, of which $59,225 is included in common shares-par value and $296.5 million is included in APIC on the September 30, 2016 condensed consolidated balance sheet. The shares were issued pursuant to the effective shelf registration statement on Form S-3 filed with the SEC in March 2015.

In March 2015, we completed a public offering of 4,002,000 shares of our common stock at a price to us of $50.73 per share. Net proceeds of the offering were $202.9 million, after deducting offering expenses and underwriting discounts, of which $40,020 is included in common shares-par value and $202.8 million is included in APIC on the condensed consolidated balance sheets. The shares were issued pursuant to the effective shelf registration statement on Form S-3 filed with the SEC in March 2015.

Stock-Based Compensation Plans

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Stock-based compensation expense	$4,079	$4,813	$15,205	$14,278
Income tax benefit	(1,552)	(1,828)	(5,786)	(5,423)
Net stock-based compensation expense	$2,527	$2,985	$9,419	$8,855

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
September 30, 2016
(unaudited)

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

The following table presents the changes in our SARs for all periods presented:

	Nine Months Ended September 30,
	2016				2015
	Number of SARs	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of SARs	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding beginning of year, January 1,	326,453	$38.99			279,011	$38.77
Awarded	58,709	51.63			68,274	39.63
Exercised	(141,084)	40.16		$2,770	—	—
Outstanding at September 30,	244,078	41.36	7.1	6,273	347,285	38.94	7.5	$4,888
Vested and expected to vest at September 30,	238,671	41.20	7.1	6,171	341,423	38.89	7.5	4,821
Exercisable at September 30,	136,644	36.74	5.9	4,143	191,149	35.68	6.6	3,312

Total compensation cost related to SARs granted, net of estimated forfeitures, and not yet recognized in our condensed consolidated statement of operations as of September 30, 2016 was $1.7 million. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the changes in non-vested time-based awards to all employees, including executive officers, for the nine months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2015	525,081	$50.23
Granted	269,709	57.12
Vested	(256,976)	48.60
Forfeited	(14,716)	55.70
Non-vested at September 30, 2016	523,098	54.43

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/for the Nine Months Ended September 30,
	2016	2015
	(in thousands, except per share data)

Total intrinsic value of time-based awards vested	$14,675	$13,061
Total intrinsic value of time-based awards non-vested	35,079	30,959
Market price per common share as of September 30,	67.06	53.01
Weighted-average grant date fair value per share	57.12	48.58

Total compensation cost related to non-vested time-based awards, net of estimated forfeitures, and not yet recognized in our condensed consolidated statements of operations as of September 30, 2016 was $18.7 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the change in non-vested market-based awards during the nine months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2015	71,549	$63.60
Granted	24,280	72.54
Vested (1)	(11,283)	98.50
Non-vested at September 30, 2016	84,546	61.51

__________
(1)Vested shares were issued at 200% based on our relative total shareholder return as ranked among the Company's peer group.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/for the Nine Months Ended September 30,
	2016	2015
	(in thousands, except per share data)

Total intrinsic value of market-based awards vested	$1,174	$—
Total intrinsic value of market-based awards non-vested	5,670	5,996
Market price per common share as of September 30,	67.06	53.01
Weighted-average grant date fair value per share	72.54	66.16

Total compensation cost related to non-vested market-based awards, net of estimated forfeitures, and not yet recognized in our condensed consolidated statements of operations as of September 30, 2016 was $1.9 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents a reconciliation of the weighted-average diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Weighted-average common shares outstanding - basic	48,839	40,085	45,741	38,837
Weighted-average common shares and equivalents outstanding - diluted	48,839	40,085	45,741	38,837

We reported a net loss for the three and nine months ended September 30, 2016 and 2015, respectively. As a result, our basic and diluted weighted-average common shares outstanding were the same because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
Restricted stock	660	816	705	836
Convertible notes	—	468	345	505
Other equity-based awards	97	95	103	97
Total anti-dilutive common share equivalents	757	1,379	1,153	1,438

In September 2016, we issued the 2021 Convertible Notes, which give the holders the right to convert the aggregate principal amount into 2.3 million shares of our common stock at a conversion price of $85.39 per share. The 2021 Convertible Notes could be included in the diluted earnings per share calculation using the treasury stock method if the average market share price exceeds the $85.39 conversion price during the periods presented.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

In November 2010, we issued the 2016 Convertible Notes, which gave the holders the right to convert the aggregate principal amount into 2.7 million shares of our common stock at a conversion price of $42.40 per share. The 2016 Convertible Notes matured in May 2016. See Note 8, Long-Term Debt, for additional information. Prior to maturity, the 2016 Convertible Notes were included in the diluted earnings per share calculation using the treasury stock method if the average market share price exceeded the $42.40 conversion price during the period presented.

Shares issuable upon conversion of the 2021 Convertible Notes and 2016 Convertible Notes were excluded from the diluted earnings per share calculation for the applicable periods as the effect would be anti-dilutive to our earnings per share.

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

The following tables present our segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Segment revenues:
Oil and gas exploration and production	$161,212	$228,520	$268,090	$418,356
Gas marketing	2,678	2,580	6,728	8,336
Total revenues	$163,890	$231,100	$274,818	$426,692

Segment income (loss) before income taxes:
Oil and gas exploration and production	$17,809	$(30,296)	$(134,731)	$(14,134)
Gas marketing	(414)	(201)	(1,067)	(539)
Unallocated	(52,736)	(32,164)	(166,689)	(97,189)
Loss before income taxes	$(35,341)	$(62,661)	$(302,487)	$(111,862)

	September 30, 2016	December 31, 2015
	(in thousands)
Segment assets:
Oil and gas exploration and production	$3,390,005	$2,294,288
Gas marketing	3,735	4,217
Unallocated	23,540	72,038
Total assets	$3,417,280	$2,370,543

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

EXECUTIVE SUMMARY

Financial Overview

Production volumes increased substantially to 6.0 MMboe and 15.8 MMboe for the three and nine months ended September 30, 2016, respectively, representing increases of 39% and 49%, respectively, as compared to the three and nine months ended September 30, 2015. The increase in production volumes was primarily attributable to our successful horizontal Niobrara and Codell drilling program in the Wattenberg Field. Crude oil production increased 17% and 27% for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods. Crude oil production comprised approximately 39% and 40% of total production in the three and nine months ended September 30, 2016. Our ratio of crude oil production to total production decreased as compared to 2015 as expected as we shifted our focus to the higher gas to oil ratio inner core area of the Wattenberg Field during the first half of 2016. We expect our ratio of crude oil to total production to increase by the end of 2016 as we move drilling operations back toward the middle core area of the Wattenberg Field. Natural gas production increased 47% and 60% in the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. NGL production increased 80% and 83% for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods. Our inner core wells have shown stronger wet gas production than anticipated, which has contributed to the growth of gas and NGL production. Our production for the three months ended September 30, 2016 increased approximately 0.8 MMboe, or 16%, as compared to the three months ended June 30, 2016. We expect a modest increase in production for the fourth quarter of 2016 as compared to the third quarter, as we have approximately 20 fewer wells scheduled to be turned-in-line during the fourth quarter, and we expect all remaining 2016 well completions to be concluded by the middle of the fourth quarter of 2016. For the month ended September 30, 2016, our average production rate was 63 MBoe per day, up from 47 MBoe per day for the month ended September 30, 2015.

Crude oil, natural gas and NGLs sales, coupled with the impact of settled derivatives, increased during the three and nine months ended September 30, 2016 relative to the same prior year periods. Crude oil, natural gas and NGLs sales increased to $141.8 million and $328 million during the three and nine months ended September 30, 2016 compared to $104.5 million and $275.5 million in the same prior year periods due to 39% and 49% increases in production, respectively, offset in part by 2% and 20% decreases, respectively, in the realized price per barrel of crude oil equivalent ("Boe"). The realized prices per Boe were $23.62 and $20.80 for the three and nine months ended September 30, 2016, respectively, compared to $24.15 and $26.02, respectively, for the same prior year periods. Positive net settlements on derivatives decreased to $47.7 million for the three months ended September 30, 2016 and increased to $167.9 million during the nine months ended September 30, 2016 compared to positive net settlements on derivatives of $68 million and $162.5 million in the same prior year periods. As a result of these aggregate changes, crude oil, natural gas and NGLs sales and the impact of net settled derivatives totaled $189.5 million and $495.9 million during the three and nine months ended September 30, 2016, respectively, compared to $172.5 million and $438 million during the three and nine months ended September 30, 2015, respectively. This represents increases of 10% and 13% during the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods. The realized prices per Boe, including the impact of net settlements on derivatives, were $31.56 and $31.44 for the three and nine months ended September 30, 2016, respectively, compared to $39.88 and $41.37 for the same prior year periods, respectively.

Additional significant changes impacting our results of operations for the three months ended September 30, 2016 include the following:

•
Negative net change in the fair value of unsettled derivative positions during the three months ended September 30, 2016 was $28.3 million compared to a positive net change in the fair value of unsettled derivative positions of $55.5 million during the same prior year period. The decrease in fair value of unsettled derivative positions was primarily attributable to a less significant upward shift in the crude oil and natural gas forward curves, offset by the impact of the beginning of period fair value of derivative instruments settled in the respective periods, during the current quarter as compared to the three months ended September 30, 2015;

•
Impairment of properties and equipment decreased to $0.9 million for the three months ended September 30, 2016 compared to $154 million in the same prior year period, primarily related to the $150.3 million write-down of our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value in the three months ended September 30, 2015;

•
General and administrative expense increased to $32.5 million for the three months ended September 30, 2016 compared to $20.3 million in the same prior year period, primarily due to $11.3 million of fees and expenses related to the pending Delaware Basin Acquisition;

•
Depreciation, depletion and amortization expense increased to $112.9 million during the three months ended September 30, 2016 compared to $80.9 million in the same prior year period, primarily due to increased production; and

•
Interest expense increased to $20.2 million for the three months ended September 30, 2016 compared to $12.1 million in the same prior year period, primarily attributable to a $9 million charge for the bridge loan commitment related to the Delaware Basin Acquisition.

PDC ENERGY, INC.

Additional significant changes impacting our results of operations for the nine months ended September 30, 2016 include the following:

•
Negative net change in the fair value of unsettled derivative positions during the nine months ended September 30, 2016 was $230.2 million compared to a negative net change in the fair value of unsettled derivative positions of $21.3 million during the same prior year period. The decrease in fair value of unsettled derivative positions was primarily attributable to an upward shift in the crude oil and natural gas forward curves that occurred during 2016;

•
Impairment of properties and equipment decreased to $6.1 million for the nine months ended September 30, 2016 compared to $161.2 million in the same prior year period, primarily related to the $150.3 million write-down of our Utica Shale producing and non-producing crude oil and natural gas properties to their estimated fair value in the three months ended September 30, 2015;

•
General and administrative expense increased to $78.9 million for the nine months ended September 30, 2016 compared to $62.1 million in the same prior year period, primarily due to $11.3 million of fees and expenses related to the Delaware Basin Acquisition;

•
Depreciation, depletion and amortization expense increased to $317.3 million during the nine months ended September 30, 2016 compared to $206.9 million in the same prior year period, primarily due to increased production and, to a lesser extent, a higher weighted-average depreciation, depletion and amortization rate;

•
During the first quarter of 2016, we determined that collection of a third-party note receivable arising from the sale of our interest in properties in the Marcellus Shale was not reasonably assured based then current market conditions and new information made available to us. As a result, we recognized a provision and recorded an allowance for uncollectible notes receivable for the $44 million outstanding balance as of March 31, 2016. As of September 30, 2016, there has been no change to our assessment of the collectibility of the note. See Note 3, Fair Value of Financial Instruments - Notes Receivable, to our condensed consolidated financial statements included elsewhere in this report for additional information; and

•
Interest expense increased to $42.8 million for the nine months ended September 30, 2016 compared to $35.4 million in the same prior year period, primarily attributable to a $9 million charge for the bridge loan commitment related to the Delaware Basin Acquisition.

In March 2016, we completed a public offering of 5,922,500 shares of our common stock at a price to us of $50.11 per share. Net proceeds of the offering were $296.6 million, after deducting offering expenses and underwriting discounts. We used a portion of the net proceeds of the offering to repay all amounts then outstanding on our revolving credit facility and the principal amount owed upon the maturity of the Convertible Notes in May 2016 and retained the remainder for general corporate purposes.

The 2016 Convertible Notes matured in May 2016. We settled the 2016 Convertible Notes with a combination of cash and stock, paying the aggregate principal amount, plus cash for fractional shares, totaling approximately $115 million, utilizing proceeds from the offering. Additionally, we issued 792,406 shares of common stock for the excess conversion value.

In June 2016, we entered into definitive agreements with Noble to consolidate certain acreage positions in the core Wattenberg Field.
In September 2016, we closed the acreage exchange transaction. Pursuant to the transaction, we exchanged leasehold acreage and, to a lesser extent, interests in certain development wells. Upon closing, we received approximately 13,500 net acres in exchange for approximately 11,700 net acres, with no cash exchanged between the parties. The difference in net acres is primarily due to variances in leasehold net revenue interests and third-party mid-stream contracts. This acreage trade is expected to increase opportunities for longer horizontal laterals with significantly increased working interests, while minimizing potential surface impact.

Pending Delaware Basin Acquisition

We seek acquisition opportunities as part of our overall growth strategy, and in particular have recently engaged in the process of searching for, and evaluating, a large-scale acquisition in a new U.S. onshore basin capable of creating material long-term value-added growth, focusing on four key criteria: top-tier acreage in core geologic positions, significant drilling inventory with additional expansion through downspacing, portfolio optionality for capital allocation and diversification and the ability to deliver long-term corporate accretion.  In August 2016, we identified a potential acquisition, which we refer to as the Delaware Basin Acquisition, that we believe met our four key criteria.

We entered into definitive agreements relating to the Delaware Basin Acquisition in August 2016. The agreements contemplate that we will acquire an aggregate of approximately 57,000 net acres, approximately 30 wells and related midstream infrastructure in Reeves and Culberson Counties, Texas, for an aggregate consideration to the sellers of approximately $915 million in cash and approximately 9.4 million shares of our common stock (valued at approximately $590 million at the time the acquisition agreements were executed), subject to certain adjustments and ongoing due diligence. The acquisition agreements allow the sellers to include a specified amount of additional leases in the transaction, which would increase the purchase price. Upon executing the acquisition agreements, we paid a $100 million deposit toward the cash portion of the purchase price into an escrow account. In some circumstances set forth in the acquisition agreements, we could be required to forfeit the $100 million deposit. The Delaware Basin Acquisition is expected to initially increase our daily production by approximately 7,000 Boe per day. The acquisition is expected to close in December 2016; however, there can be no assurance conditions to closing will be satisfied. Upon closing, we currently expect to initially run a two rig drilling program in the Delaware Basin. We are currently completing our budgeting process for 2017, but anticipate running two to three rigs in the Delaware Basin during 2017. Taking into account the anticipated plans for the Delaware Basin Acquisition properties, we expect that pursuit of our development program will require capital in excess of our projected cash flows from operations for some period of time beginning in 2017.

PDC ENERGY, INC.

In order to fund the cash portion of the Delaware Basin Acquisition, we completed a public offering of 9,085,000 shares of our common stock, a public offering of the 2021 Convertible Notes and a private offering of the 2024 Senior Notes in September 2016 (collectively, the "Securities Issuances"). The common stock was issued at a price to us of $61.51 per share for net proceeds of approximately $558.5 million, after deducting offering expenses and underwriting discounts. Net proceeds of the issuances of the 2021 Convertible Notes and 2024 Senior Notes were approximately $194 million and $392.3 million, respectively, after deducting offering expenses and underwriting discounts. If the Delaware Basin Acquisition is not completed on or prior to December 31, 2016 (or in some circumstances by or on January 15, 2017), the 2024 Senior Notes will be redeemed in whole at a special mandatory redemption price equal to 100% of the aggregate principal amount of the 2024 Senior Notes, plus accrued and unpaid interest.

Prior to the Securities Issuances, we entered into a commitment letter with JPMorgan regarding certain aspects of the temporary financing of the Delaware Basin Acquisition. The commitment letter contemplated, among other things, (i) a senior unsecured bridge loan to us in an aggregate principal amount not to exceed $600 million, to be drawn, if at all, at the closing of the Delaware Basin Acquisition, (ii) a $250 million increase in the commitments under our existing revolving credit facility and (iii) certain related proposed amendments and waivers to our existing credit facility agreement. We expect to fund the cash consideration payable in the Delaware Basin Acquisition with proceeds from the Securities Issuances. Following the completion of the Securities Issuances, the bridge loan commitment was terminated. Upon closing of the Delaware Basin Acquisition, we will be required to pay approximately $9 million in fees related to the bridge loan commitment, approximately $6 million in fees related to the increase in commitments under the revolving credit facility and approximately $10 million in other direct acquisition-related costs. During the three months ended September 30, 2016, we recorded charges for the bridge loan commitment fees and the other direct acquisition-related costs. The $9 million charge for fees related to the bridge loan commitment is included in interest expense and the $10 million charge for other direct acquisition-related costs is included in general and administrative expenses. The liabilities associated with both amounts are included in other accrued expenses on our condensed consolidated balance sheet as of September 30, 2016.

Liquidity

Available liquidity as of September 30, 2016 was $1,636 million compared to $402.2 million as of December 31, 2015. Available liquidity as of September 30, 2016 is comprised of $1,197.7 million of cash and cash equivalents and $438.3 million available for borrowing under our revolving credit facility. These amounts exclude an additional $250 million available under our revolving credit facility that will be available following the closing of the Delaware Basin Acquisition and may be available in other circumstances subject to certain terms and conditions of the agreement. In October 2016, we completed the semi-annual redetermination of our revolving credit facility by the lenders, which resulted in the reaffirmation of the borrowing base at $700 million. We have elected to maintain the aggregate commitment level at $450 million until the closing of the Delaware Basin Acquisition. Cash and cash equivalents as of September 30, 2016 included approximately $392.3 million of proceeds from the issuance of the 2024 Senior Notes. If, however, the Delaware Basin Acquisition is not completed prior to or on December 31, 2016 (or in some circumstances by or on January 15, 2017), the $400 million principal amount of the 2024 Senior Notes is required to be redeemed with interest. If required, we will redeem the 2024 Senior Notes with available cash. With our current derivative position, available liquidity and expected cash flows from operations, we believe we have sufficient liquidity to allow us to fund our operations and the cash portion of the purchase price for the Delaware Basin Acquisition and execute our expected 2016 development program.

The following table presents our liquidity as of September 30, 2016 pro forma for the closing of the Delaware Basin Acquisition, reflecting cash to be paid and the increase in the aggregate commitments under our revolving credit facility:

As of September 30, 2016	Amount
(in millions)
Cash and cash equivalents	$1,197.7
Available for borrowing under our credit facility	438.3
Available liquidity	1,636.0
Increase in aggregate commitments under our revolving credit facility	250.0
Cash due upon closing of the Delaware Basin Acquisition (1)	(840.0)
Adjusted liquidity	$1,046.0
__________
(1)Amount includes total cash portion of purchase price due to sellers, less $100 million deposit in escrow and estimated acquisition-related costs. Amount does not reflect potential purchase price adjustments to be determined upon and post closing.

PDC ENERGY, INC.

Operational Overview

During the nine months ended September 30, 2016, we continued to execute our strategic plan to grow production while preserving our financial strength and liquidity. Through July 2016, we ran four automated drilling rigs in the Wattenberg Field. In August 2016, we decreased the number of automated drilling rigs running in the Wattenberg Field to three in anticipation of higher working interests in wells drilled resulting from the aforementioned acreage exchange with Noble. During the nine months ended September 30, 2016, we spud 107 horizontal wells and turned-in-line 121 horizontal wells in the Wattenberg Field. We also participated in 11 gross, 2.8 net, horizontal non-operated wells that were spud and 24 gross, 5.0 net, horizontal non-operated wells which were turned-in-line. During the nine months ended September 30, 2016, we drilled and completed five wells in the Utica Shale, three of which were turned-in-line during the period. Of these three wells, one is an approximately 10,000 foot lateral well located in Guernsey County and two are approximately 6,000 foot lateral wells located in Washington County. We plan to turn-in-line the two remaining wells over the next several months.

2016 Operational Outlook

We expect our production for 2016 to be at the high end or slightly exceed the 21.0 MMBoe to 22.0 MMBoe range disclosed earlier in the year and our production rate for December 2016 to exceed 71,000 Boe per day, including the impact of expected production from the Delaware Basin Acquisition, assuming the acquisition closes in December 2016. Our revised 2016 capital forecast of $400 million to $420 million is focused on continuing to provide value-driven production growth by exploiting our substantial inventory of projects in the Wattenberg Field. Currently, excluding acquisition costs that we expect to incur in 2016 related to the Delaware Basin Acquisition, we expect to be near or slightly below the low end of the expected range of our capital expenditures.

PDC ENERGY, INC.

Colorado Ballot Initiative Update

During 2016, certain interest groups in Colorado opposed to oil and natural gas development generally, or hydraulic fracturing in particular, advanced various options for ballot initiatives aimed at significantly limiting or effectively preventing oil and natural gas development in the state of Colorado. Proponents of two such initiatives attempted to qualify the initiatives to appear on the ballot for the November 2016 election. On August 29, 2016, the Colorado Secretary of State issued a press release and statements of insufficiency of signatures, stating that the proponents of the proposals had failed to collect enough valid signatures to have the proposals included on the ballot.

One of the initiatives, which we refer to as the “local control” initiative, would have amended the state constitution to give city, town and county governments the right to regulate, or to ban, oil and gas development and production within their boundaries, notwithstanding rules and approvals to the contrary at the state level. This proposal was motivated in part by a decision of the Colorado Supreme Court earlier this year holding that local government restrictions on oil and gas activities are subject to preemption by state rules.

A second initiative, which we refer to as the “setback” initiative, would have amended the state constitution to require all new oil and gas development facilities to be located at least 2,500 feet away from any occupied structure or broadly defined “area of special concern,” including public and community drinking water sources, lakes, rivers, perennial or intermittent streams, creeks, irrigation canals, riparian areas, playgrounds, permanent sports fields, amphitheaters, public parks and public open space.

If implemented, the setback initiative would have effectively prohibited the vast majority of our planned future drilling activities in Colorado and would therefore have made it impossible to pursue our current development plans. The local control proposal would potentially have had a similar effect, depending on the nature and extent of regulations implemented by relevant local governmental authorities. Pursuant to the determination of the Colorado Secretary of State, these proposals will not appear on the November 2016 ballot. However, future proposals of this nature are possible.

Because substantially all of our current operations and reserves are located in Colorado, the risks we face with respect to such future proposals are greater than those of our competitors with more geographically diverse operations. Although we cannot predict the outcome of future ballot initiatives, statutes or regulatory developments, such developments could materially impact our results of operations, production and reserves.

PDC ENERGY, INC.

Results of Operations

Summary Operating Results

The following table presents selected information regarding our operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percentage Change	2016	2015	Percentage Change
	(dollars in millions, except per unit data)
Production (1)
Crude oil (MBbls)	2,339.8	2,007.8	16.5%	6,240.2	4,895.9	27.5%
Natural gas (MMcf)	13,417.4	9,148.9	46.7%	36,768.2	22,997.0	59.9%
NGLs (MBbls)	1,428.1	793.0	80.1%	3,402.8	1,858.5	83.1%
Crude oil equivalent (MBoe) (2)	6,004.2	4,325.6	38.8%	15,771.0	10,587.3	49.0%
Average MBoe per day	65.3	47.0	38.8%	57.6	38.8	49.0%
Crude Oil, Natural Gas and NGLs Sales
Crude oil	$98.5	$78.3	25.8%	$233.0	$206.7	12.7%
Natural gas	27.4	18.8	45.7%	59.6	49.4	20.6%
NGLs	15.9	7.4	114.9%	35.4	19.4	82.5%
Total crude oil, natural gas and NGLs sales	$141.8	$104.5	35.7%	$328.0	$275.5	19.1%

Net Settlements on Derivatives (3)
Crude oil	$39.5	$60.7	(34.9)%	$131.6	$142.4	(7.6)%
Natural gas	8.2	7.3	12.3%	36.3	20.1	80.6%
Total net settlements on derivatives	$47.7	$68.0	(29.9)%	$167.9	$162.5	3.3%

Average Sales Price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$42.11	$38.98	8.0%	$37.33	$42.22	(11.6)%
Natural gas (per Mcf)	2.04	2.05	(0.5)%	1.62	2.15	(24.7)%
NGLs (per Bbl)	11.12	9.40	18.3%	10.41	10.45	(0.4)%
Crude oil equivalent (per Boe)	23.62	24.15	(2.2)%	20.80	26.02	(20.1)%

Average Lease Operating Expenses (per Boe) (4)
Wattenberg Field	$2.39	$3.31	(27.8)%	$2.77	$4.24	(34.7)%
Utica Shale	1.27	1.74	(27.0)%	1.87	1.77	5.6%
Weighted-average	2.33	3.20	(27.2)%	2.73	4.04	(32.4)%

Natural Gas Marketing Contribution Margin (5)	$(0.4)	$(0.2)	100.0%	$(1.1)	$(0.6)	(83.3)%

Other Costs and Expenses
Production taxes	$9.6	$5.5	74.7%	$19.7	$13.2	49.0%
Transportation, gathering and processing expenses	5.0	3.9	28.2%	13.6	6.6	105.9%
Impairment of properties and equipment	0.9	154.0	(99.4)%	6.1	161.2	(96.2)%
General and administrative expense	32.5	20.3	60.3%	78.9	62.1	27.1%
Depreciation, depletion and amortization	112.9	80.9	39.5%	317.3	206.9	53.4%
Provision for uncollectible notes receivable	(0.7)	—	*	44.0	—	*

Interest expense	$20.2	$12.1	67.0%	$42.8	$35.4	20.8%

*	Percentage change is not meaningful or equal to or greater than 300%.
Amounts may not recalculate due to rounding.
______________

(1)	Production is net and determined by multiplying the gross production volume of properties in which we have an interest by our ownership percentage.

(2)	One Bbl of crude oil or NGL equals six Mcf of natural gas.

(3)	Represents net settlements on derivatives related to crude oil and natural gas sales, which do not include net settlements on derivatives related to natural gas marketing.

(4)	Represents lease operating expenses, exclusive of production taxes, on a per unit basis.

(5)
Represents sales from natural gas marketing, net of costs of natural gas marketing, including net settlements and net change in fair value of unsettled derivatives related to natural gas marketing activities.

PDC ENERGY, INC.

Crude Oil, Natural Gas and NGLs Sales

The following tables present crude oil, natural gas and NGLs production and weighted-average sales price:

	Three Months Ended September 30,			Nine Months Ended September 30,
Production by Operating Region	2016	2015	Percentage Change	2016	2015	Percentage Change
Crude oil (MBbls)
Wattenberg Field	2,216.3	1,868.6	18.6%	5,928.5	4,509.5	31.5%
Utica Shale	123.5	139.2	(11.3)%	311.7	386.4	(19.3)%
Total	2,339.8	2,007.8	16.5%	6,240.2	4,895.9	27.5%
Natural gas (MMcf)
Wattenberg Field	12,700.0	8,478.3	49.8%	34,968.2	21,040.7	66.2%
Utica Shale	717.4	670.6	7.0%	1,800.0	1,956.3	(8.0)%
Total	13,417.4	9,148.9	46.7%	36,768.2	22,997.0	59.9%
NGLs (MBbls)
Wattenberg Field	1,353.0	730.6	85.2%	3,240.4	1,692.5	91.5%
Utica Shale	75.1	62.4	20.4%	162.4	166.0	(2.2)%
Total	1,428.1	793.0	80.1%	3,402.8	1,858.5	83.1%
Crude oil equivalent (MBoe)
Wattenberg Field	5,686.0	4,012.3	41.7%	14,996.9	9,708.8	54.5%
Utica Shale	318.2	313.3	1.6%	774.1	878.5	(11.9)%
Total	6,004.2	4,325.6	38.8%	15,771.0	10,587.3	49.0%

Amounts may not recalculate due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
Average Sales Price by Operating Region			Percentage Change			Percentage Change
(excluding net settlements on derivatives)	2016	2015		2016	2015
Crude oil (per Bbl)
Wattenberg Field	$42.29	$38.90	8.7%	$37.42	$42.13	(11.2)%
Utica Shale	38.93	40.02	(2.7)%	35.61	43.28	(17.7)%
Weighted-average price	42.11	38.98	8.0%	37.33	42.22	(11.6)%
Natural gas (per Mcf)
Wattenberg Field	$2.08	$2.11	(1.4)%	$1.63	$2.17	(24.9)%
Utica Shale	1.33	1.36	(2.2)%	1.44	1.92	(25.0)%
Weighted-average price	2.04	2.05	(0.5)%	1.62	2.15	(24.7)%
NGLs (per Bbl)
Wattenberg Field	$11.07	$9.62	15.1%	$10.32	$10.36	(0.4)%
Utica Shale	12.14	6.80	78.5%	12.22	11.40	7.2%
Weighted-average price	11.12	9.40	18.3%	10.41	10.45	(0.4)%
Crude oil equivalent (per Boe)
Wattenberg Field	$23.77	$24.32	(2.3)%	$20.83	$26.07	(20.1)%
Utica Shale	20.98	22.04	(4.8)%	20.26	25.47	(20.5)%
Weighted-average price	23.62	24.15	(2.2)%	20.80	26.02	(20.1)%

Amounts may not recalculate due to rounding.

PDC ENERGY, INC.

For the three and nine months ended September 30, 2016, crude oil, natural gas and NGLs sales revenue increased compared to the three and nine months ended September 30, 2015 due to the following:

	September 30, 2016
	Three Months Ended	Nine Months Ended
	(in millions)
Increase in production	$27.7	$102.5
Increase (decrease) in average crude oil price	7.3	(30.5)
Decrease in average natural gas price	(0.1)	(19.4)
Increase (decrease) in average NGLs price	2.4	(0.1)
Total increase in crude oil, natural gas and NGLs sales revenue	$37.3	$52.5

Production for the third quarter of 2016 was 6.0 million Boe, up from 4.3 million Boe in the third quarter of 2015. Year-to-date, production was 15.8 million Boe, up from 10.6 million Boe in the first nine months of 2015. Production increased as a result of continued drilling and completion activities as discussed in Operational Overview.

From time to time, our production has been adversely affected by high line pressures in the Wattenberg Field. Such pressures did not materially affect our production for the three or nine months ended September 30, 2016. We rely on our third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. We, along with other operators in the Wattenberg Field, continue to work closely with our third-party midstream providers in an effort to ensure adequate system capacity going forward. The timing and availability of adequate infrastructure, including potential line pressure impacts in 2017, is not within our control and may be affected by a number of factors, including potential increases in production from the Wattenberg Field and warmer than expected weather.

Crude Oil, Natural Gas and NGLs Pricing. Our results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGL prices are among the most volatile of all commodity prices. While the price of crude oil decreased during the first nine months of 2016 compared to the first nine months of 2015, prices increased during the third quarter of 2016 as compared to the first half of 2016 as the number of U.S. crude oil rigs and inventories declined. Natural gas prices decreased during the first nine months of 2016 when compared to the same prior year period. Although we did experience improved pricing by the end of the third quarter of 2016, due to an oversupply of nearly all domestic NGLs products, our average realized sales price for NGLs during the first nine months of 2016 reflected the same low levels seen during 2015. With the initiation of ethane exports and increased demand for NGLs, we are starting to see NGL prices trend upward.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. In the Wattenberg Field, crude oil is sold under various purchase contracts with monthly and longer term pricing provisions based on NYMEX pricing, adjusted for differentials. We have entered into longer term commitments ranging from three months to six months to deliver crude oil to competitive markets and these agreements have resulted in significantly improved deductions compared to the comparable period in 2015. We continue to pursue various alternatives with respect to oil transportation, particularly in the Wattenberg Field, with a view toward further improving pricing and limiting our use of trucking of production. We began delivering crude oil in accordance with our long term commitment to the White Cliffs Pipeline, LLC ("White Cliffs") pipeline in July 2015. This is one of several agreements we have entered into to facilitate deliveries of a portion of our crude oil to the Cushing, Oklahoma market. In addition, we have signed a long-term agreement for gathering of crude oil at the wellhead by pipeline from several of our pads in the Wattenberg Field, with a view toward minimizing truck traffic, increasing reliability and reducing the overall physical footprint of our well pads. We began delivering crude oil into this pipeline during the fourth quarter of 2015 and the system was fully operational on certain wells in 2016. In the Utica Shale, crude oil and condensate is sold to local purchasers at each individual pad based on NYMEX pricing, adjusted for differentials, and is typically transported by the purchasers via truck to local refineries, rail facilities or barge loading terminals on the Ohio River.

Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price we receive for our natural gas produced in the Wattenberg Field is based on CIG and local utility prices, adjusted for certain deductions, while natural gas produced in the Utica Shale is based on TETCO M-2 pricing. We anticipate that the significant Appalachian pipeline differentials that impact our Utica Shale natural gas will continue through the remainder of 2016 and into 2017.

Our price for NGLs produced in the Wattenberg Field is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed. The NGLs produced in the Utica Shale are sold based on month-to-month pricing to various markets. While NGL prices had been declining, we have seen a stabilization of prices in 2016.

Our crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. We use the "net-back" method of accounting for natural gas and NGLs, as well as the majority of our crude oil production, from the Wattenberg Field and for crude oil from the Utica Shale as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. We sell our commodities at the wellhead and collect a price and recognize revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the

PDC ENERGY, INC.

wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. We use the "gross" method of accounting for Wattenberg Field crude oil delivered through the White Cliffs and Saddle Butte pipelines and for natural gas and NGLs sales related to production from the Utica Shale as the purchasers do not provide transportation, gathering or processing services. Under this method, we recognize revenues based on the gross selling price and recognize transportation, gathering and processing expenses. As a result of the White Cliffs and Saddle Butte agreements, during the nine months ended September 30, 2016, our Wattenberg Field crude oil average sales price increased approximately $1.24 per barrel relative to the benchmark price because we recognized the costs for transportation on the White Cliffs and Saddle Butte pipelines as an increase in transportation expense, rather than as a deduction from revenues.

Lease Operating Expenses

Lease operating expenses during the three months ended September 30, 2016 increased $0.2 million as compared to the three months ended September 30, 2015, primarily due to increases of $0.8 million for payroll and employee benefits and $0.8 million for leased compressors to address increases in line pressure. These increases were partially offset by decreases of $1 million related to mechanical integrity testing of wells and $0.2 million in environmental project costs. Lease operating expenses during the nine months ended September 30, 2016 increased $0.3 million as compared to the nine months ended September 30, 2015, primarily due to increases of $1.6 million for payroll and employee benefits, $1.1 million for leased compressors to address line pressure issues and $1 million for various other lease operating expenses. These increases were partially offset by decreases of $2.6 million for environmental project costs and $0.7 million for plugging and abandonment costs. Lease operating expenses per Boe decreased 27% and 32% to $2.33 and $2.73 during the three and nine months ended September 30, 2016, respectively, compared to $3.20 and $4.04 during the three and nine months ended September 30, 2015, respectively. The significant decreases in lease operating expense per Boe were the result of production growth of 39% and 49%, respectively.

Production Taxes

Production taxes are directly related to crude oil, natural gas and NGLs sales. The $4.1 million increase in production taxes during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to the 36% increase in crude oil, natural gas and NGLs sales, as well as higher severance tax rates based upon projected sales revenue. The $6.5 million increase in production taxes during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to the 19% increase in crude oil, natural gas and NGLs sales, as well as higher severance tax rates due to higher projected sales revenue coupled with a decrease in ad valorem tax credits available from 2015 production due to depressed commodity pricing in 2015.

Transportation, Gathering and Processing Expenses

The $1.1 million increase in transportation, gathering and processing expenses during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was mainly attributable to oil transportation costs on the Saddle Butte pipeline as we began delivering crude oil on this pipeline in December 2015. The $7 million increase in transportation, gathering and processing expenses during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was mainly attributable to oil transportation costs on the White Cliffs and Saddle Butte pipelines as we began delivering crude oil on these pipelines in July 2015 and December 2015, respectively. We expect to continue to incur these oil transportation costs pursuant to our long-term transportation agreements.

Commodity Price Risk Management, Net

We use various derivative instruments to manage fluctuations in natural gas and crude oil prices. We have in place a variety of collars, fixed-price swaps and basis swaps on a portion of our estimated natural gas and crude oil production. Because we sell all of our natural gas and crude oil production at prices similar to the indexes inherent in our derivative instruments, adjusted for certain fees and surcharges stipulated in the applicable sales agreements, we ultimately realize a price, before contract fees, related to our collars of no less than the floor and no more than the ceiling and, for our commodity swaps, we ultimately realize the fixed price related to our swaps, less deductions. See Note 4, Derivative Financial Instruments, to our condensed consolidated financial statements included elsewhere in this report for a detailed presentation of our derivative positions as of September 30, 2016.

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

Net settlements are primarily the result of crude oil and natural gas index prices at maturity of our derivative instruments compared to the respective strike prices. Net change in fair value of unsettled derivatives is comprised of the net asset increase or decrease in the beginning-of- period fair value of derivative instruments that settled during the period and the net change in fair value of unsettled derivatives during the period. The corresponding impact of settlement of the derivative instruments that settled during the period is included in net settlements for the period as discussed above. Net change in fair value of unsettled derivatives during the period is primarily related to shifts in the crude oil and natural gas forward curves and changes in basis index pricing. See Note 4, Derivative Financial Instruments, to our condensed consolidated financial statements included elsewhere in this report for a detailed description of net settlements on our various derivatives.

PDC ENERGY, INC.

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements:
Crude oil	$39.5	$60.7	$131.6	$142.4
Natural gas	8.2	7.3	36.3	20.1
Total net settlements	47.7	68.0	167.9	162.5
Change in fair value of unsettled derivatives:
Reclassification of settlements included in prior period changes in fair value of derivatives	(40.6)	(48.1)	(169.5)	(140.2)
Crude oil fixed price swaps	3.3	50.4	(33.8)	51.4
Crude oil collars	1.5	28.5	(14.5)	28.6
Natural gas fixed price swaps	5.4	19.5	(10.7)	31.0
Natural gas basis swaps	1.4	(1.0)	0.7	(2.4)
Natural gas collars	0.7	6.2	(2.4)	10.3
Net change in fair value of unsettled derivatives	(28.3)	55.5	(230.2)	(21.3)
Total commodity price risk management gain (loss), net	$19.4	$123.5	$(62.3)	$141.2

Impairment of Properties and Equipment

The following table sets forth the major components of our impairment of properties and equipment expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)

Impairment of proved and unproved properties	$0.3	$150.8	$2.4	$152.8
Amortization of individually insignificant unproved properties	0.6	3.2	0.7	8.4
Impairment of crude oil and natural gas properties	0.9	154.0	3.1	161.2
Land and buildings	—	—	3.0	—
Impairment of properties and equipment	$0.9	$154.0	$6.1	$161.2

Impairment of proved and unproved properties. Due to a significant decline in commodity prices and a decrease in net-back realizations in the third quarter of 2015, we experienced a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded an impairment charge during the three months ended September 30, 2015 of $150.3 million to write-down our Utica Shale proved and unproved properties. Of this impairment charge, $24.7 million was recorded to write-down certain capitalized well costs on our Utica Shale proved producing properties. Additionally, as a result of the outlook for future commodity prices at that time, we recorded an impairment charge of $125.6 million to write-down all of our Utica Shale lease acquisition costs and pad development costs for pads not in production. Future deterioration of commodity prices could result in additional impairment charges to our crude oil and natural gas properties.

Amortization of individually insignificant unproved properties. Amounts relate to insignificant leases that were subject to amortization. The decreases in amortization during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 were due to an impairment in the third quarter of 2015 that significantly reduced the carrying value of our Utica Shale leases.

Land and buildings. The impairment charge for the nine months ended September 30, 2016 represents the excess of the carrying value over the estimated fair value, less the cost to sell, of a field operating facility in Greeley, Colorado, and 12 acres of land located adjacent to our Bridgeport, West Virginia, regional headquarters. The fair values of these assets were determined based upon estimated future cash flows from unrelated third-party bids, a Level 3 input.

PDC ENERGY, INC.

General and Administrative Expense

General and administrative expense increased $12.2 million to $32.5 million for the three months ended September 30, 2016 compared to $20.3 million for the three months ended September 30, 2015. The increase was primarily attributable to $11.3 million of fees and expenses related to the Delaware Basin Acquisition and a $1.2 million increase in payroll and employee benefits.

General and administrative expense increased $16.8 million to $78.9 million for the nine months ended September 30, 2016 compared to $62.1 million for the nine months ended September 30, 2015. The increase was primarily attributable to $11.3 million of fees and expenses related to the Delaware Basin Acquisition, a $4.5 million increase in payroll and employee benefits and a $0.6 million increase in costs for consulting and other professional services.

Depreciation, Depletion and Amortization Expense

Crude oil and natural gas properties. DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $112.1 million and $314.4 million for the three and nine months ended September 30, 2016 compared to $79.8 million and $203.5 million for the three and nine months ended September 30, 2015. The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

	September 30, 2016
	Three Months Ended	Nine Months Ended
	(in millions)
Increase in production	$32.0	$104.1
Increase in weighted-average depreciation, depletion and amortization rates	0.3	6.8
Total increase in DD&A expense related to crude oil and natural gas properties	$32.3	$110.9

The following table presents our DD&A expense rates for crude oil and natural gas properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Region/Area	2016	2015	2016	2015
	(per Boe)
Wattenberg Field	$19.17	$19.10	$20.42	$19.92
Utica Shale	9.59	10.08	10.52	11.49
Total weighted-average	18.66	18.44	19.94	19.22

Non-crude oil and natural gas properties. Depreciation expense for non-crude oil and natural gas properties was $0.9 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, compared to $1.2 million and $3.4 million for the three and nine months ended September 30, 2015, respectively.

Provision for Uncollectible Notes Receivable

During the first quarter of 2016, we recorded a provision for uncollectible notes receivable of $44.7 million to impair two third-party notes receivable whose collection was not reasonably assured. During the three months ended September 30, 2016, we subsequently collected a $0.7 million promissory note and reversed the related provision and allowance for uncollectible notes receivable. See Note 3, Fair Value of Financial Instruments - Notes Receivable, to our condensed consolidated financial statements included elsewhere in this report for additional information.

PDC ENERGY, INC.

Interest Expense

Interest expense increased $8.1 million and $7.4 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increases were primarily attributable to a $9 million charge for the bridge loan commitment related to the Delaware Basin Acquisition, partially offset by decreases in interest expense on the 2016 Convertible Notes as they matured in May 2016.

Interest Income

Interest income decreased $1.2 million and $1.8 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, as we ceased recognizing non-cash interest income on two third-party notes receivable.

Provision for Income Taxes

See Note 7, Income Taxes, to the accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the changes in our effective tax rate for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The effective tax rate of 34.0% and 37.1% benefit on loss for the three and nine months ended September 30, 2016, respectively, is based on forecasted pre-tax loss for the year adjusted for state tax, permanent differences and discrete items of tax. The forecasted full year effective tax rate has been applied to the quarter-to-date pre-tax loss resulting in a tax benefit for the period. Because the estimate of full-year income or loss may change from quarter to quarter, the effective tax rate for any particular quarter may not have a meaningful relationship to pre-tax income or loss for the quarter or the actual annual effective tax rate that is determined at the end of the year.

Our deferred income tax liability at September 30, 2016 decreased $99.1 million compared to December 31, 2015. This decrease is primarily attributable to the significant positive net settlements from derivatives during the nine months ended September 30, 2016 and the significant reduction in fair value of unsettled derivatives held at September 30, 2016, partially offset by the $15 million deferred tax liability for the equity component of the 2021 Convertible Notes issued in September 2016.

Net Loss/Adjusted Net Income (Loss)

Net loss for the three and nine months ended September 30, 2016 was $23.3 million and $190.3 million compared to net loss of $41.5 million and $71.3 million for the three and nine months ended September 30, 2015. Adjusted net loss, a non-U.S. GAAP financial measure, was $5.8 million and $47.7 million for the three and nine months ended September 30, 2016 compared to adjusted net loss of $75.9 million and $58.1 million for the same prior year periods. The components of the quarter-over-quarter and year-over-year changes in net loss are discussed above. These changes similarly impacted adjusted net loss, with the exception of the tax affected net change in fair value of unsettled derivatives. See Reconciliation of Non-U.S. GAAP Financial Measures, below, for a more detailed discussion of this non-U.S. GAAP financial measure.

Financial Condition, Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operating activities, our revolving credit facility, proceeds raised in debt and equity capital market transactions and asset sales. For the nine months ended September 30, 2016, our primary sources of liquidity were the net proceeds received from the March 2016 public offering of our common stock of $296.6 million, net proceeds from the Securities Issuances of approximately $1.1 billion, and net cash flows from operating activities of $360.8 million. We used a portion of the net proceeds of the March 2016 common stock offering to repay all amounts then outstanding on our revolving credit facility and the principal amount owed upon the maturity of the 2016 Convertible Notes in May 2016 and retained the remainder for general corporate purposes. The net proceeds from the Securities Issuances are expected to be used to fund a portion of the purchase price of the Delaware Basin Acquisition (see Note 6, Pending Acquisition), to pay related fees and expenses and for general corporate purposes.

Our primary source of cash flows from operating activities is the sale of crude oil, natural gas and NGLs. Fluctuations in our operating cash flows are substantially driven by commodity prices and changes in our production volumes. Commodity prices have historically been volatile and we manage this volatility through our use of derivative instruments. We enter into commodity derivative instruments with maturities of no greater than five years from the date of the instrument. The revolving credit agreement imposes limits on the amount of our production we can hedge, and we may choose not to hedge the maximum amounts permitted. Therefore, we may still have significant fluctuations in our cash flows from operating activities due to the remaining non-hedged portion of our future production. Given current commodity prices and our hedge position, we expect that positive net settlements on our derivative positions will continue to be a significant positive component of our 2016 cash flows from operations. As of September 30, 2016, the fair value of our derivatives was a net asset of $33.5 million. Based on the forward pricing strip at September 30, 2016, we would expect positive net settlements totaling approximately $39.3 million during the fourth quarter of 2016. However, based upon our current hedge position and assuming current strip pricing, in 2017 and thereafter our derivatives may no longer be a significant source of cash flow, and may result in cash outflows. For the nine months ended September 30, 2016 and 2015, net settled derivatives comprised approximately 47% and 57%, respectively, of our cash flows from operating activities. See Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, included elsewhere in this report for additional information regarding our derivatives positions by year of maturity.

Our working capital fluctuates for various reasons, including, but not limited to, changes in the fair value of our commodity derivative instruments and changes in our cash and cash equivalents due to our practice of utilizing excess cash to reduce the outstanding borrowings under

PDC ENERGY, INC.

our revolving credit facility. At September 30, 2016, we had working capital of $1,148.8 million compared to $30.7 million at December 31, 2015. The increase in working capital as of September 30, 2016 is primarily the result of an increase in cash and cash equivalents related to the Securities Issuances and the repayment of the 2016 Convertible Notes in May 2016, offset in part by a decrease in the fair value of unsettled derivatives.

In recent periods, including the first nine months of 2016, we have been able to access borrowings under our revolving credit facility and to obtain proceeds from the issuance of securities. We ended September 2016 with cash and cash equivalents of $1,197.7 million and availability under our revolving credit facility of $438.3 million, for a total liquidity position of $1,636 million, compared to $402.2 million at December 31, 2015. These amounts exclude an additional $250 million available under our revolving credit facility that will be available following the closing of the Delaware Basin Acquisition and may be available in other circumstances subject to certain terms and conditions of the agreement. The increase in liquidity of $1,233.8 million, or 306.8%, during the nine months ended September 30, 2016 was primarily attributable to net cash flows from operating activities of $360.8 million and net cash flows from financing activities of $1,284.8 million (including proceeds from the Securities Issuances), offset in part by cash paid for capital expenditures of $353.7 million. Our liquidity position was reduced by the cash payment of approximately $115 million upon the maturity of our 2016 Convertible Notes in May 2016. With our current derivative position, liquidity position and expected cash flows from operations, we believe that we have sufficient capital to fund the cash portion of the purchase price for the Delaware Basin Acquisition and our planned drilling operations for the next 12 months. We cannot, however, assure sources of capital available to us in the past will be available to us in the future.

In March 2015, we filed an automatic shelf registration statement on Form S-3 with the SEC. Effective upon filing, the shelf provides for the potential sale of an unspecified amount of debt securities, common stock or preferred stock, either separately or represented by depository shares, warrants or purchase contracts, as well as units that may include any of these securities or securities of other entities. The shelf registration statement is intended to allow us to be proactive in our ability to raise capital and to have the flexibility to raise such funds in one or more offerings should we perceive market conditions to be favorable. Pursuant to this shelf registration, we sold approximately four million shares of our common stock in March 2015 in an underwritten public offering at a price to us of $50.73 per share, approximately six million shares of our common stock in March 2016 in an underwritten public offering at a price to us of $50.11 per share and, in September 2016, approximately nine million shares of our common stock in an underwritten public offering at a price to us of $61.51 per share and $200 million principal amount of convertible notes in an underwritten offering at par.

In September 2016, we entered into a Third Amendment to the Third Amended and Restated Credit Agreement. The amendment, among other things, amends the revolving credit facility to permit the completion of the Delaware Basin Acquisition and, effective upon closing of the acquisition, adjusts the interest rate payable on amounts borrowed under the facility and increases the aggregate commitments under the facility from $450 million to $700 million (with the borrowing base remaining at $700 million). The maturity date of the revolving credit facility is May 2020. We had no outstanding balance on our revolving credit facility as of September 30, 2016. While we have added and expect to continue to add producing reserves through our drilling operations, the effect of any such reserve additions on our borrowing base could be offset by other factors including, among other things, a prolonged period of depressed commodity prices or regulatory pressure on lenders to reduce their exposure to exploration and production companies.
In October 2016, we entered into the Fourth Amendment to the Third Amended and Restated Credit Agreement. The amendment, among other things, reaffirmed our borrowing base at $700 million and made certain other immaterial modifications to the existing agreement, including an increase in the amount we can hedge of our future production.
Our revolving credit facility contains financial maintenance covenants. The covenants require that we maintain: (i) total debt of less than 4.25 times the trailing 12 months earnings before interest, taxes, depreciation, depletion and amortization, change in fair value of unsettled derivatives, exploration expense, gains (losses) on sales of assets and other non-cash, extraordinary or non-recurring gains (losses) ("EBITDAX") and (ii) an adjusted current ratio of at least 1.0 to 1.0. Our adjusted current ratio is adjusted by eliminating the impact on our current assets and liabilities of recording the fair value of crude oil and natural gas derivative instruments. Additionally, available borrowings under our revolving credit facility are added to the current asset calculation and the current portion of our revolving credit facility debt is eliminated from the current liabilities calculation. Effective upon closing of the Delaware Basin Acquisition, the maximum leverage ratio will be modified to a maximum of 4.00 to 1.00. At September 30, 2016, we were in compliance with all debt covenants with a 2.2 times debt to EBITDAX ratio and a 8.9 to 1.0 current ratio. We expect to remain in compliance throughout the next year.

The indentures governing our 2024 Senior Notes and 2022 Senior Notes contain customary restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (a) incur additional debt, (b) make certain investments or pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock, (c) sell assets, including capital stock of our restricted subsidiaries, (d) restrict the payment of dividends or other payments by restricted subsidiaries to us, (e) create liens that secure debt, (f) enter into transactions with affiliates and (g) merge or consolidate with another company. At September 30, 2016, we were in compliance with all covenants and expect to remain in compliance throughout the next year.

See Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, for our discussion of credit risk.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our derivative positions, operating costs and general and administrative expenses. Cash flows from operating activities increased by $77.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increases in natural gas and NGLs sales of $52.5 million, net settlements from our derivative positions of $5.4 million and crude oil, and

PDC ENERGY, INC.

the increase in changes in assets and liabilities of $45.2 million related to the timing of cash payments and receipts. These increases were offset in part by increases in general and administrative expenses of $16.8 million, transportation, gathering and processing expenses of $7 million and production taxes of $6.5 million. The key components for the changes in our cash flows provided by operating activities are described in more detail in Results of Operations above.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased $32.6 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to the same factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted EBITDA, a non-U.S. GAAP financial measure, decreased by $16.6 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily the result of recording a provision for uncollectible notes receivable of $44 million and the increases in transportation, gathering and processing expenses of $7 million, production taxes of $6.5 million and general and administrative expense of $16.8 million, offset in part by increases in crude oil, natural gas and NGLs sales of $52.5 million and net settlements from our derivative positions of $5.4 million. See Reconciliation of Non-U.S. GAAP Financial Measures, below, for a more detailed discussion of non-U.S. GAAP financial measures.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $448.8 million during the nine months ended September 30, 2016 was primarily related to cash utilized for our drilling operations, including completion activities of $353.7 million and a $100 million deposit toward the cash portion of the purchase price of the Delaware Basin Acquisition.

Financing Activities. Net cash from financing activities for the nine months ended September 30, 2016 increased by approximately $1,091.5 million compared to the nine months ended September 30, 2015. Net cash from financing activities of $1,284.8 million for the nine months ended September 30, 2016 was primarily related to the $855.1 million received from the issuances of our common stock, $392.3 million of proceeds from issuance of the 2024 Senior Notes and $194 million of proceeds from issuance of the 2021 Convertible Notes, partially offset by the $115 million payment of principal amounts owed upon the maturity of the 2016 Convertible Notes and net payments of approximately $37 million to pay down amounts borrowed under our revolving credit facility.

Drilling Activity

The following table presents our net developmental drilling activity for the periods shown. Productive wells consist of wells spud, turned-in-line and producing during the period. In-process wells represent wells that have been spud, drilled or are waiting to be completed and/or for gas pipeline connection during the period.

	Net Drilling Activity
	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
Operating Region/Area	Productive	In-Process	Dry (1)	Productive	In-Process	Dry (1)	Productive	In-Process	Dry (1)	Productive	In-Process	Dry (1)
Development Wells
Wattenberg Field, operated wells	34.7	40.1	—	26.5	52.8	1.1	87.4	40.1	0.4	75.0	52.8	2.1
Wattenberg Field, non-operated wells	1.8	2.2	—	1.2	4.9	—	5.0	2.2	—	5.4	4.9	—
Utica Shale	—	1.7	—	—	—	—	2.8	1.7	—	3.0	—	—
Total drilling activity	36.5	44.0	—	27.7	57.7	1.1	95.2	44.0	0.4	83.4	57.7	2.1
______________
(1) Represents mechanical failures that resulted in the plugging and abandonment of the respective wells.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to the accompanying condensed consolidated financial statements included elsewhere in this report.

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

Adjusted EBITDA. We define adjusted EBITDA as net income (loss), plus loss on commodity derivatives, interest expense, net of interest income, income taxes, impairment of properties and equipment, depreciation, depletion and amortization expense and accretion of asset retirement obligations, less gain on commodity derivatives and net settlements on commodity derivatives. Adjusted EBITDA is not a measure of financial performance or liquidity under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss), and should not be considered an indicator of cash flows reported in accordance with U.S. GAAP. Adjusted EBITDA includes certain non-cash costs incurred by the Company and does not take into account changes in operating assets and liabilities. Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. We believe adjusted EBITDA is relevant because it is a measure of our operational and financial performance, as well as a measure of our liquidity, and is used by our management, investors, commercial banks, research analysts and others to analyze such things as:

•	operating performance and return on capital as compared to our peers;

•	financial performance of our assets and our valuation without regard to financing methods, capital structure or historical cost basis;

•	our ability to generate sufficient cash to service our debt obligations; and

•	the viability of acquisition opportunities and capital expenditure projects, including the related rate of return.

PDC ENERGY, INC.

The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Adjusted cash flows from operations:
Adjusted cash flows from operations	$122.6	$122.7	$326.2	$293.6
Changes in assets and liabilities	40.4	13.8	34.6	(10.6)
Net cash from operating activities	$163.0	$136.5	$360.8	$283.0

Adjusted net loss:
Adjusted net loss	$(5.8)	$(75.9)	$(47.7)	$(58.1)
Gain (loss) on commodity derivative instruments	19.4	123.5	(62.3)	141.2
Net settlements on commodity derivative instruments	(47.7)	(68.0)	(167.9)	(162.5)
Tax effect of above adjustments	10.8	(21.1)	87.6	8.1
Net loss	$(23.3)	$(41.5)	$(190.3)	$(71.3)

Adjusted EBITDA to net loss:
Adjusted EBITDA	$128.7	$129.1	$297.4	$314.0
Gain (loss) on commodity derivative instruments	19.4	123.5	(62.3)	141.2
Net settlements on commodity derivative instruments	(47.7)	(68.0)	(167.9)	(162.5)
Interest expense, net	(20.1)	(10.7)	(40.9)	(31.8)
Income tax provision	12.0	21.2	112.2	40.6
Impairment of properties and equipment	(0.9)	(154.0)	(6.1)	(161.2)
Depreciation, depletion and amortization	(112.9)	(81.0)	(317.3)	(206.9)
Accretion of asset retirement obligations	(1.8)	(1.6)	(5.4)	(4.7)
Net loss	$(23.3)	$(41.5)	$(190.3)	$(71.3)

Adjusted EBITDA to net cash from operating activities:
Adjusted EBITDA	$128.7	$129.1	$297.4	$314.0
Interest expense, net	(20.1)	(10.7)	(40.9)	(31.8)
Stock-based compensation	4.1	4.8	15.2	14.3
Amortization of debt discount and issuance costs	9.9	1.8	12.9	5.3
Gain on sale of properties and equipment	(0.2)	(0.1)	—	(0.3)
Other	0.2	(2.2)	41.6	(7.9)
Changes in assets and liabilities	40.4	13.8	34.6	(10.6)
Net cash from operating activities	$163.0	$136.5	$360.8	$283.0

PDC ENERGY, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Sensitive Instruments and Risk Management

We are exposed to market risks associated with interest rate risks, commodity price risk and credit risk. We have established risk management processes to monitor and manage these market risks.

Interest Rate Risk

Changes in interest rates affect the amount of interest we earn on our interest bearing cash, cash equivalents and restricted cash accounts and the interest we pay on borrowings under our revolving credit facility. Our 2021 Convertible Notes, 2024 Senior Notes and 2022 Senior Notes have fixed rates, and therefore near-term changes in interest rates do not expose us to risk of earnings or cash flow loss; however, near-term changes in interest rates may affect the fair value of our fixed-rate debt.

As of September 30, 2016, our interest-bearing deposit accounts included money market accounts, certificates of deposit and checking and savings accounts with various banks. The amount of our interest-bearing cash, cash equivalents and restricted cash as of September 30, 2016 was $1,167 million with a weighted-average interest rate of 0.3%. Based on a sensitivity analysis of our interest-bearing deposits as of September 30, 2016 and assuming we had $1,167 million outstanding throughout the period, we estimate that a 1% increase in interest rates would have increased interest income for the nine months ended September 30, 2016 by approximately $8.7 million.

As of September 30, 2016, we had no outstanding balance on our revolving credit facility.

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

The following table presents our derivative positions related to crude oil and natural gas sales in effect as of September 30, 2016:

	Collars			Fixed-Price Swaps		Basis Protection Swaps
Commodity/ Index/ Maturity Period	Quantity (Gas - BBtu (1) Oil - MBbls)	Weighted-Average Contract Price		Quantity (Gas - BBtu (1) Oil - MBbls)	Weighted- Average Contract Price	Quantity (BBtu) (1)	Weighted- Average Contract Price	Fair Value September 30, 2016 (2) (in millions)
		Floors	Ceilings
Natural Gas
NYMEX
2016	900.0	$3.75	$4.04	7,805.0	$3.67	8,403.2	$(0.27)	$5.3
2017	7,920.0	3.59	4.13	27,290.0	3.55	12,000.0	(0.28)	17.0
2018	1,230.0	3.00	3.67	45,280.0	2.94	16,200.0	(0.28)	2.4

Total Natural Gas	10,050.0			80,375.0		36,603.2		24.7

Crude Oil
NYMEX
2016	435.0	77.59	97.55	930.0	72.21	—	—	34.0
2017	1,464.0	49.22	65.95	3,004.0	44.92	—	—	(15.1)
2018	1,512.0	41.85	54.31	1,512.0	51.06	—	—	(10.1)

Total Crude Oil	3,411.0			5,446.0		—		8.8
Total Natural Gas and Crude Oil								$33.5

____________

(1)	A standard unit of measurement for natural gas (one BBtu equals one MMcf).

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

PDC ENERGY, INC.

The following table presents average NYMEX and CIG closing prices for crude oil and natural gas for the periods identified, as well as average sales prices we realized for our crude oil, natural gas and NGLs production:

	Three Months Ended	Nine Months Ended	Year Ended
	September 30, 2016	September 30, 2016	December 31, 2015
Average Index Closing Price:
Crude oil (per Bbl)
NYMEX	$44.94	$41.33	$48.80
Natural gas (per MMBtu)
NYMEX	$2.81	$2.29	$2.66
CIG	2.47	1.98	2.44
TETCO M-2 (1)	1.47	1.31	1.49

Average Sales Price Realized:
Excluding net settlements on derivatives
Crude oil (per Bbl)	$42.11	$37.33	$40.14
Natural gas (per Mcf)	2.04	1.62	2.04
NGLs (per Bbl)	11.12	10.41	10.72
_____________
(1) TETCO M-2 is an index price upon which a majority of our natural gas produced in the Utica Shale is sold.

Based on a sensitivity analysis as of September 30, 2016, we estimate that a 10% increase in natural gas and crude oil prices, inclusive of basis, over the entire period for which we have derivatives in place, would have resulted in a decrease in the fair value of our derivative positions of $80.3 million, whereas a 10% decrease in prices would have resulted in an increase in fair value of $80.3 million.

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

Our Oil and Gas Exploration and Production segment's crude oil, natural gas and NGLs sales are concentrated with a few predominately large customers. This concentrates our credit risk exposure with a small number of large customers. Amounts due to our Gas Marketing segment are from a diverse group of entities, including major upstream and midstream energy companies, financial institutions and end-users in various industries. As natural gas prices continue to remain depressed, certain third-party producers under our Gas Marketing segment have begun and continue to experience financial distress, which has led to certain contractual defaults and litigation; however, to date, we have had no material counterparty default losses. We have initiated several legal actions for breach of contract, collection and related claims against certain third-party producers that are delinquent in their payment obligations, which have to date resulted in one default judgment. We expect this trend to continue for this segment.

A group of 42 independent West Virginia natural gas producers has filed a lawsuit in Marshall County, West Virginia, naming Dominion, certain entities affiliated with Dominion, and RNG as defendants, alleging various contractual, fiduciary and related claims against the defendants, all of which are associated with firm transportation contracts entered into by plaintiffs and relating to pipelines owned and operated by Dominion and its affiliates. RNG and Dominion have removed the case to the U.S. District Court for the Northern District of West Virginia and are preparing pre-trial pleadings, including an answer to the compliant and a motion to dismiss the case. At this time, RNG is unable to estimate any potential damages associated with the claims, but believes the complaint is without merit and intends to vigorously pursue its defense.

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

PDC ENERGY, INC.

Disclosure of Limitations

Because the information above included only those exposures that existed at September 30, 2016, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time, and interest rates and commodity prices at the time.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, we made no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our 2015 Form 10-K, except for the following:

If completed, the Delaware Basin Acquisition may not achieve its intended results and may result in us assuming unanticipated liabilities. To date, we have conducted only limited diligence regarding the assets and liabilities we would assume in the transaction.

We entered into the Delaware Basin Acquisition agreements with the expectation that the acquisition would result in various benefits, growth opportunities and synergies. Achieving the anticipated benefits of the transaction is subject to a number of risks and uncertainties. For example, under the acquisition agreements, we have the opportunity to conduct customary environmental and title due diligence following the execution of the agreements, but our diligence efforts to date have been limited. As a result, we may discover title defects or adverse environmental or other conditions of which we are currently unaware. Environmental, title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We would assume substantially all of the liabilities associated with the acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure you that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant. In addition, certain of the properties to be acquired are subject to consents to assign and preference rights. If all applicable waivers cannot be obtained, we may not be able to acquire certain properties as originally contemplated and our expected benefits of the acquisition may be adversely affected. Further, the acquisition agreements allow the sellers to include a specified amount of additional leases in the transaction, which would increase the purchase price. Also, it is uncertain whether our existing operations and the acquired properties and assets can be integrated in an efficient and effective manner.

As with other acquisitions, the success of the Delaware Basin Acquisition depends on, among other things, the accuracy of our assessment of the reserves and drilling locations associated with the acquired properties, future oil, NGL and natural gas prices and operating costs and various other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price for the acquisition from the sale of production from the property or recognize an acceptable return from such sales. See "-Risks Related to Our Business and the Industry-Acquisitions of properties are subject to the uncertainties of evaluating recoverable reserves and potential liabilities, including environmental uncertainties" in our 2015 Form 10-K. Although the properties to be acquired are subject to many of the risks and uncertainties to which our business and operations are subject, risks associated with the Delaware Basin Acquisition in particular include those associated with our ability to operate efficiently in an area where we have no current operations, the significant size of the transaction relative to our existing operations, the fact that a substantial majority of the properties to be acquired are undeveloped and the additional indebtedness we have incurred in connection with the acquisition. We also expect that pursuing our future development plans for the properties to be acquired will require capital in excess of our projected cash flows from operations for some period of time beginning in 2017, which may increase our need for external financing.

In addition, the integration of operations following the Delaware Basin Acquisition will require substantial attention from our management and other personnel, which may distract their attention from our day-to-day business and operations and prevent us from realizing benefits from other opportunities. Completing the integration process may be more expensive than anticipated, and we cannot assure you that we will be able to effect the integration of these operations smoothly or efficiently or that the anticipated benefits of the transaction will be achieved.

The reserves, production and drilling locations estimates with respect to the properties to be acquired in the Delaware Basin Acquisition may differ materially from the actual amounts.

The reserves, production and drilling locations estimates with respect to the properties to be acquired in the Delaware Basin Acquisition are based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines. Such analysis is based, in significant part, on data provided by the sellers. We cannot assure you that these estimates are accurate. After such data is further reviewed by us and our independent engineers, the actual reserves, production and number of viable drilling locations may differ materially from our expectations.

We have incurred significant transaction-related costs in connection with the Delaware Basin Acquisition and the related financing transactions.

We have incurred a number of significant transaction-related costs associated with the Delaware Basin Acquisition and the related financing transactions. We continue to assess the magnitude of these costs and additional unanticipated costs, including costs incurred in the integration of the properties to be acquired, which may be significant.

Failure to complete the Delaware Basin Acquisition could negatively affect our stock price as well as our business and financial results.

Closing of the Delaware Basin Acquisition is subject to a number of conditions. If the Delaware Basin Acquisition is not completed, we will be subject to a number of risks, including but not limited to the following:

•	We must pay costs related to the acquisition including, among others, legal, accounting and financial advisory fees, whether the acquisition is completed or not.

•	In some circumstances set forth in the acquisition agreements, we could be required to forfeit the $100 million aggregate deposit we made at the time the agreements were executed.

•	We may experience negative reactions from the financial markets.

•	We could be subject to litigation related to the failure to complete the acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

July 1 - 31, 2016	19,261	$54.38
August 1 - 31, 2016	440	55.48
September 1 - 30, 2016	—	—
Total third quarter purchases	19,701	54.40

__________

(1)	Purchases primarily represent shares purchased from employees for the payment of their tax liabilities related to the vesting of securities issued pursuant to our stock-based compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION - None.

PDC ENERGY, INC.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Fourth Amendment to Third Amendment and Restated Credit Agreement					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract or compensatory arrangement.
** Furnished herewith.

PDC ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: November 3, 2016	/s/ Barton R. Brookman
Barton R. Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Chief Accounting Officer
(principal financial officer)