Form 10-K/A
period 2017-12-31
PDC ENERGY, INC.
filed 2018-05-01
CIK 77877

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

DOCUMENTS INCORPORATED BY REFERENCE

We hereby incorporate by reference into this document the information required by Part III of this Form, which appears in our definitive proxy statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on April 19, 2018 for our 2018 Annual Meeting of Stockholders.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A ("Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on February 27, 2018 (the "Form 10-K"). The sole purpose of this Amendment is to correct an inadvertent error in the Extensible Business Reporting Language ("XBRL") information filed on Exhibit 101 to the original Form 10-K.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures in the Form 10-K that may be affected by such events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC ENERGY, INC.

By: /s/ Barton R. Brookman
Barton R. Brookman
President and Chief Executive Officer

May 1, 2018

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

2.1	Plan of Conversion, dated June 5, 2015, by PDC Energy, Inc. (the "Company").	8-K12B	001-37419	2.1	6/8/2015

2.2	Stock Purchase and Sale Agreement, dated August 23, 2016, by and among the seller parties thereto, Kimmeridge Energy Management Company GP, LLC, Arris Petroleum Corporation, and PDC Energy, Inc.	8-K	001-37419	2.1	8/24/2016

2.3	Asset Purchase and Sale Agreement, dated August 23, 2016, by and among 299 Resources, LLC, 299 Production, LLC, 299 Pipeline, LLC, Kimmeridge Energy Management Company GP, LLC and PDC Energy, Inc.	8-K	001-37419	2.2	8/24/2016

3.1	Certificate of Incorporation of the Company.	8-K12B	001-37419	3.1	6/8/2015

3.2	By-laws of the Company.	8-K12B	001-37419	3.2	6/8/2015

4.1	Form of Common Stock Certificate of the Company.	10-K	001-37419	4.1	2/28/2017

4.2	Indenture, dated as of November 29, 2017, by and between PDC Energy, Inc., PDC Permian, Inc., a subsidiary guarantor of the Company, and U.S. Bank Trust National Association, as Trustee, relating to the 5.750% Senior Notes due 2026.	8-K	001-37419	4.1	11/29/2017

4.3	Base Indenture, dated as of September 14, 2016, by and between the Company and U.S. Bank Trust National Association, as Trustee.	8-K	001-37419	4.1	9/14/2016

4.4	First Supplemental Indenture, dated as of September 14, 2016, by and between the Company and U.S. Bank Trust National Association, as Trustee, relating to the 1.125% Convertible Senior Notes due 2021.	8-K	001-37419	4.2	9/14/2016

4.5	Indenture, dated as of September 15, 2016, by and between PDC Energy, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 6.125% Senior Notes due 2024.	8-K	001-37419	4.1	9/15/2016

10.1	Form of Indemnification Agreement.	8-K	000-07246	10.1	6/8/2015

10.2	401(k) and Profit Sharing Plan, as amended on January 4, 2016.	10-K	001-37419	10.2	2/28/2017

10.3	Amended and Restated Non-Employee Director Deferred Compensation Plan.	10-K	001-37419	10.3	2/27/2018

10.4	2004 Long-Term Equity Compensation Plan amended and restated as of March 8, 2008 ("2004 Plan").	10-K	000-07246	10.26	2/27/2009

10.4.1	Summary of 2010 Stock Appreciation Rights and Restricted Stock Awards under the 2004 Plan.	8-K	000-07246		4/23/2010

10.5	Amended and Restated 2010 Long-Term Equity Compensation Plan, as amended.	10-K	001-37419	10.5	2/22/2016

10.6	Executive Severance Compensation Plan, as amended.	10-K	001-37419	10.6	2/22/2016

10.7	Form of 2011 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.2	2/21/2014

10.7.1	Form of 2013 Performance Share Agreement.	10-K	000-07246	10.9	2/27/2013

10.7.2	Form of 2013 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.10	2/27/2013

10.7.3	Form of 2014 Performance Share Agreement.	10-K	000-07246	10.5.4	2/19/2015

10.7.4	Form of 2014 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.5	2/19/2015

10.7.5	Form of 2015 Performance Share Agreement.	10-K	000-07246	10.5.6	2/19/2015

10.7.6	Form of 2015 Restricted Stock Unit Agreement.	10-K	000-07246	10.5.7	2/19/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.7.7	Form of 2015 Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.8	2/19/2015

10.7.8	Form of 2016 Performance Share Agreement.	10-K	001-37419	10.7.8	2/22/2016

10.9	Employment Agreement with Daniel W. Amidon, General Counsel and Corporate Secretary, dated as of April 19, 2010.	8-K	000-07246	10.3	4/23/2010

10.10	Employment Agreement with Lance A. Lauck, Senior Vice President of Business Development, dated as of April 19, 2010.	8-K	000-07246	10.4	4/23/2010

10.11	Third Amended and Restated Credit Agreement dated as of May 21, 2013, among PDC Energy, Inc. as Borrower, Riley Natural Gas Company, a Subsidiary of PDC Energy, Inc., as Guarantor, JP Morgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities LLC as Sole Bookrunner and Co-Lead Arranger, Wells Fargo Bank, N.A. as Syndication Agent, and Wells Fargo Securities, LLC as Co-Lead Arranger, and Certain Lenders.	8-K	000-07246	10.1	5/28/2013

10.11.1	First and Second Amendments to Third Amended and Restated Credit Agreement dated as of May 14, 2014 and September 30, 2015, respectively, among PDC Energy, Inc. as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.	10-K	001-37419	10.11.1	2/22/2016

10.11.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated as of September 6, 2016, among the Company, as Borrower, certain Subsidiaries of the Company, as Guarantors, the lenders from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.	8-K	001-37419	10.1	9/8/2016

10.11.3	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of October 14, 2016, among the Company, as Borrower, certain Subsidiaries of the Company, as Guarantors, the lenders from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.	10-Q	001-37419	99.1	11/3/2016

10.11.4	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 10, 2017, among the Company, as Borrower, certain Subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	8-K	001-37419	10.1	5/16/2017

10.11.5	Sixth Amendment to the Third Amended and Restated Credit Agreement, dated as of October 6, 2017, among the Company, as Borrower, certain Subsidiaries of the Company, as Guarantors, the lenders from time to time party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.	10-Q	001-37419	10.1	11/7/2017

10.12	Change of Control and Severance Plan.	10-K	001-37419	10.14	2/28/2017

10.12.1	Amendment to the PDC Energy Change of Control and Severance Plan.	10-K	001-37419	10.14.1	2/28/2017

10.13	Registration Rights Agreement, dated as of September 15, 2016, by and between PDC Energy, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 6.125% Senior Notes due 2024.	8-K	001-37419	10.2	9/15/2016

10.14	Investment Agreement, dated December 6, 2016, by and among the Investor parties identified therein and PDC Energy, Inc. (relating to the Stock Purchase and Sale Agreement).	8-K	001-37419	10.1	12/7/2016

10.15	Investment Agreement, dated December 6, 2016, by and among the Investor parties identified therein and PDC Energy, Inc. (relating to the Asset Purchase and Sale Agreement).	8-K	001-37419	10.2	12/7/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.16	Purchase Agreement, dated as of November 14, 2017, by and between 10.PDC Energy, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named therein, and PDC Permian, Inc., a subsidiary guarantor of the Company, relating to the 5.750% Senior Notes due 2026.	8-K	001-37419	10.1	11/17/2017

10.17	Registration Rights Agreement, dated as of November 29, 2017, by and between PDC Energy, Inc., PDC Permian, Inc., a subsidiary guarantor of the Company, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, relating to the 5.750% Senior Notes due 2026.	8-K	001-37419	10.1	11/29/2017

12.1	Computation of Ratio of Earnings to Fixed Charges.	10-K	001-37419	12.1	2/27/2018

21.1	Subsidiaries.	10-K	001-37419	21.1	2/27/2018

23.1	Consent of PricewaterhouseCoopers LLP.	10-K	001-37419	23.1	2/27/2018

23.2	Consent of Ryder Scott Company, L.P., Petroleum Consultants.	10-K	001-37419	23.2	2/27/2018

23.3	Consent of Netherland, Sewell & Associates, Inc., Petroleum Consultants.	10-K	001-37419	23.3	2/27/2018

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37419	31.1	2/27/2018

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37419	31.2	2/27/2018

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	10-K	001-37419	32.1	2/27/2018

99.1	Report of Independent Petroleum Consultants - Ryder Scott Company, L.P.	10-K	001-37419	99.1	2/27/2018

99.2	Report of Independent Petroleum Consultants - Netherland, Sewell & Associates, Inc.	10-K	001-37419	99.2	2/27/2018

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

4