Form 10-K
period 2019-12-31
PDC ENERGY, INC.
filed 2020-02-27
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of our common stock held by non-affiliates on June 30, 2019 was $2.3 billion (based on the closing price of $36.06 per share as of the last business day of the fiscal quarter ending June 30, 2019).

As of February 18, 2020, there were 100,121,539 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We hereby incorporate by reference into this document the information required by Part III of this Form, which will appear in our definitive proxy statement filed pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders.

PDC ENERGY, INC.
2019 ANNUAL REPORT ON FORM 10-K

PART I

REFERENCES TO THE REGISTRANT

Unless the context otherwise requires, references in this report to "PDC," the "Company," "we," "us," "our" or "ours" refer to the registrant, PDC Energy, Inc. and our wholly-owned subsidiaries consolidated for the purposes of our financial statements. PDC Energy, Inc. is a Delaware corporation, having reincorporated from Nevada in 2015.

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

•	impact of recent regulatory developments in Colorado with respect to additional permit scrutiny;

•	declines in the value of our crude oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of estimated reserves and production rates;

•	potential for production decline rates from our wells being greater than expected;

•	timing and extent of our success in discovering, acquiring, developing and producing reserves;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport our production and the impact of these facilities and regional capacity on the prices we receive for our production;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the drilling and operation of crude oil and natural gas wells;

•	difficulties in integrating our operations as a result of any significant acquisitions, including the merger with SRC Energy, Inc. ("SRC"), or acreage exchanges;

•	increases or changes in costs and expenses;

•	limitations in the availability of supplies, materials, contractors and services that may delay the drilling or completion of our wells;

•	potential losses of acreage due to lease expirations or otherwise;

•	future cash flows, liquidity and financial condition;

•	competition within the oil and gas industry;

•	availability and cost of capital;

•	our success in marketing crude oil, natural gas and NGLs;

•	effect of crude oil, natural gas and NGLs derivatives activities;

•	impact to our operations, personnel retention, strategy, stock price and expenses caused by the actions of activist shareholders;

•	impact of environmental events, governmental and other third-party responses to such events and our ability to insure adequately against such events;

•	cost of pending or future litigation;

•	effect that acquisitions we may pursue have on our capital requirements;

•	our ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for our future operations.

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

The following map presents the general locations of our development and production activities as of December 31, 2019:

The following table presents selected information regarding our results of operations for the periods presented:

	Year Ended/As of
	December 31,		Percent Change
	2019	2018	2019-2018
	(production and reserves in MMBoe, dollars in millions)
Wells:
Gross productive wells	2,649	2,876	(7.9)%
Net productive wells	2,101	2,284	(8.0)%
Horizontal percentage	48%	39%	23%
Gross operated wells turned-in-line	135	165	(18.2)%
Net operated wells turned-in-line	125	151	(17.2)%
Production:
Wattenberg Field	38.0	30.7	23.9%
Delaware Basin	11.4	9.4	22.1%
Utica Shale (1)	—	0.1	*
Total	49.4	40.2	23.0%
Reserves:
Proved reserves	610.9	544.9	12.1%
Proved developed reserves percentage	35%	33%	6%
Standardized measure	$3,310	$4,448	(25.6)%
PV-10 (2)	$3,837	$5,321	(27.9)%

Liquidity	$1,291.0	$1,268.9	1.7%
Leverage ratio	1.4	1.4	—%

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

Acquisition

In January 2020, we merged with SRC in a transaction valued at $1.7 billion, inclusive of SRC's net debt (the “SRC Acquisition”). We issued approximately 39 million shares of our common stock to SRC shareholders and holders of SRC equity awards, reflecting the issuance of 0.158 of a share of our common stock in exchange for each outstanding share of SRC common stock and the cancellation of outstanding SRC equity awards pursuant to the merger agreement that we entered into with SRC (the "Merger Agreement").

The following table presents selected information regarding our and SRC's operations as of and for the year ended December 31, 2019:

	Year Ended/As of December 31, 2019
	PDC	SRC	Combined
	(production in MBoe, reserves in MMBoe and dollars in millions)
Wells:
Gross productive wells	2,649	1,529	4,178
Net productive wells	2,101	958	3,059

Production:
Crude oil (MBbls)	19,166	9,813	28,979
Natural gas (MMcf)	115,950	49,471	165,421
NGLs (MBbls)	10,923	4,526	15,449
Crude oil equivalent (MBoe)	49,414	22,584	71,998
Average Boe per day (Boe)	135,381	61,874	197,255
Crude oil production percentage	38.8%	43.5%	40.2%

Reserves:
Proved reserves (1)	610.9	295.0	905.9
Proved developed reserves percentage	35%	42%	37%
Crude oil and condensate percentage	32%	27%	31%

(1) Estimated reserve information for SRC is based on assumed realized prices of $50.17 per Bbl of crude oil, $1.69 per Mcf of natural gas and $9.67 per Bbl of NGLs and SRC's development plan for the related properties. The estimates are not included in the Ryder Scott
Company, L.P. ("Ryder Scott") or Netherland, Sewell, & Associates, Inc. ("NSAI") reports for our properties described below in "Properties -
Proved Reserves" and are subject to the risks and uncertainties described in "Risk Factors - Risks Relating to Our Business and Industry - Our
estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves."

2020 Strategic Focus

Our planned 2020 capital investments in crude oil and natural gas properties, which we expect to be between $1.0 billion and $1.1 billion, are focused on continued execution of our development plans in the Wattenberg Field, including acreage received in the SRC Acquisition, and Delaware Basin. In allocating our planned expenditures, we consider, among other things, cost efficiencies, midstream capacities and netback pricing, expected future cash flows and rates of return, the political environment and our remaining drilling location inventory in order to best meet our short- and long-term corporate strategy. We are committed to our disciplined approach to managing our development plans. Should commodity pricing or the operating environment deteriorate, we may determine that an adjustment to our development plan is appropriate.

Based on our current production forecast for 2020 and assumed average New York Mercantile Exchange (“NYMEX”) prices of $52.50 per Bbl of crude oil and $2.00 per Mcf of natural gas and an assumed average composite price of $11.00 per Bbl for NGLs, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by approximately $250 million. Assuming consistent realization percentages, we estimate that for every:

•	$2.50 change in the NYMEX crude oil price from $52.50, our adjusted cash flows from operations would increase or decrease by approximately $30 million;

•	$0.25 change in the NYMEX natural gas price from $2.00, our adjusted cash flows from operations would increase or decrease by approximately $20 million; and

•	$1.00 change in the composite price for NGLs from $11.00, our adjusted cash flows from operations would increase or decrease by approximately $20 million.

We may revise our 2020 capital investment program during the year as a result of, among other things, changes in commodity prices and/or our internal long-term outlook for commodity prices, the cost of services for drilling and well completion activities, requirements to hold acreage, drilling results, changes in our borrowing capacity, a significant change in cash flows, regulatory issues, availability of midstream infrastructure and services, requirements to maintain continuous activity on leaseholds or acquisition and/or divestiture opportunities.

Long-Term Business Strategy and Key Strengths

Our long term business strategy focuses on creating shareholder value by delivering attractive returns from responsible development of our crude oil and natural gas properties, maintaining financial strength, generating sustainable cash flows from operations in excess of our capital investments in crude oil and natural gas properties and returning capital to shareholders. We seek to create long-term shareholder value through the following:

•
Strong financial position. We maintain a disciplined financial strategy that focuses on strong liquidity, low leverage ratios and an active commodity derivative program to help mitigate a portion of the risk associated with commodity price fluctuations. We believe that execution of this strategy will allow us to deliver strong corporate returns year-over-year, even through challenging commodity price environments. As of December 31, 2019, we had total liquidity of $1.3 billion, a leverage ratio, as defined in our revolving line of credit facility agreement, of 1.4 and commodity derivative positions covering approximately 10.8 MMBbls and 3.2 MMBbls of crude oil production for 2020 and 2021, respectively. As of the same date, we had hedged approximately 4.0 Bcf of natural gas production for 2020.

•
Focus on generating sustainable cash flows from operations in excess of capital investments. We are focused on generating multi-year sustainable cash flows from operations in excess of our capital investments through managing capital spending and growth rates, adjusting the timing of completion of our inventory of drilled uncompleted wells ("DUCs"), utilizing commodity derivative instruments, focusing on margin improvement from reductions in our cost structure and through increased capital efficiency from technological innovation.

•
Return of capital to shareholders. We are focused on returning capital to shareholders through our ongoing share repurchase program and a focus on debt reduction. Through February 24, 2020, we have repurchased an aggregate 5.3 million shares of our outstanding common stock for a total cost of $166.9 million. Through successful execution of our business plan, our projected cash flows are expected to position us to deliver on our commitment to return capital to shareholders.

•
Significant operational control in our core areas. We have, and expect to continue to have, a substantial degree of operational control over our properties. As a result of successfully executing our strategy of acquisitions and acreage trades in our core areas of operations, we have built multiple concentrated acreage positions with high working interests that we believe will allow us to enhance the value of our assets and replenish our drilling inventory. Including wells that we received in the SRC Acquisition, we currently operate approximately 78 percent of all the wells in which we have an interest. This operational control allows us to better manage our drilling, production, operating and administrative costs and to leverage our technical expertise in our core operating areas. Our leaseholds that are held by production further enhance our operational control by providing us with additional flexibility on the timing of drilling of those locations.

•
Project inventory in two premier crude oil, natural gas and NGL plays. We have a substantial multi-year inventory of high-quality horizontal drilling opportunities across two premier U.S. onshore basins: the Wattenberg Field in Weld County, Colorado and the Delaware Basin in Reeves County, Texas. Our portfolio has a proven record of delivering strong and repeatable economic returns and provides us the ability to allocate capital investments and manage risk as each basin has its own operating and competitive dynamic in terms of commodity price markets, service costs, takeaway capacity and regulatory and political considerations. We have a disciplined development program that seeks to expand our project inventory through testing new intervals and considering various spacing configurations. We believe our project inventory will allow us to achieve attractive rates of return and grow our proved reserves and production in a sustainable fashion. Such expected returns on drilling can vary well by well and are based upon many factors, including but not limited to, commodity prices and well development and operating costs.

•
Efficiency through technology and consolidation. Technological innovation has led to continued improvement in our drilling and completion times. We are utilizing technology to improve the efficiency of our horizontal drilling and completion operations in the Wattenberg Field. In the Delaware Basin, we continue to make progress towards improved capital efficiency through various drilling initiatives and completion designs. The technology associated with our completions process continues to improve as we design wellbore placement and stage spacing and, in the Wattenberg Field, increase the completed lateral length of our wells. In addition, completion equipment, perforation clusters, fluid and sand type and concentration decisions continue to result in more efficient recoveries of crude oil and natural gas reserves. As with our drilling operations, we are currently working toward using the expertise we have developed in the Wattenberg Field to increase the efficiency of our Delaware Basin completions activities. Additionally, acreage consolidation, particularly in the Wattenberg Field, increases our ability to drill longer length lateral wells. Longer laterals allow us to develop our properties with a smaller number of wells and less truck traffic, with resulting benefits for our operations and for the communities in which we operate.

•
Strong environmental, health and safety compliance programs and community outreach. We have focused on establishing effective environmental, health and safety programs that are intended to promote safe working practices for our employees and contractors and to help earn the trust and respect of land owners, regulatory agencies and public officials. This is an important part of our strategy in effectively operating in today’s intensive regulatory climate. For the year ended December 31, 2019, we achieved our strategic priorities around our environment, health and safety programs. We are also dedicated to being an active and contributing member of the communities in which we operate. We share our success with these communities in various ways, including charitable giving and community event sponsorships.

•
Experienced management team with proven track record. We have a strong executive management team that has an average of 25 years of experience in the oil and gas industry. Collectively, this experience includes technical, operational, commercial, financial and strategic aspects of the oil and gas industry. This team has a proven track record of executing on value-added capital investment programs that have been implemented with a focus on financial discipline and improving on an already strong balance sheet, while growing production and proved reserves. Additionally, our team's experience has helped us continue to achieve our strategic objectives through periods of commodity price volatility, cost inflation and other challenging operating environments.

Operating Areas

Wattenberg Field. In the Wattenberg Field, we have identified a gross operated inventory of approximately 1,600 horizontal drilling locations (including locations received as part of the SRC Acquisition) that we expect to generate acceptable rates of return based on forward strip pricing, with an average lateral length of approximately 8,300 feet. In addition to these drilling locations, we entered 2020 with approximately 230 gross operated DUCs, including 88 gross operated DUCs received as part of the SRC Acquisition. Our Wattenberg Field horizontal drilling locations have been substantially de-risked through multiple years of successful development in the field. We continue to analyze and test various wellbore spacing configurations in areas of the field that we believe have the potential to increase our gross operated inventory. Substantially all of our Wattenberg Field acreage is held by production. Wells in the Wattenberg Field typically have productive horizons at depths of approximately 6,500 to 7,500 feet below the surface.

Delaware Basin. In the Delaware Basin, we have identified a gross operated inventory of approximately 190 horizontal drilling locations that we expect to generate acceptable rates of return based on forward strip pricing, primarily targeting the Wolfcamp A and Wolfcamp B zones, within the oilier eastern and north central portions of our acreage. The average lateral length of these locations is approximately 8,600 feet, compared to an average lateral length of approximately 7,900 feet as of year-end 2018. Some of these locations are within untested target zones that may be subject to a higher degree of uncertainty or may depend upon additional delineation and testing. Our gross operated inventory in the Delaware Basin decreased from year-end 2018, primarily due to the removal of several standard-reach lateral, higher gas-to-oil ratio locations that were negatively impacted by decreased NYMEX natural gas pricing and higher Waha natural gas differentials. We continue to pursue various business development initiatives, with a focus on acreage swaps and joint development projects, designed to increase our Delaware Basin project inventory by establishing longer lateral drilling units capable of delivering attractive economic returns. In addition to these drilling locations, we entered 2020 with approximately 27 gross operated DUCs. Wells in the Delaware Basin typically have productive horizons at depths of approximately 8,000 to 11,500 feet below the surface.

Midstream Asset Divestitures

In the second quarter of 2019, we sold Delaware Basin produced water gathering and disposal, crude oil gathering and natural gas gathering assets (the "Midstream Asset Divestitures") for an aggregate cash purchase price of $345.6 million, subject to certain customary post-closing adjustments, plus potential future long-term incentive payments. We do not currently expect to meet the conditions to receive these incentive payments. Concurrent with the Midstream Asset Divestitures, we entered into agreements with the purchasers which provide us with certain gathering, processing, transportation and water disposal services. Proceeds were allocated first to the assets sold based upon the fair values of the tangible assets, with $179.6 million allocated to the acreage dedication agreements.

Significant Customers

Our most significant customers are Occidental Marketing, Inc., DCP Midstream, LP ("DCP"), Mercuria Energy Trading, Inc. and United Energy Trading, LLC. Sales to each of these customers contributed more than 10 percent of our 2019 revenues. However, given the liquidity in the market for the sale of hydrocarbons, we believe that the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers.

Properties

Productive Wells

The following table presents our productive wells:

	Productive Wells
	As of December 31, 2019
	Crude Oil		Natural Gas		Total
Operating Region/Area	Gross	Net	Gross	Net	Gross	Net
Wattenberg Field (1)	1,163	809.7	1,385	1,212.8	2,548	2,022.5
Delaware Basin	48	27.6	53	50.7	101	78.3
Total productive wells	1,211	837.3	1,438	1,263.5	2,649	2,100.8

(1) Amounts do not include 950 gross (516 net) productive crude oil wells or 579 gross (442 net) productive natural gas wells received in the
SRC Acquisition.

Proved Reserves

The following table presents our proved reserve estimates as of December 31, 2019, based on reserve reports prepared by our independent petroleum engineering consulting firms, Ryder Scott and NSAI and related information:

	Proved Reserves at December 31, 2019
	Proved Reserves (MMBoe)		% of Total Proved Reserves	% Proved Developed	% Liquids	Proved Reserves to Production Ratio (in years)(2)	2019 Production (MBoe)

Wattenberg Field	492.1	(1)	81%	33%	55%	13.0	37,984
Delaware Basin	118.8		19%	44%	69%	10.4	11,430
Total	610.9		100%	35%	57%	12.4	49,414

(1) Amount does not include 295.0 MMBoe of proved reserves received in the SRC Acquisition.
(2) Based on 2019 PDC production.

Our proved reserves are sensitive to future crude oil, natural gas and NGLs sales prices and the related effect on the economic productive life of producing properties. Increases in commodity prices may result in a longer economic productive life of a property or the recognition of more economically viable proved undeveloped ("PUD") reserves, while decreases in commodity prices may result in corresponding negative impacts. All of our proved reserves are located in the U.S.

Controls Over Reserve Report Preparation. Our proved reserve estimates are prepared using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and other applicable SEC rules. Inputs and major assumptions related to our proved reserves are reviewed annually by an internal team composed of reservoir engineers, geologists, land and management for adherence to SEC guidelines through a detailed review of land and accounting records, available geological and reservoir data and production performance data. The internal team compiles the reviewed data and forwards the applicable data to Ryder Scott or NSAI. Our proved reserves in the Wattenberg Field as of December 31, 2019 were estimated by Ryder Scott and our proved reserves in the Delaware Basin as of that date were estimated by NSAI.

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

Letters which identify the professional qualifications of the individuals at Ryder Scott and NSAI who are responsible for overseeing the preparation of our reserve estimates as of December 31, 2019 have been filed as Exhibits 99.1 and 99.2 to this report.

Internally, the professional qualifications of our lead engineer primarily responsible for overseeing the preparation of our reserve estimates, as defined in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information as promulgated by the Society of Petroleum Engineers, qualifies this individual as a Reserve Estimator. This person holds a Masters of Petroleum Engineering from the Colorado School of Mines and a Bachelors of Geology from the University of Colorado and has over 19 years of oil and gas experience.

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

The indicated index prices for our reserves, by commodity, are presented below.

	Average Benchmark Prices (1)
As of December 31,	Crude Oil (per Bbl) (2)	Natural Gas (per Mcf) (2)	NGLs (per Bbl) (3)

2019	$55.69	$2.58	$55.69
2018	65.56	3.10	65.56
2017	51.34	2.98	51.34

The netted back price used to estimate our reserves, by commodity, are presented below.

	Price Used to Estimate Reserves (4)
As of December 31,	Crude Oil (per Bbl)	Natural Gas (per Mcf)	NGLs (per Bbl)

2019	$52.63	$1.50	$12.21
2018	61.14	2.15	23.04
2017	48.68	2.31	20.21

(1)	Per SEC rules, the pricing used to prepare the proved reserves is based on the unweighted arithmetic average of the first of the month prices for the preceding 12 months.
(2) Our benchmark prices for crude oil and natural gas are West Texas Intermediate ("WTI") and Henry Hub, respectively.

(3)	For NGLs, we use the NYMEX crude oil price as a reference for presentation purposes.

(4)	These prices are based on the index prices and are net of basin differentials, transportation fees, contractual adjustments and Btu adjustments we experienced for the respective commodity.

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

The following tables provide information regarding our estimated proved reserves:

	As of December 31,
	2019	2018	2017
Proved reserves
Crude oil and condensate (MMBbls)	197	190	155
Natural gas (Bcf)	1,558	1,336	1,154
NGLs (MMBbls)	154	132	106
Total proved reserves (MMBoe)	611	545	453

Proved developed reserves (MMBoe)	214	180	143

Estimated undiscounted future net cash flows (in millions) (1)	$5,896	$7,735	$5,453

Standardized measure (in millions)	$3,310	$4,448	$2,880

PV-10 (in millions) (2)	$3,837	$5,321	$3,212

(1)
Amount represents aggregate undiscounted future net cash flows, before income taxes, estimated by Ryder Scott and NSAI, of approximately $6.8 billion, $9.1 billion and $6.2 billion as of December 31, 2019, 2018 and 2017, respectively, less an internally-estimated undiscounted future income tax expense of approximately $0.9 billion, $1.4 billion and $0.7 billion, respectively.

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

The additions to our proved reserves at December 31, 2019 as compared to December 31, 2018 were primarily a result of an extended reserve life in the Delaware Basin due to an improved operating cost structure, increased production forecasts for Wattenberg Field proved developed wells due to improved line pressures and an addition of proved undeveloped locations in the Wattenberg Field.

The following table presents our estimated proved developed and undeveloped reserves by category and area:

	As of December 31, 2019
Operating Region/Area	Crude Oil and Condensate (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Crude Oil Equivalent (MMBoe)	Percent
Proved developed
Wattenberg Field	47.1	443.4	40.7	161.7	26%
Delaware Basin	19.1	110.8	14.7	52.3	9%
Total proved developed	66.2	554.2	55.4	214.0	35%
Proved undeveloped
Wattenberg Field	94.6	891.7	87.2	330.4	54%
Delaware Basin	36.4	111.9	11.4	66.5	11%
Total proved undeveloped	131.0	1,003.6	98.6	396.9	65%
Total proved reserves
Wattenberg Field	141.7	1,335.1	127.9	492.1	81%
Delaware Basin	55.5	222.7	26.1	118.8	19%
Total proved reserves	197.2	1,557.8	154.0	610.9	100%

Proved Reserves Sensitivity Analysis. We have performed an analysis of our proved reserve estimates as of December 31, 2019 to present sensitivity associated with a lower crude oil price as the value of crude oil influences the value of our proved reserves and PV-10 most significantly. Replacing the 2019 NYMEX price for crude oil used in estimating our reported proved reserves with $50.00 as shown on the table below, and leaving all other parameters unchanged, results in changes to our estimated proved reserves as shown.

	Pricing Scenario - NYMEX
	Crude Oil (per Bbl)	Natural Gas (per MMBtu)	Proved Reserves (MMBoe)	% Change from December 31, 2019 Estimated Reserves	PV-10 (in Millions)	PV-10 % Change from December 31, 2019 Estimated Reserves
2019 SEC Reserve Report (1)	$55.69	$2.58	610.9	—	$3,837.0	—
Alternate Price Scenario	$50.00	$2.58	604.6	(1)%	$3,201.8	(17)%

(1)
These prices are the SEC NYMEX prices applied to the calculation of the PV-10 value. Such prices have been applied consistently in the alternate pricing scenario to include the impact of adjusting for deductions for any basin differentials, transportation fees, contractual adjustments and Btu adjustments we experienced for the relevant commodity.

Developed and Undeveloped Acreage

The following table presents our developed and undeveloped lease acreage:

	As of December 31, 2019
	Developed		Undeveloped		Total
Operating Region/Area	Gross	Net	Gross	Net	Gross	Net
Wattenberg Field (1) (2)	101,400	95,900	42,900	40,600	144,300	136,500
Delaware Basin	28,100	25,500	2,400	300	30,500	25,800
Total acreage	129,500	121,400	45,300	40,900	174,800	162,300

(1)
Of the amounts shown, 78,800 gross (74,200 net) developed lease acres and 23,000 gross (22,100 net) undeveloped lease acres are associated with our approximately 1,600 operated horizontal Wattenberg Field drilling locations targeting the Niobrara or Codell plays. The remaining acres are associated with other zones within the field that we do not currently believe to be economic to develop; therefore, we have not currently identified any potential drilling locations on these acres.

(2)	Amounts do not include approximately 65,000 gross (61,000 net) developed lease acres and 27,000 gross (22,000 net) undeveloped lease acres received in the SRC Acquisition.

Substantially all of our undeveloped acreage in the Wattenberg Field is related to leaseholds that are held by production. Our Wattenberg Field leaseholds at risk to expire in 2020, 2021 and 2022 are not material. In the Delaware Basin, there are drilling obligations or continuous drilling clauses associated with the majority of our acreage. We believe that our current Delaware Basin drilling plan should provide sufficient development to meet these obligations in our core areas over the next few years. In the event that we do not meet the obligations for certain leases, we plan to make any necessary bonus extension payments, changes to our drilling schedule or seek to renew or re-lease the relevant properties. However, we may not be successful in such efforts and may in some cases elect to allow the lease to expire. Our Delaware Basin leaseholds at risk to expire in 2020, 2021 and 2022 are not material. See Item 1A. Risk Factors - Our undeveloped acreage must be drilled before lease expiration to hold the acreage by production. In highly competitive markets for acreage, failure to drill sufficient wells to hold acreage could result in substantial lease renewal costs or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Drilling Activity. The following tables set forth a summary of our developmental and exploratory well drilling activity for the periods presented. Productive wells consist of wells that were turned-in-line and commenced production during the period, regardless of when drilling was initiated. In-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection as of the date shown. We utilize pad drilling operations where multiple wells are developed from the same well pad in both the Wattenberg Field and Delaware Basin. Because we may operate multiple drilling rigs in each operating area, we expect to have in-process wells at any given time. Wells may be in-process for up to a year.

	Gross Development Well Drilling Activity
	Year Ended December 31,
	2019			2018			2017
Operating Region/Area	Productive (1)	In-Process (1)	Non-Productive	Productive	In-Process	Non-Productive (2)	Productive	In-Process	Non-Productive (2)
Wattenberg Field, operated wells	114	145	—	139	133	—	130	87	—
Wattenberg Field, non-operated wells	12	41	—	20	5	—	12	14	1
Delaware Basin, operated wells	21	26	—	26	22	1	9	10	—
Delaware Basin, non-operated wells	9	—	—	11	—	—	2	8	—
Total gross development wells	156	212	—	196	160	1	153	119	1

(1)
Amounts do not include 82 and 46 gross productive operated and non-operated development wells, respectively, and 88 and seven gross in-process operated and non-operated development wells, respectively, received in the SRC Acquisition.

(2)	Represents mechanical failures that resulted in the plugging and abandonment of the well.

	Net Development Well Drilling Activity
	Year Ended December 31,
	2019			2018			2017
Operating Region/Area	Productive (1)	In-Process (1)	Non-Productive	Productive	In-Process	Non-Productive (2)	Productive	In-Process	Non-Productive (2)
Wattenberg Field, operated wells	105.1	135.0	—	126.8	122.4	—	112.8	80.1	—
Wattenberg Field, non-operated wells	1.1	3.7	—	2.5	0.9	—	1.6	2.6	0.1
Delaware Basin, operated wells	20.1	25.3	—	24.5	16.3	1.0	10.1	9.4	—
Delaware Basin, non-operated wells	1.3	—	—	1.2	—	—	0.4	1.0	—
Total net development wells	127.6	164.0	—	155.0	139.6	1.0	124.9	93.1	0.1

(1)
Amounts do not include 76 and seven net productive operated and non-operated development wells, respectively, and 80 and one net in-process operated and non-operated development wells, respectively, received in the SRC Acquisition.

(2)	Represents mechanical failures that resulted in the plugging and abandonment of the well.

	Gross Exploratory Well Drilling Activity
	Year Ended December 31,
	2019			2018			2017
Operating Region/Area	Productive	In-Process	Non-Productive	Productive	In-Process	Non-Productive	Productive	In-Process	Non-Productive
Wattenberg Field, operated wells	—	—	—	—	—	—	—	—	—
Wattenberg Field, non-operated wells	—	—	—	—	—	—	—	—	—
Delaware Basin	2	4	—	3	2	—	5	3	2
Total gross development wells	2	4	—	3	2	—	5	3	2

	Net Exploratory Well Drilling Activity
	Year Ended December 31,
	2019			2018			2017
Operating Region/Area	Productive	In-Process	Non-Productive	Productive	In-Process	Non-Productive	Productive	In-Process	Non-Productive
Wattenberg Field, operated wells	—	—	—	—	—	—	—	—	—
Wattenberg Field, non-operated wells	—	—	—	—	—	—	—	—	—
Delaware Basin	2.0	3.9	—	2.8	2.0	—	3.1	2.8	2.0
Total gross development wells	2.0	3.9	—	2.8	2.0	—	3.1	2.8	2.0

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

Substantially all of our crude oil and natural gas properties have been mortgaged or pledged as security for our revolving credit facility.

Governmental Regulation

The U.S. crude oil and natural gas industry is extensively regulated at the federal, state and local levels. The following is a summary of certain laws, rules and regulations currently in force that apply to us. The regulatory environment in which we operate changes frequently and we cannot predict the timing or nature of such changes or their effects on us.

Regulation of Crude Oil and Natural Gas Exploration and Production. Our exploration and production activities are subject to a variety of rules and regulations concerning drilling permits, location, spacing and density of wells, water discharge and disposal, prevention of waste, bonding requirements, surface use and restoration, public health and environmental protection and well plugging and abandonment. The primary state-level regulatory authority regarding these matters in Colorado is the COGCC and the primary authority in Texas is the Texas Railroad Commission. Prior to preparing a surface location and commencing drilling operations on a well, we must procure permits and/or approvals for the various stages of the drilling process from the relevant state and local agencies. In addition, our operations must comply with rules governing the size of drilling and spacing units or proration units and the unitization or pooling of lands and leases. Some states, such as

Colorado, allow the forced pooling or integration of tracts to facilitate exploration while other states, such as Texas, rely primarily or exclusively on voluntary pooling of lands and leases.

In states such as Texas where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore to drill and develop our leases in circumstances where we do not own all of the leases in the proposed unit. These risks also exist in Colorado, where a recent rule change has imposed new limits on forced pooling. State laws may also prohibit the venting or flaring of natural gas, which may impact rates of production of crude oil and natural gas from our wells. Leases covering state or federal lands often include additional laws, regulations and conditions which can limit the location, timing and number of wells we can drill and impose other requirements on our operations, all of which can increase our costs.

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

In addition to regulation of natural gas pipeline interstate transmission and storage activities, under the Energy Policy Act of 2005 (the “EPAct 2005”) it is unlawful for “any entity” to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC. The EPAct 2005 provides FERC with substantial enforcement authority to prohibit such manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.
FERC Order 704 requires that any market participant, including natural gas producers, gatherers and marketers, that engaged in wholesale sales or purchases of natural gas that equaled or exceeded 2.2 MMBtus of physical natural gas in the previous calendar year to report to FERC the aggregate volumes of natural gas produced or sold at wholesale in such calendar year. Order 704 applies only to those transactions that utilize, contribute to or may contribute to the formation of price indices. It is the responsibility of the market participant to determine which individual transactions are to be reported under the guidance of Order 704. Additional information that must be reported includes whether the price in the relevant transaction was reported to any index publisher, and if so, whether such reporting complied with FERC’s policy statement on price reporting. To the extent that we engage in wholesale sales or purchases of natural gas that equal or exceed 2.2 MMBtus of physical natural gas in a calendar year pursuant to transactions utilizing, contributing or having the potential to contribute to the formation of price indices, we may be subject to the reporting requirements of Order 704.

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

Transportation of liquids by pipeline is subject to regulation by PHMSA pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as well as the PIPES Act 2006 and the PIPES Act 2011, which govern the design, installation, testing, construction, operation, replacement and management of liquids pipeline facilities. Liquids that are transported by rail may also be subject to additional regulation by PHMSA.

The availability, terms and cost of transportation affect the amounts we receive for our commodities. Historically, producers were able to flow supplies into interstate pipelines on an interruptible basis; however, recently we have seen an increased need to acquire firm transportation on pipelines in order to avoid curtailments or shut-in gas, which could adversely affect cash flows from the affected area.

Environmental Matters

Our operations are subject to numerous laws and regulations relating to environmental protection. These laws and regulations change frequently, and the effect of these changes is often to impose additional costs or other restrictions on our operations. We cannot predict the occurrence, timing, nature or effect of these changes. We also operate under a number of environmental permits and authorizations. The issuing agencies may take the position that some or all of these permits and authorizations are subject to modification, suspension, or revocation under certain circumstances, but any such action would have to comply with applicable procedures and requirements.

Hazardous Substances and Wastes

We generate wastes that may be subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The U.S. Environmental Protection Agency (“EPA”) and various state agencies have adopted requirements that limit the approved disposal methods for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our operations that are currently exempt from treatment as “hazardous wastes” may in the future be designated as hazardous wastes, and therefore may subject us to more rigorous and costly operating and disposal requirements. In December 2016, the U.S. District Court for the District of Columbia approved a consent decree between the EPA and a coalition of environmental groups. The consent decree requires the EPA to review and determine whether it will revise the RCRA regulations for exploration and production waste to treat such waste as hazardous waste. In April 2019, the EPA, pursuant to the consent decree, determined that revision of the regulations is not necessary. Information comprising the EPA’s review and decision is contained in a document entitled Management of Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action. The EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA’s decision and will likely continue to press the issue at the federal and state levels.

We currently own or lease numerous properties that have been used for the exploration and production of crude oil and natural gas for many years. If hydrocarbons or other wastes have been disposed of or released on or under the properties that we own or lease or on or under locations where such wastes have been taken for disposal by us or prior owners or operators of such properties, we could be subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws, as well as state laws governing the management of crude oil and natural gas wastes. CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of, transported or arranged for the disposal of the hazardous substances found at the site. Parties who are or were responsible for release of hazardous substances under CERCLA may be subject to full liability for the costs of cleaning up the hazardous substances that have been released into the environment or remediation to prevent future contamination and for damages to natural resources. In addition, under state laws, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
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

In 2019, Colorado enacted Senate Bill 19-181 (“SB 19-181”), which changes the mission of the COGCC from fostering responsible and balanced development to regulating development to protect public health and the environment and directs the COGCC to undertake rulemaking on various operational matters including environmental protection, facility siting and wellbore integrity. Pursuant to this direction, in December 2019 the COGCC proposed new regulatory requirements to enhance safety and environmental protection during hydraulic fracturing and to enhance wellbore integrity.

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

Local Regulation

Various local and municipal bodies in each of the states in which we operate have sought to impose prohibitions, moratoria and other restrictions on hydraulic fracturing activities. In Colorado, the Colorado Supreme Court ruled in 2016 that the cities of Fort Collins and Longmont did not have the authority to prohibit or impose five-year moratoria on hydraulic fracturing. SB 19-181 gives local governmental authorities increased authority to regulate oil and gas development. The authors of the legislation were clear that SB 19-181 was not intended to allow an outright ban on oil and gas development. However, anti-industry activists in Longmont, Colorado, have argued in court that SB 19-181 permits a local governmental authority to impose such a ban. We primarily operate in the rural areas of the core Wattenberg Field in Weld County, a jurisdiction in which there has historically been significant support for the oil and gas industry. In Texas, legislation enacted in 2015 generally prohibits political subdivisions from banning, limiting or otherwise regulating oil and gas operations. See Item 1A. Risk Factors-Risks Relating to Our Business and the Industry-Changes in laws and regulations applicable to us could increase our costs, impose additional operating restrictions or have other adverse effects on us.

Private Lawsuits

Lawsuits have been filed against other operators in several states, including Colorado, alleging contamination of drinking water as a result of hydraulic fracturing activities.

Greenhouse Gases

The EPA has published findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because such emissions are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources.
In the past, Congress has considered proposed legislation to reduce emissions of GHGs. To date, Congress has not adopted any such significant legislation, but could do so in the future. In addition, many states and regions have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. In February 2014, November 2017 and December 2019, Colorado adopted rules regulating methane emissions from the oil and gas sector.
The Obama administration reached an agreement during the December 2015 United Nations climate change conference in Paris pursuant to which the U.S. initially pledged to make a 26 percent to 28 percent reduction in its GHG emissions by 2025 against a 2005 baseline and committed to periodically update this pledge every five years starting in 2020 (the "Paris Agreement"). In June 2017, President Trump announced that the U.S. would initiate the formal process to withdraw from the Paris Agreement. In November 2019, the U.S. formally notified the United Nations of its intentions to withdraw from the Paris Agreement. The notification begins a one-year process to complete the withdrawal.

Regulation of methane and other GHG emissions associated with oil and natural gas production could impose significant requirements and costs on our operations.

Air Quality

Our operations are subject to the CAA and comparable state and local requirements. The CAA contains provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and state governments continue to develop regulations to implement these requirements. We may be required to make certain capital investments in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. See the footnote titled Commitments and Contingencies - Litigation and Legal Items to our consolidated financial statements included elsewhere in this report for further information regarding the Clean Air Act Section 114 Information Request that we received from the EPA.

In June 2016, the EPA implemented new requirements focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. In September 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. In September 2019, the EPA proposed certain policy amendments to the 2016 rules that would remove all sources in the transmission and storage segment of the oil and natural gas industry from regulation. The proposed amendments would also rescind the methane requirements in the 2016 rules that apply to sources in the production and processing segments of the industry. The EPA is also proposing, in the alternative, to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category.

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

In 2016, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment ("Denver Metro/North Front Range NAA") area from “marginal” to “moderate” under the 2008 national ambient air quality standard (“NAAQS”). This increase in non-attainment status triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in November 2017 that are applicable to our operations. In 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro/North Front Range NAA area from “moderate” to “serious” under the 2008 NAAQS. This “serious” classification will trigger significant additional obligations for the state under the CAA and could result in new and more stringent air quality control requirements, which may in turn result in significant costs, and delays in obtaining necessary permits applicable to our operations.

SB 19-181 also requires, among other things, that the Air Quality Control Commission (“AQCC”) adopt additional rules to minimize emissions of methane and other hydrocarbons and nitrogen oxides from the entire oil and gas fuel cycle. The AQCC anticipates holding several rulemakings over the next several years to implement the requirements of SB 19-181, including a rulemaking to require continuous emission monitoring equipment at oil and gas facilities. In December 2019, the AQCC held the first of several rulemakings that are anticipated as a result of SB 19-181. As part of that rulemaking, the AQCC adopted significant additional and new emission control requirements applicable to oil and gas operations, including, for example, hydrocarbon liquids unloading control requirements and increased LDAR frequencies for facilities in certain proximity to occupied areas.

State-level rules applicable to our operations include regulations imposed by the Colorado Department of Public Health and Environment's ("CDPHE") Air Quality Control Commission, including stringent requirements relating to monitoring, recordkeeping and reporting matters. In October 2019, the CDPHE published a human health risk assessment for oil and gas operations in Colorado, which used oil and gas emission data to model possible human exposure and found a possibility of negative health impacts at distances up to 2,000 feet away under worst case conditions. In response, the COGCC announced that it will more rigorously scrutinize permit applications for wells within 2,000 feet of a building unit, work with CDPHE to obtain better site-specific data on oil and gas emissions, and consider the resulting data for possible future rulemaking.

Water Quality

The federal Clean Water Act (“CWA”) and analogous state laws impose strict controls concerning the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb certain wetlands or other waters of the U.S. In June 2015, the EPA issued a final rule that attempted to clarify the CWA’s jurisdictional reach over “waters of the United States” (“2015 Clean Water Rule”) and replace the pre-existing 1986 rule and guidance. In February 2018, the EPA issued a rule to delay the applicability of the 2015 Clean Water Rule until February 2020, but this delay rule was struck following a court challenge. Other federal district courts, however, issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule itself in several states. Taken together, the 2015 Clean Water Rule has been in effect in 22 states, including Colorado, and temporarily stayed in 27 states (the 2015 Clean Water Rule was in effect in certain counties in New Mexico and not in others). In those remaining states, the 1986 rule and guidance remained in effect. In October 2019, the EPA and the USACE issued a final rule to repeal the 2015 Clean Water Rule (the “2019 Repeal Rule”). With the 2019 Repeal Rule, the agencies report that they will implement the pre-2015 Clean Water Rule regulations and guidance nationwide. The 2019 Repeal Rule became effective on December 23, 2019; accordingly, the 2015 Clean Water Rule is no longer in effect in any state. However, numerous legal challenges to the 2019 Repeal Rule have already been filed in federal court.

In February 2019, the EPA and the USACE published a proposed new rule that would differently revise the definition of “waters of the United States” and essentially replace both the 1986 rule and the 2015 Clean Water Rule. On January 23, 2020, the EPA and USACE announced the final new rule, titled the Navigable Waters Protection Rule (“2020 Rule”). The 2020 Rule will go into effect sixty days after publication in the Federal Register. The 2020 Rule will generally regulate four categories of “jurisdictional” waters: (i) territorial seas and traditional navigable waters (i.e., large rivers); (ii) perennial and intermittent tributaries of these waters; (iii) certain lakes, ponds and impoundments; and (iv) wetlands to jurisdictional waters. The 2020 Rule also includes 12 categories of exclusions, or “non-jurisdictional” waters, including groundwater, ephemeral features and diffuse stormwater run-off over upland areas. In particular, the 2020 Rule will likely regulate fewer wetlands areas than were regulated under the 1986 rule and the 2015 Clean Water Rule because it does not regulate wetlands that are not adjacent to jurisdictional waters. Following publication, this new definition of “waters of the United States” will likely be challenged and sought to be enjoined in federal court. If and when the 2020 Rule goes into effect, it will change the scope of the CWA’s jurisdiction, which could result in increased costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the U.S., including regulated wetland areas.

In January 2017, the Army Corps of Engineers issued revised and renewed streamlined general nationwide permits that are available to satisfy permitting requirements for certain work in streams, wetlands and other waters of the U.S. under Section 404 of the CWA and the Rivers and Harbors Act. The new nationwide permits took effect in March 2017, or when certified by each state, whichever was later. The oil and gas industry broadly utilizes nationwide permits 12, 14 and 39 for the construction, maintenance and repair of pipelines, roads and drill pads, respectively, and related structures in waters of the U.S. that impact less than a half-acre of waters of the U.S. and meet the other criteria of each nationwide permit.

The CWA also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control and Countermeasure (“SPCC”) requirements of the CWA require appropriate secondary containment, load out controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak.

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

Other

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

In February 2018, the COGCC comprehensively amended its regulations for oil, gas and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection and other matters. In November 2019, the COGCC further amended its flowline regulations pursuant to SB 19-181 to impose additional requirements regarding flowline mapping, operational status, certification and abandonment, among other things. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection and spill reporting.

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

Employees

As of December 31, 2019, we had approximately 540 full-time employees. Our employees are not covered by collective bargaining agreements. We consider relations with our employees to be positive.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock or other securities.

Risks Relating to SRC Acquisition

We may not achieve the anticipated benefits of the SRC Acquisition.

The success of the SRC Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and SRC’s businesses, and there can be no assurance that we will be able to successfully integrate SRC or otherwise realize the anticipated benefits of the SRC Acquisition. Difficulties in integrating SRC into our company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:

•	the inability to successfully integrate SRC into our company in a manner that permits us to achieve the anticipated benefits and cost savings from the SRC Acquisition;

•	complexities associated with managing a larger, more complex, integrated business;

•	not realizing anticipated operating synergies;

•	integrating personnel from the two companies and the loss of key employees;

•	potential unknown liabilities and unforeseen expenses associated with the SRC Acquisition;

•	integrating relationships with customers, vendors and business partners;

•	performance shortfalls as a result of the diversion of management’s attention caused by the SRC Acquisition and the integration of SRC’s operations into our company;

•	managing expanded environmental and other regulatory compliance obligations related to SRC's facilities and operations;

•	consolidating information technology systems; and

•	the disruption of, or the loss of momentum in, our business or inconsistencies in standards, controls, procedures and policies.

Our results may suffer if we do not effectively manage our expanded operations following the SRC Acquisition.

Following completion of the SRC Acquisition, the size of our business has increased significantly. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of SRC into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with various business partners. Failure to successfully manage the combined company may have an adverse effect on our financial condition, results of operations or cash flows.

Sales of substantial amounts of our common stock in the open market, by former SRC shareholders or otherwise, could depress our stock price.

            Former SRC shareholders may not wish to continue to invest in our common stock, or for other reasons may wish to dispose of some or all of their interests in our common stock, and as a result may seek to sell their shares of our common stock. Shares of our common stock that were issued to former holders of SRC common stock in the SRC Acquisition are freely tradable by such stockholders without restrictions or further registration under the Securities Act, provided, however, that any stockholders who are our affiliates will be subject to certain resale restrictions under the Securities Act. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner. We issued approximately 39 million shares of our common stock to SRC shareholders. As of February 18, 2020, we had approximately 100 million shares of common stock outstanding and approximately 1.7 million shares of common stock subject to outstanding stock-based compensation arrangements and other rights to purchase or acquire our shares.

If our stockholders, including former SRC shareholders, sell substantial amounts of PDC common stock in the public market, the market price of our common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

Following the SRC Acquisition, we are proportionately more exposed to regulatory and operational risks associated with oil and gas operations in Colorado and other risks associated with a more geographically-concentrated asset base.

All of SRC’s properties, production and reserves immediately prior to the SRC Acquisition were located in Colorado. As a result of the SRC Acquisition, the percentage of our properties, production and reserves that are located in Colorado have increased and our exposure to the risk of unfavorable regulatory developments in the state have therefore increased as well. Similarly, the operations of both our company and SRC have been adversely affected in recent years by limitations in the availability of adequate midstream infrastructure in the Wattenberg Field. The increased percentage of our combined production located in the Wattenberg Field following the SRC Acquisition has proportionately increased our exposure to this risk, as well as other risks associated with operating in a more concentrated geographic area.

The market price of our common stock will continue to fluctuate, and may decline if the benefits of the SRC Acquisition do not meet the expectations of financial analysts.

            The market price of our common stock may fluctuate significantly, including if we do not achieve the anticipated benefits of the SRC Acquisition as rapidly, or to the extent anticipated by, financial analysts or if the effect of the SRC Acquisition on our financial results is not consistent with the expectations of financial analysts.

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

•
geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries ("OPEC"), and global events, such as the ongoing COVID-19 outbreak; and

•	regulatory changes.

The price of oil has historically been volatile, due in recent years to a combination of factors including increased U.S. supply and global economic concerns. In 2019, oil prices ranged from highs of over $65 per barrel to lows of approximately $45 per barrel. Prices for natural gas and NGLs have also experienced substantial volatility. If we reduce our capital expenditures due to low prices, natural declines in production from our wells will likely result in reduced production and therefore reduced cash flow from operations, which would in turn further limit our ability to make the capital expenditures necessary to replace our reserves and production.
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
Our ability to market our production depends in substantial part on the availability, proximity and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. If adequate midstream facilities and services are not available to us on a timely basis and at acceptable costs, our production and results of operations will be adversely affected. For example, in recent periods, due to ongoing drilling activities by us and third parties and seasonal changes in temperatures, our principal third-party provider in the Wattenberg Field for midstream facilities and services has experienced significantly increased gathering system pressures. The resulting capacity constraints have restricted our production in the area and reduced our revenue. Similarly, rapid production growth in the Permian Basin has strained the available midstream infrastructure there, at times presenting the potential for adverse effects on our operations. The use of alternative forms of transportation for oil production, such as trucks or rail, involves risks, including the risk that increased regulation could lead to increased costs or shortages of trucks or rail-cars. In addition to causing production curtailments, capacity constraints can also reduce the price we receive for the crude oil, natural gas and NGLs we produce.
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

We have pursued a variety of strategies to alleviate some of the risks associated with the midstream services and facilities upon which we rely. There can be no assurance that the strategies we pursue will be successful or adequate to meet our needs. For example, our principal midstream provider in the Wattenberg Field commenced operation of a new facility in the third quarter of 2019 and the benefits to us of that facility were less than we expected.

Changes in laws and regulations applicable to us could increase our costs, impose additional operating restrictions or have other adverse effects on us.

The regulatory environment in which we operate changes frequently, often through the imposition of new or more stringent environmental and other requirements. We cannot predict the nature, timing, cost or effect of such additional requirements, but they may have a variety of adverse effects on us. The types of regulatory changes that could impact our operations vary widely and include, but are not limited to, the following:

•
From time to time ballot initiatives have been proposed in Colorado that would adversely affect our operations. For example, Proposition 112, a voter initiative that qualified for the ballot for the general election in November 2018, would have effectively prohibited the vast majority of our planned drilling activity in Colorado by imposing mandatory 2,500 foot setbacks between new oil and gas wells and any occupied structure or designated "vulnerable area." Although Proposition 112 was defeated at the polls, subsequent legislation significantly amended existing state law to, among other things, require the COGCC to prioritize public health and environmental concerns in its decisions, instruct the COGCC to adopt rules to minimize emissions of methane and other air contaminants, and authorize local governmental authorities to impose limitations on oil and gas development activities more stringent than those imposed at the state level. In October 2019, the CDPHE released a study of potential health risks that modeled certain exposure scenarios at distances up to 2,000 feet, based on data collected at oil and gas development and production sites. The study concluded that modeling results “support increased concern for short-term adverse effects” in a very narrow set of hypothetical circumstances associated with the development phase of oil and gas operations. As a result, the COGCC has determined that permit applications for locations and wells up to 2,000 feet from building units will be subject to additional agency review to ensure that the application complies with the new legislation. We may therefore experience significant delays in obtaining permits and approvals for some wells and drilling locations. As a result of the SRC Acquisition, the percentage of our combined properties, production and reserves located in Colorado have increased and our exposure to the risk of unfavorable regulatory developments in the state has therefore increased as well.

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

•
Federal and various state, local and regional governmental authorities have implemented, or considered implementing, regulations that seek to limit or discourage the emission of carbon, methane and other GHGs. For example, the EPA has made findings and issued regulations that require us to establish and report an inventory of greenhouse gas emissions, and the state of Colorado has adopted rules regulating methane emissions from oil and gas operations. In addition, the Obama administration reached an agreement during the December 2015 United Nations climate change conference in Paris pursuant to which the U.S. initially pledged to make a 26 percent to 28 percent reduction in its GHG emissions by 2025 against a 2005 baseline (although President Trump subsequently announced that the U.S. is withdrawing from the Paris Agreement). Additional laws or regulations intended to restrict the emission of GHGs could require us to incur additional operating costs and could adversely affect demand for the oil, natural gas and NGLs that we sell. These new laws or rules could, among other things, require us to install new emission controls on our equipment and facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our emissions and administer and manage a GHG emissions program. In addition, like other energy companies, we could be named as a defendant in GHG-related lawsuits.

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
Unless production is established within the spacing units covering our undeveloped acreage, our leases for such acreage will expire. The cost to renew such leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. Unexpected lease expirations could occur if our actual drilling activities differ materially from our current expectations, and this could result in impairment charges. The risk of lease expiration is greater at times and in areas where the pace of our exploration and development activity slows. Our ability to drill and develop the locations necessary to maintain our leases depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.

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
Although we have significant leasehold positions in the Delaware Basin in Texas, our current production is primarily located in the Wattenberg Field in Colorado. Because our production is not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

•	fluctuations in prices of crude oil, natural gas and NGLs produced from the wells in the area;

•	natural disasters;

•	restrictive governmental regulations; and

•
curtailment of production or interruption in the availability of gathering, processing or transportation infrastructure and services and any resulting delays or interruptions of production from existing or planned new wells.

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Wattenberg Field have negatively affected our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our producing assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Wattenberg Field and the Delaware Basin, the demand for, and cost of, drilling rigs, equipment, supplies, chemicals, personnel and oilfield services often increase as well. Shortages or the high cost of drilling rigs, equipment, supplies, chemicals, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations. All of the producing properties and reserves we acquired in the SRC Acquisition are located in the Wattenberg Field. As a result, the transaction increased the risks we face with respect to the geographic concentration of our properties.

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
From time to time, we have been subject to sanctions and lawsuits relating to alleged noncompliance with regulatory requirements. For example, in October 2017, in order to settle a lawsuit brought against us by the U.S. Department of Justice, on behalf of the EPA and the State of Colorado, we entered into a consent decree pursuant to which we paid a fine and agreed to implement certain operational changes. The lawsuit claimed that we failed to operate and maintain certain equipment in compliance with applicable law. In addition, as a result of the SRC Acquisition, we are subject to the obligations and requirements of a 2018 Compliance Order on Consent (“COC”) entered into by SRC with CDPHE, applicable to certain SRC oil and gas production facilities. That COC resolved SRC’s alleged violations related to storage tank emissions and contains requirements similar to those contained in our consent decree. The CDPHE has agreed to revise the COC to make the inspection and monitoring requirements, among others, consistent with those contained in our consent decree. This COC will apply only to those facilities formerly subject to the SRC COC.
In May 2019, WildEarth Guardians filed a complaint against several oil and gas operators, including us, in the U.S. District Court for the District of Colorado. The complaint seeks civil penalties and injunctive relief and alleges, among other things, that we failed to obtain a major source air quality permit for two of our production facilities. We have filed a motion to dismiss the complaint.
A major risk inherent in our drilling plans is the possibility that we will be unable to obtain needed drilling permits from relevant governmental authorities in a timely manner. Our ability to obtain the permits needed to pursue our development plans may be impacted by a variety of factors, including opposition by landowners or interest groups. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well, the receipt of a permit with unreasonable or unexpected conditions or costs or the revocation of a previously granted permit, could have a material adverse effect on our ability to explore or develop our properties.
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
Commodity prices are volatile. Significant and rapid declines in prices have occurred in the past and may occur in the future. Low commodity prices could result in, among other things, significant impairment charges. The cash flow model we use to assess properties for impairment includes numerous assumptions, such as management’s estimates of future oil and gas production and commodity prices, the outlook for forward commodity prices and operating and development costs. All inputs to the cash flow model must be evaluated at each date the estimate of future cash flows for each producing basin is calculated. However, a significant decrease in long-term forward prices alone could result in a significant impairment for our properties that are sensitive to declines in prices. We have incurred impairment charges in a number of recent periods, including charges of $38.5 million and $458.4 million in 2019 and 2018, respectively, to write down assets. Similar charges could occur in the future.

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

Some of our reserve estimates must be made with limited production histories, which renders these estimates less reliable than those based on longer production histories. Further, reserve estimates are based on the volumes of crude oil, natural gas and NGLs that are anticipated to be economically recoverable from a given date forward based on economic conditions that exist at that date. The actual quantities of crude oil, natural gas and NGLs recovered will be different than the reserve estimates, in part because they will not be produced under the same economic conditions as are used for the reserve calculations. In addition, quantities of probable and possible reserves by definition are inherently more risky than proved reserves, in part because they have greater uncertainty associated with the recoverable quantities of hydrocarbons.
At December 31, 2019, approximately 65 percent of our estimated proved reserves were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $3.3 billion during the five years ending December 31, 2024, as estimated in the calculation of our standardized measure of oil and gas activity. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of initial booking, and we may therefore be required to downgrade any PUDs that are not developed within this five-year time frame.
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

Because of these factors, we do not know if the numerous potential well locations we have identified will ever be drilled or if we will be able to produce crude oil, natural gas or NGLs from these or any other potential well locations. In addition, the number of drilling locations available to us will depend in part on the spacing of wells in our operating areas. An increase in well density in an area could result in additional locations in that area, but a reduced production performance from the area on a per-well basis. Further, certain of the horizontal wells we intend to drill in the future may require pooling of our lease interests with the interests of third parties. Some states, including Colorado, allow the involuntary pooling of tracts in a relatively broad number of circumstances in order to facilitate exploration, though Colorado now requires applicants to own or secure consent from the owners of more than 45 percent of the minerals to be pooled. Other states, notably Texas, restrict involuntary pooling to a much narrower set of circumstances and consequently these states rely primarily on voluntary pooling of lands and leases. In states such as Texas where pooling is accomplished primarily on a voluntary basis, or in states such as Colorado if we cannot meet the minimum requirement for ownership and consent, it may be more difficult to form units and, therefore, more difficult to fully develop a project if we own less than all (or cannot secure the ownership or consent of the required minimum amount) of the leasehold in the proposed units or one or more of our leases in the proposed units does not provide the necessary pooling authority. If third parties in the proposed units are unwilling to pool their interests with ours, we may be unable to require such pooling on a timely basis or at all, which would limit the total horizontal wells we can drill. Further, the number of available locations will depend in part on the expected lateral lengths of the horizontal wells we drill. Because the intended lateral length of a horizontal well is subject to change for a variety of reasons, our estimated drilling locations will change over time. For this or numerous other reasons, our actual drilling activities may materially differ from those presently identified.
Our inventory of drilling projects includes locations in addition to those that we currently classify as proved, probable and possible. The development of and results from these additional projects are more uncertain than those relating to probable and possible locations, and significantly more uncertain than those relating to proved locations. We have generally accelerated the pace of our development activities in the Wattenberg Field over the past several years, and this has reduced our related inventory of drilling locations. In addition, our Wattenberg Field inventory was further reduced by recent acreage exchange transactions in which we received, among other things, increased working interests in certain locations in exchange for our right to develop other locations. We anticipate that our remaining locations in the field will not, on average, be as productive or as economic as many those we have drilled in recent years, due to lower anticipated overall production or higher gas-to-oil ratios.

In the Delaware Basin, our inventory is subject to, among other things, lease expiration issues and our continued analysis of geologic issues in certain areas.

The wells we drill may not yield crude oil, natural gas or NGLs in commercially viable quantities and productive wells may be less successful than we expect.
A prospect is a property on which our geologists have identified what they believe, based on available information, to be indications of hydrocarbon-bearing rocks. However, given the limitations of available data and technology, our geologists cannot know conclusively prior to drilling and testing whether crude oil, natural gas or NGLs will be present in sufficient quantities to repay drilling or completion costs and generate a profit. Furthermore, even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques do not enable our geologists to be certain as to the quantity of the hydrocarbons in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures, which may result in a reduction in our returns. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline. If a well is determined to be dry or uneconomic, which can occur even though it contains some crude oil, natural gas or NGLs, it is classified as a dry hole and must be plugged and abandoned in accordance with applicable regulations. This generally results in the loss of the entire cost of drilling and completion to that point, the cost of plugging and lease costs associated with the prospect. Even wells that are completed and placed into production may not produce sufficient crude oil, natural gas and NGLs to be profitable, or they may be less productive and/or profitable than we expected. For example, the data we use to model anticipated results from wells in a particular area may prove to be not representative of actual results from typical wells in the area, and this could result in production that falls short of estimates reflected in our internal business plans and/or guidance, "type curve" or other disclosures we make to the public. This risk is higher for us in certain areas in the Delaware Basin that have relatively complex geological characteristics and correspondingly greater variability in well results. If we drill a dry hole or unprofitable well on a current or future prospect, or if drilling or completion costs increase, the profitability of our operations will decline and the value of our properties will likely be reduced. Exploratory drilling is typically subject to substantially greater risk than development drilling. In addition, initial results from a well are not necessarily indicative of its performance over a longer period.

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

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and regulatory penalties. For example, a loss of containment of hydrocarbons during drilling activities could potentially subject us to civil and/or criminal liability and the possibility of substantial costs, including for environmental remediation. We maintain insurance against various losses and liabilities arising from our operations; however, insurance against certain operational risks may not be available or may be prohibitively expensive relative to the perceived risks presented. For example, we may not have coverage with respect to a pollution event if we are unaware of the event while it is occurring and are therefore unable to report the occurrence of the event to our insurance company within the time frame required under our insurance policy. Thus, losses could occur for uninsurable or uninsured risks or for amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance and/or governmental or third-party responses to an event could have a material adverse effect on our business activities, financial condition and results of operations. We are currently involved in various remedial and investigatory activities at some of our wells and related sites.
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

Seasonal weather conditions and lease stipulations designed to prohibit or limit operations during crop-growing seasons and to protect wildlife affect operations in some areas. In certain areas drilling and other activities may be restricted or prohibited by lease stipulations, or prevented by weather conditions, for significant periods of time. This limits our operations in those areas and can intensify competition during the active months for drilling rigs, equipment, supplies, chemicals, personnel and oilfield services, which may lead to additional or increased costs or periodic shortages. These constraints, and the resulting high costs or shortages, could delay our operations and materially increase operating and capital costs and therefore adversely affect our profitability. Similarly, extreme temperatures during some recent periods adversely impacted the operation of certain midstream facilities, and therefore our production. Similar events could occur in the future and could negatively impact our results of operations and cash flows.

We have limited control over activities on properties in which we own an interest but we do not operate, which could reduce our production and revenues.
Including wells that we received in the SRC Acquisition, we currently operate approximately 78 percent of all the wells in which we have an interest. If we do not operate a property, we do not have control over normal operating procedures, expenditures or future development of the property. The success and timing of drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise (including safety and environmental compliance) and financial resources, inclusion of other participants in drilling wells and use of technology. The failure of an operator to conduct drilling activities properly, or its breach of the applicable agreements, could reduce production and revenues and adversely affect our profitability. These risks may be heightened during periods of depressed commodity prices as operators may propose activities that we believe to be economically unattractive, leading us to incur non-consent penalties. Our lack of control over non-operated properties also makes it more difficult for us to forecast capital expenditures, production and related matters.

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
Our future success depends to a large extent on the services of our key employees. The loss of one or more of these individuals could have a material adverse effect on our business. Uncertainties created by the SRC Acquisition may make it more challenging for us to retain some employees. Furthermore, competition for experienced technical and other professional personnel remains strong. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise.
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
Acquisitions of producing and undeveloped properties, including the SRC Acquisition, have been an important part of our growth over time. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, development potential, future commodity prices, operating costs, title issues and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we generally perform engineering, environmental, geological and geophysical reviews of the acquired properties that we believe are generally consistent with customary industry practices. However, such reviews are not likely to permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well prior to an acquisition and our ability to evaluate undeveloped acreage is inherently imprecise. Even when we inspect a well, we may not always discover structural, subsurface and environmental problems that may exist or arise. In some cases, our review prior to signing a definitive purchase agreement may be even more limited. In addition, we often acquire acreage without any warranty of title except as to claims made by, through or under the transferor.
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
The SRC Acquisition presents a number of the foregoing risks - for example, because closing has occurred, we will have no recourse if we subsequently discover unanticipated liabilities or other problems with the properties we acquired in the transaction. In addition, those risks are greater than they were in the case of most of our previous acquisitions given the larger size of the SRC Acquisition.
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
Complications with the design of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We implemented a new Enterprise Resource Planning ("ERP") system at the beginning of 2020 to replace our existing operating and financial systems. The ERP system is designed to enhance the maintenance of our financial records, improve operational functionality and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to continue to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully manage the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively manage the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

We operate in a litigious environment. The cost of defending any suits brought against us, and any judgments or settlements resulting from such suits, could have an adverse effect on our results of operations and financial condition.

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, employment litigation, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. For example, in recent years, we have been subject to lawsuits regarding royalty practices and payments, matters relating to certain of our affiliated partnerships and our environmental compliance programs. The outcome of legal proceedings is inherently uncertain. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management attention and other factors. In addition, the resolution of such a proceeding could result in penalties or sanctions, settlement costs and/or judgments, consent decrees or orders requiring a change in our business practices, any of which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties, sanctions or costs may be insufficient. Judgments and estimates to determine accruals or the anticipated range of potential losses related to legal and other proceedings could change from one period to the next, and such changes could be material. Information regarding legal proceedings can found in the footnote titled Commitments and Contingencies - Litigation and Legal Items to our consolidated financial statements included elsewhere in this report.
Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

We face various security threats, including attempts by third parties to gain unauthorized access to competitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. There can be no assurance that the procedures and controls we use to monitor these threats and mitigate our exposure to them will be sufficient to prevent them from materializing.

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

Many scientists believe that increasing concentrations of carbon dioxide, methane and other GHGs in the Earth's atmosphere are changing global climate patterns. One consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such events were to occur, or become more frequent, our operations could be adversely affected in various ways, including through damage to our facilities or from increased costs for insurance.

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
We have a substantial amount of indebtedness outstanding, and have recently increased our indebtedness as part of the SRC Acquisition, including through the assumption of $550 million aggregate principal amount of 6.25% Senior Notes issued by SRC due December 2025 (the “SRC Senior Notes”). On January 17, 2020, we commenced an offer to repurchase the SRC Senior Notes at 101 percent of the principal amount of the notes, together with any accrued and unpaid interest to the date of purchase. If the SRC Senior notes are tendered to us in full or in part, a significant portion of our liquidity would be required to pay interest and principal on our indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowing capacity available, to enable us to repay our indebtedness or to fund other liquidity needs.

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
We may be adversely affected by the phaseout of the London Interbank Offered Rate ("LIBOR") or the replacement of LIBOR with a different reference rate.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. If LIBOR becomes unavailable, our revolving credit facility requires us to work with the administrative agent to establish an alternate rate of interest and amend our credit agreement to reflect that new rate of interest, and until any such amendment is effective, all loans outstanding under the credit facility will be priced at the alternate base rate set forth in the credit agreement. We will continue to monitor the phaseout of LIBOR and if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may also need to amend certain other contracts and cannot predict what alternative rate or benchmark would be negotiated. The phaseout of LIBOR and any amendments to our credit facility or other contracts may result in an increase to our interest expense.  In addition, the discontinuance of LIBOR could also cause disruptions to the credit or derivatives markets that would be harmful to our business.

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
At December 31, 2019, we had hedged a total of 10.8 MMBbls and 3.2 MMBbls of crude oil through 2020 and 2021, respectively, and 4.0 Bcf of natural gas through 2020. Additionally, we assumed hedges covering 3.9 MMBbls of crude oil through 2020 in the SRC Acquisition. These hedges may be inadequate to protect us from continuing and prolonged declines in crude oil and natural gas prices.
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
The occurrence of a significant accident or other event that is not fully covered by insurance, not properly or timely noticed to our carrier, or that is in excess of our insurance coverage, could have a material adverse effect on our operations and financial condition. Insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. In addition, pollution and environmental risks are generally not fully insurable. The cost of obtaining insurance has increased as a result of the SRC Acquisition because of our asset base.
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
The market price of our common stock is highly volatile and we expect it to continue to be volatile for the foreseeable future. Adverse events could trigger declines in the price of our common stock, including, among others:

•	changes in production volumes, worldwide demand and prices for crude oil and natural gas;

•	inability to hedge future production at the same pricing level as our current or prior hedges;

•	changes in securities analysts’ estimates of our financial performance;

•	fluctuations in stock market prices and volumes, particularly among securities of energy companies;

•	changes in market valuations and valuation multiples of similar companies;

•	changes in interest rates;

•	announcements regarding adverse timing or lack of success in discovering, acquiring, developing and producing crude oil and natural gas resources;

•	announcements by us or our competitors of significant contracts, new acquisitions, discoveries, commercial relationships, joint ventures or capital commitments;

•	decreases in the amount of capital available to us, including as a result of borrowing base reductions and/or lenders ceasing to participate in our revolving credit facility syndicate;

•	operating results that fall below market expectations or variations in our quarterly operating results;

•	loss of a major customer;

•	loss of a relationship with a partner;

•	regulatory developments

•	the occurrence and severity of environmental events and governmental and other third-party responses to the events; or

•	additions or departures of key personnel.

External events, such as news concerning economic conditions, counterparties to our natural gas or crude oil derivatives arrangements, changes in government regulations impacting the crude oil and natural gas exploration and production industry or the movement of capital into or out of our industry, are also likely to affect the price of our common stock, regardless of our operating performance. For example, there have been recent efforts by some investment advisers, sovereign wealth funds, public pension funds, universities and other investment groups to divest themselves from investments in companies involved in fossil fuel extraction, and these efforts could reduce the trading prices of our securities. Similarly, our stock price could be adversely affected by changes in the way that analysts and investors assess the geological and economic characteristics of the basins in which we operate or the upstream industry in general. Furthermore, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally could affect the price of our common stock. The stock markets regularly experience price and volume volatility that affects many companies’ stock prices without regard to the operating performance of those companies. Volatility of this type may affect the trading price of our common stock. Similar factors could also affect the trading prices of our senior notes.
Our certificate of incorporation, bylaws and Delaware law contain provisions that may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt, which may adversely affect the market price of our common stock.
Our certificate of incorporation and bylaws, and certain provisions of Delaware law, may have anti-takeover effects.
For example, our certificate of incorporation authorizes our board of directors (the "Board") to issue preferred stock without shareholder approval. If our Board elects to issue preferred stock, it could be more difficult for a third party to acquire us, including in circumstances where the acquisition is supported by the holders of a majority of our stock. In addition, other provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire control of us against the wishes of our Board, including:

•	the organization of our Board as a classified board, which provides that approximately one-third of our directors are subject to election each year;

•	bylaw provisions that require advance notice of some types of shareholder proposals; and

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

As of February 18, 2020, we had approximately 433 stockholders of record. Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our revolving credit facility, as well as the indentures governing our 6.125% senior notes due September 15, 2024 (the "2024 Senior Notes"), our 5.75% senior notes due May 15, 2026 (the "2026 Senior Notes") and the SRC Senior Notes.

The following table presents information about our purchases of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (3)

October 1 - 31, 2019	346,080	$26.02	341,423	$45.6
November 1 - 30, 2019	—	—	—	—
December 1 - 31, 2019	173	23.87	—	—
Total fourth quarter 2019 purchases	346,253	26.02	341,423	$45.6

(1)
Certain purchases represent shares withheld from employees for the payment of their tax liabilities related to the vesting of securities issued pursuant to our stock-based compensation plans. The withheld shares are not issued or considered common stock repurchased under the Stock Repurchase Program described in the footnote titled Common Stock to our accompanying consolidated financial statements included elsewhere in this report.

(2)
In April 2019, the Board approved a program to acquire up to $200 million of our outstanding common stock and in August 2019, effective with the closing of the SRC Acquisition, increased such amount to $525 million. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time.

(3)
Subsequent to December 31, 2019, we repurchased $12.5 million of our outstanding common stock as part of the Stock Repurchase Program. As of February 24, 2020, $358.2 million of our outstanding common stock remained available for repurchase under the Stock Repurchase Program.

STOCKHOLDER PERFORMANCE GRAPH

The performance graph below compares the cumulative total return of our common stock over the five-year period ended December 31, 2019 with the cumulative total returns for the same period for the Standard and Poor's ("S&P") 500 Index and the Standard Industrial Code ("SIC") Index. The SIC Index is a weighted composite of 233 crude petroleum and natural gas companies. The cumulative total stockholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our common stock on December 31, 2014, and in the S&P 500 Index and the SIC Index on the same date. The results shown in the graph below are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended/As of December 31,
	2019	2018	2017	2016 (1)	2015
	(in millions, except per share data and as noted)
Statement of Operations:
Crude oil, natural gas and NGLs sales	$1,307.3	$1,390.0	$913.1	$497.4	$378.7
Commodity price risk management gain (loss), net	(162.8)	145.2	(3.9)	(125.7)	203.2
Total revenues	1,156.1	1,548.7	921.6	382.9	595.3
Net income (loss)	(56.7)	2.0	(127.5)	(245.9)	(68.3)

Earnings per share:
Basic	$(0.89)	$0.03	$(1.94)	$(5.01)	$(1.74)
Diluted	(0.89)	0.03	(1.94)	(5.01)	(1.74)

Statement of Cash Flows:
Net cash flows from:
Operating activities	$858.2	$889.3	$597.8	$486.3	$411.1
Investing activities	(677.8)	(1,087.9)	(717.0)	(1,509.1)	(604.3)
Financing activities	(188.9)	18.1	65.0	1,266.1	178.0
Capital expenditures for development of crude oil and natural gas properties (2)	(855.9)	(946.4)	(737.2)	(436.9)	(599.5)
Acquisition of crude oil and natural gas properties	(13.2)	(180.0)	(15.6)	(1,073.7)	—

Balance Sheet:
Total assets	$4,448.7	$4,544.1	$4,420.4	$4,485.8	$2,370.5
Working capital (deficit)	(57.2)	(166.6)	(16.4)	129.2	30.7
Total debt, net of unamortized discount and debt issuance costs	1,177.2	1,194.9	1,151.9	1,044.0	642.4
Total stockholders' equity	2,335.5	2,526.7	2,507.6	2,622.8	1,287.2

Average Pricing and Production Expenses (per Boe and as a percent of sales for production taxes):
Sales price (excluding net settlements on derivatives)	$26.46	$34.61	$28.69	$22.43	$24.64
Lease operating expenses	2.88	3.26	2.82	2.70	3.71
Production taxes	1.63	2.25	1.91	1.42	1.20
Production taxes (as a percent of sales)	6.2%	6.5%	6.6%	6.3%	4.9%
Transportation, gathering and processing	0.94	0.93	1.04	0.83	0.66

Total production	49,414	40,160	31,830	22,176	15,369

Total proved reserves (MMBoe)	610.9	544.9	452.9	341.4	272.8

(1)	In 2016, we closed an acquisition in the Delaware Basin for aggregate consideration of approximately $1.76 billion.

(2)	Includes impact of change in accounts payable related to capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in our results of operations from 2017 to 2018 has been omitted from this report, but may be found in Item 7, Management's Discussion and Analysis, of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. Further, we encourage you to revisit the Special Note Regarding Forward-Looking Statements in Part I of this report.

EXECUTIVE SUMMARY

2019 Financial Overview of Operations and Liquidity

Production volumes increased 23 percent to 49.4 MMBoe in 2019 compared to 2018. The increase in production volumes was primarily attributable to the continued success of our horizontal Niobrara and Codell drilling program in the Wattenberg Field and growing production from our horizontal Wolfcamp drilling program in our Delaware Basin properties. Total liquids production of crude oil and NGLs comprised 61 percent of production in 2019. For the month ended December 31, 2019, we maintained an average production rate of approximately 139,000 Boe per day, up from approximately 129,000 Boe per day for the month ended December 31, 2018.

Crude oil, natural gas and NGLs sales decreased to $1.3 billion in 2019 compared to $1.4 billion in 2018, driven by a 24 percent decrease in weighted-average realized commodity prices, partially offset by the 23 percent increase in production. We had negative net settlements from commodity derivative contracts of $17.6 million for 2019 as compared to negative net settlements of $115.5 million for 2018. The combined revenue from crude oil, natural gas and NGLs sales and net settlements received on our commodity derivative instruments was $1.3 billion in both 2019 and 2018.

In 2019, we generated a net loss of $56.7 million or, $0.89 per diluted share, compared to net income of $2.0 million, or $0.03 per diluted share, in 2018. Adjusted EBITDAX, a non-U.S. GAAP financial measure, was $882.7 million in 2019, up two percent from $868.7 million in 2018.

Net cash flows from operating activities in 2019 and 2018 were $858.2 million and $889.3 million, respectively, and adjusted cash flows from operations, a non-U.S. GAAP financial measure, were $825.4 million and $808.4 million, respectively. Free cash flow, a non-U.S. GAAP financial measure, was $37.7 million for 2019 as compared to a deficit of $174.3 million for 2018.

See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Acquisition

In January 2020, we merged with SRC in a transaction valued at $1.7 billion, inclusive of SRC's net debt. Upon closing, we issued approximately 39 million shares of our common stock to SRC shareholders, reflecting issuance of 0.158 of a share of our common stock in exchange for each share of SRC common stock held.

Liquidity

Available liquidity as of December 31, 2019 was $1.3 billion, primarily due to $1.3 billion available for borrowing under our revolving credit facility. In October 2019, as part of our semi-annual redetermination, the borrowing base on our revolving credit facility was reaffirmed at $1.6 billion and we elected to retain our commitment amount at $1.3 billion.

Pursuant to closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under the facility to $1.7 billion. As part of the SRC Acquisition, we assumed $550 million in 6.25% Senior Notes due December 2025 and paid off and terminated SRC's revolving credit facility, which had an outstanding balance of $165 million at closing. The indenture governing the SRC Senior Notes has a change of control provision and on January 17, 2020, we commenced an offer to repurchase the SRC Senior Notes at 101 percent of the principal amount of the notes, together with any accrued and unpaid interest to the date of purchase. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding SRC Senior Notes accepted our redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. We funded the repurchase with proceeds from our revolving credit facility.

Had we closed the SRC Acquisition in 2019 with our new commitment level, we estimate that our available liquidity as of December 31, 2019 would have been approximately $1.6 billion, comprised of approximately $66.6 million of cash and cash equivalents and approximately $1.5 billion available for borrowing under our revolving credit facility.

Stock Repurchase Program

In April 2019, the Board approved the acquisition of up to $200 million of our outstanding common stock, dependent on market conditions (the "Stock Repurchase Program"). Effective with the closing of the SRC Acquisition, the Board approved an increase and extension of the Stock Repurchase Program from $200 million to $525 million with a target completion date of December 31, 2021. Pursuant to the Stock Repurchase Program, we repurchased 4.7 million shares of outstanding common stock at a cost of $154.4 million during 2019. Subsequent to December 31, 2019, we repurchased approximately 0.6 million shares of our outstanding common stock at a cost of $12.5 million. As of February 24, 2020, $358.2 million of our outstanding common stock remained available for repurchase under the Stock Repurchase Program.

Midstream Asset Divestitures

In the second quarter of 2019, we completed the Midstream Asset Divestitures for an aggregate cash purchase price of $345.6 million ($263.6 million of which was paid upon closing with $82.0 million to be paid in June 2020), subject to certain customary post-closing adjustments, plus potential future long-term incentive payments. We do not currently expect to meet the conditions to receive these incentive payments. Proceeds were allocated first to the assets sold based upon the fair values of the tangible assets, with $179.6 million allocated to the acreage dedication agreements.

2019 Drilling Overview

During 2019, we ran three drilling rigs in the Wattenberg Field through mid-September and then dropped to a two-rig pace through the remainder of the year. In the Delaware Basin, we ran three rigs through May 2019 and then dropped to a two-rig pace through the remainder of the year.

The following tables summarizes our drilling and completion activity for the year ended December 31, 2019:

	Wells Operated by PDC
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2018	133	122.4	18	17.4	151	139.8
Wells spud	126	117.0	33	31.7	159	148.7
Wells turned-in-line	(114)	(105.1)	(21)	(20.0)	(135)	(125.1)
In-process as of December 31, 2019	145	134.3	30	29.1	175	163.4

	Wells Operated by Others
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2018	5	2.0	6	0.9	11	2.9
Wells spud	55	4.4	3	0.4	58	4.8
Wells turned-in-line	(19)	(1.1)	(9)	(1.3)	(28)	(2.4)
In-process as of December 31, 2019	41	5.3	—	—	41	5.3

Our in-process wells represent wells that are in the process of being drilled and/or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our drilled uncompleted wells are generally completed and turned-in-line within a year of drilling.
2020 Operational and Financial Outlook

We anticipate that our total production for 2020 will range between 205,000 Boe to 215,000 Boe per day, approximately 78,000 Bbls to 82,000 Bbls of which are expected to be crude oil. Our planned 2020 capital investments in crude oil and natural gas properties, which we expect to be between $1.0 billion and $1.1 billion, are focused on continued execution of our development plans in the Wattenberg Field, including acreage received in the SRC Acquisition, and the Delaware Basin.

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

Wattenberg Field. We are drilling in the horizontal Niobrara and Codell plays in the rural areas of the core Wattenberg Field, which is further delineated between the Kersey, Prairie and Plains development areas, as well as the mix of rural and municipal acreage received in the SRC Acquisition. Our 2020 capital investment program for the Wattenberg Field is approximately 75 percent of our expected total capital investments in crude oil and natural gas properties, of which approximately 95 percent is expected to be invested in operated drilling and completion activity. The majority of the wells we plan to drill in 2020 in the Wattenberg Field are standard-reach lateral (“SRL”), mid-reach lateral (“MRL”) and extended-reach lateral (“XRL”) wells. In 2020, we anticipate spudding approximately 150 to 175 operated wells and turning-in-line approximately 200 to 225 operated wells. We expect to drill at a three-rig pace in 2020 with an average development cost per well of between $2.7 million and $4.5 million, depending upon the lateral length of the well. The remainder of the Wattenberg Field capital investment program is expected to be used for non-operated drilling, land, capital workovers and facilities projects.

Delaware Basin. Our 2020 capital investment program for the Delaware Basin contemplates operating a single rig into the third quarter, with a second rig planned for the remainder of the year. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2020 are expected to be approximately 25 percent of our total capital investments in crude oil and natural gas properties, of which approximately 90 percent is expected to be invested in operated drilling and completion activity. In 2020, we anticipate spudding approximately 15 to 20 operated wells and turn-in-line approximately 20 to 25 operated wells. The majority of the wells we plan to drill in 2020 in the Delaware Basin are MRL and XRL wells. We expect average development costs per well of between $9.5 million and $11.0 million, depending upon the lateral length of the well. We do not plan to drill any SRL wells in the Delaware Basin in 2020.

Financial Guidance. We are committed to our disciplined approach to managing our development plans. Based on our current production forecast for 2020 and assumed average NYMEX prices of $52.50 per Bbl of crude oil and $2.00 per Mcf of natural gas and an assumed average composite price of $11.00 per Bbl for NGLs, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by approximately $250 million. Assuming consistent realization percentages, we estimate that for every:

•	$2.50 change in the NYMEX crude oil price from $52.50, our adjusted cash flows from operations would increase or decrease by approximately $30 million;

•	$0.25 change in the NYMEX natural gas price from $2.00, our adjusted cash flows from operations would increase or decrease by approximately $20 million; and

•	$1.00 change in the composite price for NGLs from $11.00, our adjusted cash flows from operations would increase or decrease by approximately $20 million.

We may revise our 2020 capital investment program during the year as a result of, among other things, changes in commodity prices or our internal long-term outlook for commodity prices, requirements to hold acreage, the cost of services for drilling and well completion activities, drilling results, changes in our borrowing capacity, a significant change in cash flows, regulatory issues, requirements to maintain continuous activity on leaseholds or acquisition and/or divestiture opportunities.

The following table provides projected financial guidance for 2020:

	Low	High
Operating Expenses
Lease operating expenses ($/Boe)	$2.70	$2.90
Transportation, gathering and processing expenses ("TGP") ($/Boe)	$0.95	$1.15
Production taxes (percent of crude oil, natural gas and NGL sales)	6.5%	7.5%

Estimated Price Realizations
Crude oil (percent of NYMEX, excluding TGP)	93%	97%
Natural gas (percent of NYMEX, excluding TGP)	50%	55%
NGLs ($/Bbl, excluding TGP)	$10.00	$12.00

On a per unit basis and excluding transaction costs incurred related to the SRC Acquisition of approximately $30 million, we expect our general and administrative expense to be in the range of $1.90 to $2.10 per Boe for 2020.

Ballot Initiative Update

Certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced various alternatives for ballot initiatives which would result in significantly limiting or preventing oil and natural gas development in the state. Proponents of such initiatives have begun the process of attempting to qualify six initiatives to appear on the ballot in November 2020. Five of the initiatives are focused on increased setbacks, with differing distances and criteria, and one is focused on bonding requirements.

These initiatives will undergo a review by the Colorado Legislative Council, and will be the subject of other procedural requirements. If those requirements are satisfied, proponents of the initiatives can begin the process of collecting the signatures needed to qualify them for the November 2020 ballot. We do not know what the outcome of this process will be; however, a similar setback ballot initiative, Proposition 112, qualified for the ballot but failed to pass in 2018.

Because approximately 81 percent of our proved reserves are located in Colorado, the risks we face with respect to these proposals, and possible similar future proposals, are greater than those of our competitors with more geographically diverse operations. We cannot predict the outcome of the potentially pending initiatives or possible future regulatory developments.

See Part I, Item1A, Risk Factors, for additional information regarding the ballot initiatives.

Results of Operations

Summary Operating Results

The following table presents selected information regarding our operating results:

	Year Ended December 31,
				Percent Change
	2019	2018	2017	2019-2018	2018-2017
	(dollars in millions, except per unit data)
Production:
Crude oil (MBbls)	19,166	16,963	12,902	13.0%	31.5%
Natural gas (MMcf)	115,950	88,017	71,689	31.7%	22.8%
NGLs (MBbls)	10,923	8,527	6,981	28.1%	22.1%
Crude oil equivalent (MBoe)	49,414	40,160	31,830	23.0%	26.2%
Average Boe per day (Boe)	135,381	110,027	87,206	23.0%	26.2%
Crude Oil, Natural Gas and NGLs Sales:
Crude oil	$1,020.7	$1,038.0	$625.0	(1.7)%	66.1%
Natural gas	151.0	163.2	158.3	(7.5)%	3.1%
NGLs	135.6	188.8	129.8	(28.2)%	45.5%
Total crude oil, natural gas and NGLs sales	$1,307.3	$1,390.0	$913.1	(5.9)%	52.2%

Net Settlements on Commodity Derivatives:
Crude oil	$(18.3)	$(124.4)	$(2.7)	(85.3)%	*
Natural gas	0.7	13.9	23.3	(95.0)%	(40.3)%
NGLs	—	(5.0)	(7.3)	*	(31.5)%
Total net settlements on derivatives	$(17.6)	$(115.5)	$13.3	(84.8)%	*

Average Sales Price (excluding net settlements on derivatives):
Crude oil (per Bbl)	$53.26	$61.19	$48.45	(13.0)%	26.3%
Natural gas (per Mcf)	1.30	1.85	2.21	(29.7)%	(16.3)%
NGLs (per Bbl)	12.41	22.14	18.59	(43.9)%	19.1%
Crude oil equivalent (per Boe)	26.46	34.61	28.69	(23.5)%	20.6%

Average Costs and Expenses (per Boe):
Lease operating expenses	$2.88	$3.26	$2.82	(11.7)%	15.6%
Production taxes	1.63	2.25	1.91	(27.6)%	17.8%
Transportation, gathering and processing expenses	0.94	0.93	1.04	1.1%	(10.6)%
General and administrative expense	3.27	4.25	3.78	(23.1)%	12.4%
Depreciation, depletion and amortization	13.04	13.94	14.74	(6.5)%	(5.4)%

Lease Operating Expenses by Operating Region (per Boe):
Wattenberg Field	$2.50	$2.99	$2.48	(16.4)%	20.6%
Delaware Basin	4.15	4.14	5.16	0.2%	(19.8)%
Utica Shale (1)	—	3.46	1.66	*	108.4%

*	Percentage change is not meaningful.
Amounts may not recalculate due to rounding.
(1)	In March 2018, we completed the disposition of our Utica Shale properties.

Crude Oil, Natural Gas and NGLs Sales

The year-over-year change in crude oil, natural gas and NGLs sales revenue were primarily due to the following:

	Year Ended December 31,
	2019	2018
	(in millions)
Change in:
Production	$239.6	$261.6
Average crude oil price	(152.0)	216.1
Average natural gas price	(64.0)	(31.1)
Average NGLs price	(106.3)	30.3
Total change in crude oil, natural gas and NGLs sales revenue	$(82.7)	$476.9
Crude Oil, Natural Gas and NGLs Production

The following table presents crude oil, natural gas and NGLs production.

	Year Ended December 31,
				Percent Change
Production by Operating Region	2019	2018	2017	2019-2018	2018-2017
Crude oil (MBbls)
Wattenberg Field	14,489	12,809	10,922	13.1%	17.3%
Delaware Basin	4,677	4,108	1,699	13.9%	141.8%
Utica Shale (1)	—	46	281	*	(83.6)%
Total	19,166	16,963	12,902	13.0%	31.5%
Natural gas (MMcf)
Wattenberg Field	91,785	68,326	60,106	34.3%	13.7%
Delaware Basin	24,165	19,277	9,410	25.4%	104.9%
Utica Shale (1)	—	414	2,173	*	(80.9)%
Total	115,950	88,017	71,689	31.7%	22.8%
NGLs (MBbls)
Wattenberg Field	8,198	6,455	5,876	27.0%	9.9%
Delaware Basin	2,725	2,038	917	33.7%	122.2%
Utica Shale (1)	—	34	188	*	(81.9)%
Total	10,923	8,527	6,981	28.1%	22.1%
Crude oil equivalent (MBoe)
Wattenberg Field	37,984	30,652	26,815	23.9%	14.3%
Delaware Basin	11,430	9,359	4,184	22.1%	123.7%
Utica Shale (1)	—	149	831	*	(82.1)%
Total	49,414	40,160	31,830	23.0%	26.2%
Average crude oil equivalent per day (Boe)
Wattenberg Field	104,066	83,978	73,466	23.9%	14.3%
Delaware Basin	31,315	25,641	11,463	22.1%	123.7%
Utica Shale (1)	—	408	2,277	*	(82.1)%
Total	135,381	110,027	87,206	23.0%	26.2%

*	Percentage change is not meaningful.
Amounts may not recalculate due to rounding.
(1)	In March 2018, we completed the disposition of our Utica Shale properties.

The following table presents our crude oil, natural gas and NGLs production ratio by operating region:

	Year Ended December 31,

Production Ratio by Operating Region	2019	2018	2017
Wattenberg Field
Crude oil	38%	42%	41%
Natural gas	40%	37%	37%
NGLs	22%	21%	22%
Total	100%	100%	100%
Delaware Basin
Crude oil	41%	44%	41%
Natural gas	35%	34%	37%
NGLs	24%	22%	22%
Total	100%	100%	100%
Utica Shale (1)
Crude oil	—%	31%	34%
Natural gas	—%	46%	43%
NGLs	—%	23%	23%
Total	—%	100%	100%

(1) In March 2018, we completed the disposition of our Utica Shale properties.

Midstream Capacity
Our ability to market our production depends substantially on the availability, proximity and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. If adequate midstream facilities and services are not available to us on a timely basis and at acceptable costs, our production and results of operations could be adversely affected. In recent years, there has been substantial development drilling in our current areas of operation, and this has made it more challenging for providers of midstream infrastructure and services to keep pace with the corresponding increases in field-wide production. The ultimate timing and availability of adequate infrastructure is not within our control and we could experience capacity constraints for extended periods of time that could negatively impact our ability to meet our production targets. Weather, regulatory developments and other factors also affect the adequacy of midstream infrastructure. Like other producers, we from time to time enter into volume commitments with midstream providers in order to incentivize them to provide increased capacity to sufficiently meet our projected volume growth from our areas of operation. If our production falls below the level required under these agreements, we could be subject to transportation charges or aid in construction payments for commitment shortfalls.

               Wattenberg Field. Elevated line pressures on gas gathering facilities operated by DCP have adversely affected production from our Wattenberg Field operations from mid-2017 to the early fourth quarter of 2019. However, beginning in the mid-fourth quarter of 2019, through the combination of DCP’s continued system expansions and the availability of additional NGLs takeaway capacity out of the basin, DCP was able to more meaningfully reduce line pressures through most of our operated areas of the Wattenberg Field. As a result of the decreased line pressures, we experienced increased production volumes in the Wattenberg Field in the fourth quarter of 2019 from incremental NGL takeaway expansion projects and increased firm residue gas space obtained by DCP. As we exited 2019, DCP was able to utilize the full capacity of the O’Connor II plant.

As midstream development continues in the field, we anticipate having the ability to move additional volumes on DCP’s system with the start-up of the Cheyenne Connector residue pipeline planned for mid-second quarter of 2020 and the completion of DCP in-basin infrastructure designed to deliver gas volumes to the Latham II plant, which is expected in mid-2020.

Our production in the Wattenberg Field is significantly dependent on DCP's gathering system, and this reliance increased considerably when we closed the SRC Acquisition. We continue to work with our midstream service providers in an effort to ensure all of the existing in-basin infrastructure is fully utilized and that all options for system expansion are evaluated and implemented to the extent possible to accommodate projected future volume growth from the field.

                NGL fractionation on the Gulf Coast and Conway continues to operate at or near full capacity and this could potentially impact the operation of gas plants in the Wattenberg Field. Our Wattenberg Field operations are not currently being impacted by NGL fractionation capacity constraints; however, limitations on downstream fractionation capacity could limit the ability of our service providers to adjust ethane and propane recoveries to optimize the plant product mix to maximize revenue. Additional fractionation capacity came online during 2019 and additional capacity is expected to become available throughout 2020.

                Delaware Basin. Our production from the Delaware Basin was not materially affected by midstream or downstream capacity constraints during 2019. However, despite the completion and start-up of a new natural gas residue pipeline, natural gas takeaway capacity downstream of in-field gathering and processing facilities in the basin continues to operate close to capacity and near-term production constraints, and lower natural gas netback pricing, are likely until at least the first quarter of 2021, when the next natural gas residue pipeline out of the basin is scheduled to be commissioned.

As discussed above, NGL fractionation on the Gulf Coast and at Conway is running at or near full capacity, and this could potentially impact the operation of gas plants in the Delaware Basin. Two new crude oil pipelines out of the Permian Basin were recently completed and are now operational. As a result, we believe the crude oil takeaway constraints that were experienced in 2018 and early 2019 have been somewhat alleviated for the near future.

Crude Oil, Natural Gas and NGLs Pricing

Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially. Our realized sales prices for crude oil, natural gas and NGLs decreased during 2019 as compared to 2018. NYMEX average daily crude oil and NYMEX first-of-the-month natural gas prices decreased 12 percent and 15 percent, respectively, as compared to 2018.

The following tables present weighted-average sales prices of crude oil, natural gas and NGLs for the periods presented:

	Year Ended December 31,
Weighted-Average Realized Sales Price by Operating Region				Percent Change
(excluding net settlements on derivatives)	2019	2018	2017	2019-2018	2018-2017
Crude oil (per Bbl)
Wattenberg Field	$52.99	$61.14	$48.48	(13.3)%	26.1%
Delaware Basin	54.08	61.37	48.68	(11.9)%	26.1%
Utica Shale (1)	—	58.10	45.63	*	27.3%
Weighted-average price	53.26	61.19	48.45	(13.0)%	26.3%
Natural gas (per Mcf)
Wattenberg Field	1.49	1.90	2.19	(21.6)%	(13.2)%
Delaware Basin	0.57	1.66	2.26	(65.7)%	(26.5)%
Utica Shale (1)	—	2.68	2.40	*	11.7%
Weighted-average price	1.30	1.85	2.21	(29.7)%	(16.3)%
NGLs (per Bbl)
Wattenberg Field	11.51	20.58	17.75	(44.1)%	15.9%
Delaware Basin	15.12	27.06	22.64	(44.1)%	19.5%
Utica Shale (1)	—	24.29	25.06	*	(3.1)%
Weighted-average price	12.41	22.14	18.59	(43.9)%	19.1%
Crude oil equivalent (per Boe)
Wattenberg Field	26.31	34.13	28.55	(22.9)%	19.5%
Delaware Basin	26.95	36.25	29.80	(25.7)%	21.6%
Utica Shale (1)	—	30.98	27.36	*	13.2%
Weighted-average price	26.46	34.61	28.69	(23.5)%	20.6%

*	Percentage change is not meaningful.
Amounts may not recalculate due to rounding.
(1)	In March 2018, we completed the disposition of our Utica Shale properties.

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

Our crude oil, natural gas and NGLs sales are recorded using either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. We use the net-back method when control of the crude oil, natural gas or NGLs has been transferred to the purchasers of these commodities that are providing transportation, gathering or processing services. In these situations, the purchaser pays us based on a percent of proceeds or a sales price fixed at index less specified deductions. The net-back method results in the recognition of a net sales price that is lower than the index on which the production is based because the operating costs and profit of the midstream facilities are embedded in the net price we are paid. We use the gross method of accounting when control of the crude oil, natural gas or NGLs is not transferred to the purchaser and the purchaser does not provide transportation, gathering or processing services as a function of the price we receive. Rather, we contract separately with midstream providers for the applicable transportation and processing on a per unit basis. Under this method, we recognize revenues based on the gross selling price and recognize transportation, gathering and processing expenses.

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

2019	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$57.03	$53.26	93%	$1.24	$52.02	91%
Natural gas (per MMBtu)	2.63	1.30	49%	0.17	1.13	43%
NGLs (per Bbl)	57.03	12.41	22%	0.10	12.31	22%
Crude oil equivalent (per Boe)	40.95	26.46	65%	0.90	25.56	62%

2018	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$64.77	$61.19	94%	$0.94	$60.25	93%
Natural gas (per MMBtu)	3.09	1.85	60%	0.22	1.63	53%
NGLs (per Bbl)	64.77	22.14	34%	0.21	21.93	34%
Crude oil equivalent (per Boe)	47.87	34.61	72%	0.93	33.68	70%

2017	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$50.95	$48.45	95%	$1.41	$47.04	92%
Natural gas (per MMBtu)	3.11	2.21	71%	0.17	2.04	66%
NGLs (per Bbl)	50.95	18.59	36%	0.30	18.29	36%
Crude oil equivalent (per Boe)	38.83	28.69	74%	1.04	27.65	71%

Our average realization percentages for crude oil in 2019 were consistent with those for 2018. The realization percentage for our natural gas sales decreased as compared to 2018, primarily due to widening of the basis between NYMEX and the indices upon which we sell our natural gas production. In the Delaware Basin, we experienced certain months during 2019 when the transportation, gathering and processing cost to deliver our natural gas to market exceeded the price we received. The realization percentages for our NGLs sales also decreased as compared to 2018, primarily due to reductions in prices for the individual NGLs components for 2019 as compared to the same periods in 2018. As noted above, average

NYMEX prices for both crude oil and natural gas during 2019 decreased as compared to 2018, resulting in lower average realizations. Based on our current pricing projections, we expect realizations in 2020 to decrease relative to 2019.

Commodity Price Risk Management

We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including fixed-price swaps, collars and basis protection swaps on a portion of our estimated crude oil and natural gas production. For our commodity swaps, we ultimately realize the fixed price value related to the swaps. See the footnote titled Commodity Derivative Financial Instruments to our accompanying consolidated financial statements included elsewhere in this report for a summary of our derivative positions as of December 31, 2019.

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

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil fixed price swaps and collars	$(18.3)	$(139.7)	$(2.7)
Crude oil basis protection swaps	—	15.2	—
Natural gas fixed price swaps and collars	8.8	(7.0)	19.5
Natural gas basis protection swaps	(8.1)	21.0	3.8
NGLs fixed price swaps	—	(5.0)	(7.3)
Total net settlements of commodity derivative instruments	(17.6)	(115.5)	13.3
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	(81.1)	64.9	44.8
Crude oil fixed price swaps, collars and rollfactors	(62.1)	197.0	(77.9)
Natural gas fixed price swaps and collars	0.1	1.4	14.7
Natural gas basis protection swaps	(2.1)	(2.6)	5.7
NGLs fixed price swaps	—	—	(4.6)
Net change in fair value of unsettled commodity derivative instruments	(145.2)	260.7	(17.3)
Total commodity price risk management gain (loss), net	$(162.8)	$145.2	$(4.0)

Lease Operating Expenses

Lease operating expenses increased nine percent to $142.2 million in 2019 compared to $131.0 million in 2018, primarily due to wells turned-in-line during 2019. Significant changes in lease operating expenses included increases of $10.5 million related to produced water disposal expense, $4.7 related to additional compressor and equipment rental, $2.4 million related to expense for non-operated wells, $2.1 million for payroll and employee benefits related to increases in headcount and $1.4 million related to chemical treatments. The increases were partially offset by decreases of $6.3 million related to workover projects and $4.7 million related to midstream expense resulting from the sale of Delaware Basin midstream assets during the second quarter of 2019. Lease operating expense per Boe decreased by 12 percent to $2.88 for 2019 from $3.26 for 2018.

Production Taxes

Production taxes, which are comprised mainly of severance tax and ad valorem tax, are directly related to crude oil, natural gas and NGLs sales and are generally assessed as a percentage of net revenues. From time to time, there are adjustments to the statutory rates for these taxes based upon certain credits that are determined by activity levels and relative commodity prices from year-to-year.

Production taxes decreased 11 percent to $80.8 million in 2019 compared to $90.4 million in 2018, primarily due to the six percent decrease in crude oil, natural gas and NGLs sales for 2019 compared to 2018, refunds of ad valorem tax related to high-cost natural gas wells and a decrease in ad valorem tax rates in the Delaware Basin.

Transportation, Gathering and Processing Expenses

Transportation, gathering and processing expenses are primarily impacted by the volumes delivered through pipelines and for natural gas gathering and transportation operations. Transportation, gathering and processing expenses increased 24 percent to $46.4 million in 2019 compared to $37.4 million in 2018, primarily due to an increase in production. Transportation, gathering and processing expenses per Boe remained consistent at $0.94 for 2019 compared to $0.93 for 2018.

Exploration, Geologic and Geophysical Expense

Geological and geophysical costs. Geological and geophysical costs of $4.1 million in 2019 compared to $6.2 million in 2018 were primarily for the purchase of seismic data related to unproved acreage in the Delaware Basin.

Impairment of Properties and Equipment

The following table sets forth the major components of our impairment of properties and equipment:

	Year Ended December 31,
	2019	2018	2017
	(in millions)

Impairment of proved and unproved properties	$10.6	$458.4	$285.5
Amortization of individually insignificant unproved properties	—	—	0.4
Impairment of infrastructure and other	27.9	—	—
Impairment of properties and equipment	$38.5	$458.4	$285.9

During 2019 and 2018, we recorded impairment charges totaling $10.6 million and $458.4 million, respectively, related to the divestiture of leaseholds and then-current and anticipated near-term leasehold expirations within our non-focus areas of the Delaware Basin that we determined not to develop. We determined the fair value of the properties based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold. During 2019, we also recorded impairments of $27.9 million related to certain midstream facility infrastructure in the Delaware Basin. Upon closing of the Midstream Asset Divestitures, it was determined that the net book value of these assets was not recoverable.

General and Administrative Expense

General and administrative expense decreased five percent to $161.8 million in 2019 compared to $170.5 million in 2018. The decrease was primarily attributable to decreases of $17.9 million in legal-related fees and $8.2 million in government relations costs. The decreases were partially offset by increases of $7.8 million in costs related to the SRC Acquisition, $6.0 million related to shareholder activism, $3.4 million for the allowance adjustment for royalty owner payments and $1.0 million in payroll and related benefits.

Depreciation, Depletion and Amortization

Crude oil and natural gas properties. During 2019 and 2018, we invested $787.7 million and $982.7 million, exclusive of changes in accounts payable related to capital expenditures, in the development of our crude oil and natural gas properties, respectively. DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $638.5 million, $551.3 million and $462.5 million in 2019, 2018 and 2017, respectively. The year-over-year change in DD&A expense for 2019 compared to 2018 related to crude oil and natural gas properties was primarily due to the following:

Year Ended December 31,
2019
(in millions)
Increase in production	$128.9
Decrease in weighted-average depreciation, depletion and amortization rates	(41.7)
Total increase in DD&A expense related to crude oil and natural gas properties	$87.2

The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties:

	Year Ended December 31,
Operating Region/Area	2019	2018	2017
	(per Boe)
Wattenberg Field	$11.82	$12.58	$14.67
Delaware Basin	16.87	17.70	14.89
Total weighted-average	13.04	13.73	14.53

Loss on sale of properties and equipment

In 2019, we exchanged acreage located in Reeves County, Texas with a third party. As additional consideration for the acreage acquired, we paid $2.7 million in cash and recognized a loss of $45.6 million based on the carrying value of the acreage sold.

Interest Expense

Interest expense increased by $0.4 million to $71.2 million in 2019 compared to $70.7 million in 2018. The increase was primarily related to a $4.2 million increase in interest related to our revolving credit facility, partially offset by a $4.1 million increase in capitalized interest.

Interest costs capitalized in 2019 and 2018 were $13.4 million and $9.2 million, respectively.

Provision for Income Taxes

                Current income tax benefit in 2019 and 2018 was $1.1 million and $0.7 million, respectively. Current income taxes generally relate to the cash that is paid or recovered for income taxes associated with the applicable period. The remaining portion of the total income tax provision is comprised of deferred income taxes, which are a result of differences in the timing of deductions from our U.S. GAAP presentation of financial statements and the income tax regulations.

Our effective income tax rates for 2019 and 2018 were 5.5 percent and 72.8 percent, respectively, on income/(loss) from operations.

The 2019 rate differs from the federal statutory tax rate primarily due to state taxes, valuation allowance for state tax attributes, stock compensation detriments and nondeductible expenses that consist primarily of officers' compensation, acquisition costs and government lobbying expenses.

The 2018 rate differs from the federal statutory tax rate primarily due to state taxes, federal tax credits, valuation allowance for state tax attributes and nondeductible expenses that consist primarily of officers' compensation cost and government lobbying expenses.

As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions. The Internal Revenue Service ("IRS") partially accepted our 2018 tax return. The 2018 tax return is in the IRS Compliance Assurance Program (the "CAP Program") post-filing review process, with no significant tax adjustments currently proposed. We continue to voluntarily participate in the IRS CAP Program for the 2019 and 2020 tax years.

Net Income (Loss)/Adjusted Net Income (Loss)

The factors resulting in changes in net income (loss) in 2019 and 2018 are discussed above. These same reasons similarly impacted adjusted net income (loss), a non-U.S. GAAP financial measure, with the exception of the net change in fair value of unsettled derivatives, adjusted for taxes, of $110.0 million and $198.3 million in 2019 and 2018, respectively. Adjusted net income was $53.3 million in 2019 and adjusted net loss was $196.3 million in 2018. See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility, proceeds raised in debt and equity capital market transactions and asset sales. In 2019, our net cash flows from operating activities were $858.2 million.

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

From time to time, these activities may result in a working capital deficit; however, we do not believe that our working capital deficit as of December 31, 2019 is an indication of a lack of liquidity. We had working capital deficits of $57.2 million and $166.6 million at December 31, 2019 and December 31, 2018, respectively. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.

Our cash and cash equivalents were $1.0 million at December 31, 2019 and availability under our revolving credit facility was $1.3 billion, providing for total liquidity of $1.3 billion as of December 31, 2019. In October 2019, as part of our semi-annual redetermination, the borrowing base on our revolving credit facility was reaffirmed at $1.6 billion and we elected to retain our commitment amount at $1.3 billion. Based on our current production forecast for 2020 and assumed average NYMEX prices of $52.50 per Bbl of crude oil and $2.00 per Mcf of natural gas and an assumed average composite price of $11.00 per Bbl for NGLs, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by approximately $250 million.

Pursuant to closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under the facility to $1.7 billion. Had we closed the SRC Acquisition in 2019 with our new commitment level, we estimate that our available liquidity as of December 31, 2019 would have been approximately $1.6 billion, comprised of approximately $66.6 million of cash and cash equivalents and approximately $1.5 billion available for borrowing under our revolving credit facility.

In the second quarter of 2019, we completed the Midstream Asset Divestitures for an aggregate cash purchase price of $345.6 million ($263.6 million of which was paid upon closing with the remaining $82.0 million to be paid in June 2020), subject to certain customary post-closing adjustments, plus potential future long-term incentive payments. We do not currently expect to meet the conditions to receive these incentive payments. Proceeds were allocated first to the assets sold based upon the fair values of the tangible assets, with $179.6 million allocated to the acreage dedication agreements.
We used the proceeds from these divestitures for our capital investment program.

As a result of merging with SRC, we assumed the SRC Senior Notes and paid off and terminated SRC's revolving credit facility. On January 17, 2020, we commenced an offer to repurchase the outstanding SRC Senior Notes at 101 percent of the principal amount. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding SRC Senior Notes accepted our redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. We funded the repurchase with proceeds from our revolving credit facility.

In April 2019, the Board approved the acquisition of up to $200 million of our outstanding common stock, depending on market conditions. Pursuant to the Stock Repurchase Program, we repurchased 4.7 million shares of outstanding common stock at a cost of $154.4 million during 2019. Subsequent to December 31, 2019, we repurchased approximately 0.6 million shares of our outstanding common stock at a cost of $12.5 million. Additionally, in August 2019, contingent on the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million with a target completion date of December 31, 2021. As of February 24, 2020, $358.2 million of our outstanding common stock remained available for repurchase under the Stock Repurchase Program.

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

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (i) maintain a minimum current ratio of 1.0:1.0 and (ii) not exceed a maximum leverage ratio of 4.0:1.0. At December 31, 2019, we were in compliance with all covenants in the revolving credit facility with a current ratio of 4.4:1.0 and a leverage ratio of 1.4:1.0. We expect to remain in compliance throughout the 12-month period following the filing of this report.

The indentures governing our 2024 Senior Notes, our 2026 Senior Notes and the SRC Senior Notes contain customary restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional debt including under our revolving credit facility, (ii) make certain investments or pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of our restricted subsidiaries, (iv) restrict the payment of dividends or other payments by restricted subsidiaries to us, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs and general and administrative expenses. Cash flows from operating activities decreased by $31.1 million to $858.2 million in 2019 as compared to $889.3 million in 2018, primarily due to a decrease in crude oil, natural gas and NGLs sales of $82.7 million and a decrease in changes in assets and liabilities of $48.1 million, primarily attributable to $95.5 million in deferred midstream gathering credits related to our Midstream Asset Divestitures. These changes were partially offset by an increase in commodity derivative settlements of $97.9 million.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased by $17.0 million in 2019 to $825.4 million from $808.4 million in 2018. The increase was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Free cash flow, a non-U.S GAAP financial measure, increased by $212.0 million in 2019 to $37.7 million from a free cash flow deficit of $174.3 million in 2018. The increase was due to the increase in adjusted cash flows from operations, combined with a decrease in capital investments in crude oil and natural gas properties.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $677.8 million during 2019 was primarily related to our drilling and completion activities of $855.9 million. Partially offsetting these investing activities was net cash received from the Midstream Asset Divestitures and certain Delaware Basin crude oil and natural gas properties of $199.4 million. Net cash used in investing activities of $1.1 billion during 2018 was primarily related to cash utilized toward property acquisitions of $180.0 million and our drilling and completion activities of $946.4 million. Partially offsetting these investments was the receipt of approximately $43.5 million, primarily related to the sale of our Utica Shale assets in March 2018.

Financing Activities. Net cash from financing activities in 2019 of $188.9 million was primarily due to the repurchase and retirement of shares of our common stock totaling $154.4 million pursuant to the Stock Repurchase Program, net borrowings from our credit facility of $28.5 million and $4.0 million related to purchases of our stock for employee stock-based compensation tax withholding obligations.

Net cash from financing activities in 2018 of $18.1 million was comprised of net borrowings from our credit facility of $32.5 million, partially offset by $7.7 million of debt issuance costs and $5.1 million related to purchases of our stock.

Contractual Obligations and Contingent Commitments

The following table presents our contractual obligations and contingent commitments as of December 31, 2019:

	Payments due by period
		Less than	1-3	3-5
Contractual Obligations and Contingent Commitments	Total	1 year	years	years	Thereafter
	(in millions)
Long-term liabilities reflected on the consolidated balance sheet (1)
Long-term debt (2)	$1,204	$—	$200	$404	$600
Commodity derivative contracts (3)	4	3	1	—	—
Production tax liability	144	76	68	—	—
Deferred oil gathering credit	20	2	5	4	9
Deferred midstream gathering credits	176	7	23	29	117
Asset retirement obligations	127	32	30	30	35
Operating and finance leases	22	6	11	3	2
Other liabilities (4)	4	—	2	1	1
	1,701	126	340	471	764

Commitments, contingencies and other arrangements (5)
Interest on long-term debt (6)	386	67	130	120	69
Firm transportation and processing agreements (7)	581	85	207	147	142
	967	152	337	267	211
Total	$2,668	$278	$677	$738	$975

(1)	Table does not include net deferred income tax liability to taxing authorities of $195.8 million due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(2)	Amount presented does not agree with the consolidated balance sheets in that it excludes $14.8 million of unamortized debt discounts and $12.0 million of unamortized debt issuance costs.

(3)	Represents our gross liability related to the fair value of derivative positions.

(4)	Includes deferred compensation to former executive officers and deferred payments related to firm transportation agreements.

(5)
The table does not include termination benefits related to employment agreements with our executive officers, due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

(6)
Amounts presented include $241.5 million to the holders of our 2026 Senior Notes, $122.5 million to the holders of our 2024 Senior Notes and $4.5 million payable to the holders of our 2021 Convertible Notes. Amounts also include interest of $16.7 million related to unutilized commitments at a rate of 0.375 percent per annum.

(7)
Represents our gross commitment which includes volumes produced by us and purchased from third parties and produced by other third-party working, royalty and overriding royalty interest owners whose volumes we market on their behalf.

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

Off-Balance Sheet Arrangements

At December 31, 2019, we had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital investments or capital resources.

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

Crude Oil and Natural Gas Properties. We account for our crude oil and natural gas properties under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and developmental dry hole costs are capitalized and depleted by the unit-of-production method based on estimated proved developed producing reserves. Property acquisition costs are depleted on the unit-of-production method based on estimated proved reserves.

Annually, we engage independent petroleum engineers to prepare reserve and economic evaluations of all our properties on a well-by-well basis as of December 31. We adjust our crude oil and natural gas reserves for major acquisitions, new drilling and divestitures during the year as needed. The process of estimating and evaluating crude oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates over time. Because estimates of reserves significantly affect our DD&A expense, a change in our estimated reserves could have an effect on our net earnings.

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

We assess our crude oil and natural gas properties for possible impairment annually, or upon a triggering event, by comparing carrying value to estimated undiscounted future net cash flows on a field-by-field basis using estimated production and prices at which we reasonably estimate the commodities will be sold. Significant inputs and assumptions to the valuation of proved crude oil and natural gas properties include estimates of reserve volumes, future operating and development costs, future commodity prices and estimated future cash flows. Any impairment in value is charged to impairment of properties and equipment. The estimates of future prices may differ from current market prices of crude oil and natural gas. Any downward revisions in estimates to our reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event, and therefore, a reduction in undiscounted future net cash flows and an impairment of our crude oil and natural gas properties. Although our cash flow estimates are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

We validate our fair value measurement by corroborating the original source of inputs, monitoring changes in valuation methods and assumptions and through the review of counterparty statements and other supporting documentation.

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

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved developed producing, proved developed non-producing, proved undeveloped and unproved crude oil and natural gas properties. To estimate the fair values of these properties, we prepare estimates of crude oil and natural gas reserves. We estimate future prices by using the applicable forward pricing strip to apply to our estimate of reserve quantities acquired, and estimates of future operating and development costs to arrive at an estimate of future net revenues. For estimated proved reserves, the future net revenues are discounted using a market-based weighted-average cost of capital rate determined appropriate at the time of the acquisition. The market-based weighted-average cost of capital rate is subject to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved properties, we reduce the discounted future net revenues of probable and possible reserves by additional risk-weighting factors. Additionally, for acquisitions with significant unproved properties, we complete an analysis of comparable purchased properties to determine an estimation of fair value.

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

Reconciliation of Non-U.S. GAAP Financial Measures

We use "adjusted cash flows from operations," "free cash flow (deficit)," "adjusted net income (loss)" and "adjusted EBITDAX," non-U.S. GAAP financial measures, for internal management reporting, when evaluating period-to-period changes and, in some cases, in providing public guidance on possible future results. In addition, we believe these are measures of our fundamental business and can be useful to us, investors, lenders and other parties in the evaluation of our performance relative to our peers and in assessing acquisition opportunities and capital expenditure projects. These supplemental measures are not measures of financial performance under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss) or cash flows from operations, investing or financing activities and should not be viewed as liquidity measures or indicators of cash flows reported in accordance with U.S. GAAP. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. In the future, we may disclose different non-U.S. GAAP financial measures in order to help us and our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure.

Adjusted cash flows from operations and free cash flow (deficit). We believe adjusted cash flows from operations can provide additional transparency into the drivers of trends in our operating cash flows, such as production, realized sales prices and operating costs, as it disregards the timing of settlement of operating assets and liabilities. We believe free cash flow (deficit) provides additional information that may be useful in an analysis of our ability to generate cash to fund exploration and development activities and to return capital to stockholders.

We are unable to present a reconciliation of forward-looking free cash flow because components of the calculation, including fluctuations in working capital accounts, are inherently unpredictable. Moreover, estimating the most directly comparable GAAP measure with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort. We believe that forward-looking estimates of free cash flow are important to investors because they assist in the analysis of our ability to generate cash from our operations in excess of capital investments in crude oil and natural gas properties.

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

The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operations to adjusted cash flows from operations and free cash flow (deficit):
Net cash from operating activities	$858.2	$889.3	$597.8
Changes in assets and liabilities	(32.8)	(80.9)	(15.7)
Adjusted cash flows from operations	825.4	808.4	582.1
Capital expenditures for development of crude oil and natural gas properties	(855.9)	(946.4)	(737.2)
Change in accounts payable related to capital expenditures	68.2	(36.3)	(50.8)
Free cash flow (deficit)	$37.7	$(174.3)	$(205.9)

Net income (loss) to adjusted net income (loss):
Net income (loss)	$(56.7)	2.0	$(127.5)
(Gain) loss on commodity derivative instruments	162.8	(145.2)	3.9
Net settlements on commodity derivative instruments	(17.6)	(115.5)	13.3
Tax effect of above adjustments	(35.2)	62.4	(4.1)
Adjusted net income (loss)	$53.3	$(196.3)	$(114.4)

Net income (loss) to adjusted EBITDAX:
Net income (loss)	$(56.7)	$2.0	$(127.5)
(Gain) loss on commodity derivative instruments	162.8	(145.2)	3.9
Net settlements on commodity derivative instruments	(17.6)	(115.5)	13.3
Non-cash stock-based compensation	23.8	21.8	19.4
Interest expense, net	71.1	70.3	76.4
Income tax expense (benefit)	(3.3)	5.4	(211.9)
Impairment of properties and equipment	38.5	458.4	285.9
Impairment of goodwill	—	—	75.1
Exploration, geologic and geophysical expense	4.1	6.2	47.3
Depreciation, depletion and amortization	644.2	559.8	469.1
Accretion of asset retirement obligations	6.1	5.1	6.4
Loss on extinguishment of debt	—	—	24.7
(Gain) loss on sale of properties and equipment	9.7	0.4	(0.7)
Adjusted EBITDAX	$882.7	$868.7	$681.4

Cash from operating activities to adjusted EBITDAX:
Net cash from operating activities	$858.2	$889.3	$597.8
Interest expense, net	71.1	70.3	76.4
Amortization of debt discount and issuance costs	(13.6)	(12.8)	(12.9)
Exploration, geologic and geophysical expense	4.1	6.2	47.3
Exploratory dry hole expense	—	(0.1)	(41.3)
Other	(4.3)	(3.3)	29.8
Changes in assets and liabilities	(32.8)	(80.9)	(15.7)
Adjusted EBITDAX	$882.7	$868.7	$681.4

PV-10:
PV-10	$3,837.0	$5,321.3	$3,212.0
Present value of estimated future income tax discounted at 10%	(526.7)	(873.6)	(331.9)
Standardized measure of discounted future net cash flows	$3,310.3	$4,447.7	$2,880.1

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

As of December 31, 2019, our interest-bearing deposit accounts included money market accounts and checking accounts with various banks. The amount of our interest-bearing cash and cash equivalents as of December 31, 2019 was $0.4 million, with a weighted-average interest rate of one percent. Based on a sensitivity analysis of our interest bearing deposits as of December 31, 2019 and assuming we had $0.4 million outstanding throughout the period, we estimate that a one percent increase in interest rates would not have a material impact on interest income for the twelve months ended December 31, 2019.

As of December 31, 2019, we had $4.0 million outstanding balance on our revolving credit facility. If market interest rates would have increased or decreased by one percent, our interest expense for the twelve months ended December 31, 2019 would have changed by approximately $0.3 million.

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

Our realized prices vary regionally based on local market differentials and our transportation agreements. The following table presents average market index prices for crude oil and natural gas for the periods identified, as well as the average sales prices we realized for our crude oil, natural gas and NGLs production:

	Year Ended December 31,
	2019	2018
Average NYMEX Index Price:
Crude oil (per Bbl)
NYMEX	$57.03	$64.77
Natural gas (per MMBtu)
NYMEX	$2.63	$3.09

Average Sales Price Realized:
Excluding net settlements on commodity derivatives
Crude oil (per Bbl)	$53.26	$61.19
Natural gas (per Mcf)	1.30	1.85
NGLs (per Bbl)	12.41	22.14

Based on a sensitivity analysis as of December 31, 2019, we estimate that a 10 percent increase in natural gas, crude oil prices and the propane portion of NGLs prices, inclusive of basis, over the entire period for which we have commodity derivatives in place would have resulted in a decrease in the fair value of our derivative positions of $49.7 million, whereas a 10 percent decrease in prices would have resulted in an increase in fair value of $50.1 million.

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

Disclosure of Limitations

Because the information above included only those exposures that existed at December 31, 2019, it does not consider those exposures or positions which could arise after that date. Our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDC Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PDC Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment Assessment of Proved Crude Oil and Natural Gas Properties
As described in Notes 2 and 8 to the consolidated financial statements, as of December 31, 2019 the Company’s proved crude oil and natural gas properties were approximately $6,241.8 million. Upon a triggering event or at least annually, the Company assesses its proved crude oil and natural gas properties for possible impairment by comparing the carrying value to estimated undiscounted future net cash flows on a field-by-field basis using estimated production, based upon prices at which the Company estimates the commodity will be sold. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis. Significant inputs and assumptions to the valuation of proved crude oil and natural gas properties include estimates of reserves volumes, future operating and development costs, future commodity prices, and estimated future cash flows. Management utilizes the services of independent petroleum engineers (management’s specialists) to estimate their proved crude oil and natural gas reserves.
The principal considerations for our determination that performing procedures relating to the valuation of proved crude oil and natural gas properties is a critical audit matter are there was significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and natural gas reserves; which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate management’s estimated future cash flows and significant assumptions, including estimates of reserves volumes, future operating and development costs, and future commodity prices, as well as the significant input of interest and net revenue interest inputs used in estimated future cash flows.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of proved crude oil and natural gas properties and the development of future cash flows. These procedures also included, among others, evaluating the completeness and accuracy of ownership records, including inputs of interest and net revenue interests, and evaluating the significant assumptions and method used in the Company’s proved crude oil and natural gas impairment analysis. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved crude oil and natural gas reserves. As a basis for this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialist’s findings. When evaluating the assumptions relating to the estimates of reserves volumes, future operating and development costs, and future commodity prices, procedures performed included obtaining evidence related to the reasonableness of these assumptions, including whether the assumptions used were reasonable considering the past performance of the Company and whether the assumptions were consistent with evidence obtained in other areas of the audit.
Impairment Assessment of Unproved Crude Oil and Natural Gas Properties
As described in Notes 2 and 8 to the consolidated financial statements, unproved crude oil and natural gas properties with individually significant acquisition costs are periodically assessed for impairment. Unproved crude oil and natural gas properties which are not individually significant are amortized, by field, based on historical experience, acquisition dates, and average lease terms. During the year ended December 31, 2019, the Company recorded impairment charges related to unproved crude oil and natural gas properties of $10.6 million, including those related to unproved crude oil and natural gas properties, primarily resulting from identified current and anticipated leasehold expirations and management’s determination to no longer pursue plans to develop certain properties. As of December 31, 2019, the Company had approximately $403.4 million of unproved crude oil and natural gas properties.

The principal considerations for our determination that performing procedures relating to the impairment assessment of unproved crude oil and natural gas properties is a critical audit matter are there was a high degree of auditor subjectivity and significant audit effort in performing procedures to test the completeness and accuracy of lease records, including leasehold expiration and evaluate plans to develop certain properties. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment of unproved crude oil and natural gas properties, including the completeness and accuracy of lease records. These procedures also included, among others, evaluating the reasonableness of the Company’s unproved crude oil and natural gas impairment assessment by testing the completeness and accuracy of the lease records, including lease expirations, production data, and identification of dry holes. Procedures were also performed to evaluate the reasonableness of management’s plans to develop certain properties, including the Company’s approved capital budget and average cost to drill.

/s/PricewaterhouseCoopers LLP

Denver, Colorado
February 26, 2020

We have served as the Company’s auditor since 2007.

PDC ENERGY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

As of December 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$963	$1,398
Accounts receivable, net	266,354	181,434
Fair value of derivatives	28,078	84,492
Prepaid expenses and other current assets	8,635	7,136
Total current assets	304,030	274,460
Properties and equipment, net	4,095,202	4,002,862
Assets held-for-sale, net	—	140,705
Fair value of derivatives	3,746	93,722
Other assets	45,702	32,396
Total Assets	$4,448,680	$4,544,145

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$98,934	$181,864
Production tax liability	76,236	60,719
Fair value of derivatives	2,921	3,364
Funds held for distribution	98,393	105,784
Accrued interest payable	14,284	14,150
Other accrued expenses	70,462	75,133
Total current liabilities	361,230	441,014
Long-term debt	1,177,226	1,194,876
Deferred income taxes	195,841	198,096
Asset retirement obligations	95,051	85,312
Liabilities held-for-sale	—	4,111
Fair value of derivatives	692	1,364
Other liabilities	283,133	92,664
Total liabilities	2,113,173	2,017,437

Commitments and contingent liabilities

Stockholders' equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 61,652,412 and 66,148,609 issued as of December 31, 2019 and 2018, respectively	617	661
Additional paid-in capital	2,384,309	2,519,423
Retained earnings (deficit)	(47,945)	8,727
Treasury shares - at cost, 34,922 and 45,220 as of December 31, 2019 and 2018, respectively	(1,474)	(2,103)
Total stockholders' equity	2,335,507	2,526,708
Total Liabilities and Stockholders' Equity	$4,448,680	$4,544,145

See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

Year Ended December 31,	2019	2018	2017
Revenues
Crude oil, natural gas and NGLs sales	$1,307,275	$1,389,961	$913,084
Commodity price risk management gain (loss), net	(162,844)	145,237	(3,936)
Other income	11,692	13,461	12,468
Total revenues	1,156,123	1,548,659	921,616
Costs, expenses and other
Lease operating expenses	142,248	130,957	89,641
Production taxes	80,754	90,357	60,717
Transportation, gathering and processing expenses	46,353	37,403	33,220
Exploration, geologic and geophysical expense	4,054	6,204	47,334
General and administrative expense	161,753	170,504	120,370
Depreciation, depletion and amortization	644,152	559,793	469,084
Accretion of asset retirement obligations	6,117	5,075	6,306
Impairment of properties and equipment	38,536	458,397	285,887
Impairment of goodwill	—	—	75,121
(Gain) loss on sale of properties and equipment	9,734	394	(766)
Provision for uncollectible notes receivable	—	—	(40,203)
Other expenses	11,317	11,829	13,157
Total costs, expenses and other	1,145,018	1,470,913	1,159,868
Income (loss) from operations	11,105	77,746	(238,252)
Loss on extinguishment of debt	—	—	(24,747)
Interest expense	(71,171)	(70,730)	(78,694)
Interest income	72	413	2,261
Income (loss) before income taxes	(59,994)	7,429	(339,432)
Income tax (expense) benefit	3,322	(5,406)	211,928
Net income (loss)	$(56,672)	$2,023	$(127,504)

Earnings per share:
Basic	$(0.89)	$0.03	$(1.94)
Diluted	$(0.89)	$0.03	$(1.94)

Weighted-average common shares outstanding:
Basic	64,032	66,059	65,837
Diluted	64,032	66,303	65,837

See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(56,672)	$2,023	$(127,504)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	145,246	(260,775)	17,260
Depreciation, depletion and amortization	644,152	559,793	469,084
Impairment of properties and equipment	38,536	458,397	285,887
Accretion of asset retirement obligations	6,117	5,075	6,306
Non-cash stock-based compensation	23,837	21,782	19,353
(Gain) loss on sale of properties and equipment	9,734	394	(766)
Amortization of debt discount and issuance costs	13,575	12,769	12,907
Deferred income taxes	(2,256)	6,105	(203,685)
Impairment of goodwill	—	—	75,121
Exploratory dry hole costs	—	113	41,297
Provision for uncollectible notes receivable	—	—	(40,203)
Loss on extinguishment of debt	—	—	24,747
Other	3,155	2,763	2,265
Total adjustments to net income (loss) to reconcile to net cash from operating activities:	882,096	806,416	709,573
Changes in assets and liabilities:
Accounts receivable	(88,304)	12,025	(60,546)
Other assets	(11,560)	(81)	3,364
Production tax liability	22,240	35,225	31,316
Accounts payable and accrued expenses	(29,578)	16,261	31,378
Funds held for future distribution	(7,298)	9,973	24,472
Asset retirement obligations	(21,511)	(13,341)	(10,176)
Other liabilities	168,813	20,801	(4,064)
Total changes in assets and liabilities	32,802	80,863	15,744
Net cash from operating activities	858,226	889,302	597,813
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(855,908)	(946,350)	(737,208)
Capital expenditures for other properties and equipment	(20,839)	(11,055)	(5,094)
Acquisition of crude oil and natural gas properties	(13,207)	(180,026)	(15,628)
Proceeds from sale of properties and equipment	2,105	3,562	9,991
Proceeds from divestitures	202,076	44,693	—
Sale of promissory note	—	—	40,203
Restricted cash	8,001	1,249	(9,250)
Sale of short-term investments	—	—	49,890
Purchase of short-term investments	—	—	(49,890)
Net cash from investing activities	(677,772)	(1,087,927)	(716,986)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,577,000	1,072,500	—
Repayment of revolving credit facility	(1,605,500)	(1,040,000)	—
Proceeds from issuance of senior notes	—	—	592,366
Redemption of senior notes	—	—	(519,375)
Payment of debt issuance costs	(72)	(7,704)	(50)
Purchase of treasury shares	(154,363)	—	—
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(4,003)	(5,147)	(6,672)
Principal payments under financing lease obligations	(1,952)	(1,495)	(1,168)
Other	—	(55)	(103)
Net cash from financing activities	(188,890)	18,099	64,998
Net change in cash, cash equivalents and restricted cash	(8,436)	(180,526)	(54,175)
Cash, cash equivalents and restricted cash, beginning of year	9,399	189,925	244,100
Cash, cash equivalents and restricted cash, end of year	$963	$9,399	$189,925

See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
Consolidated Statements of Equity
(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Total Stockholders' Equity

Balances, January 1, 2017	65,704,568	$657	$2,489,557	(28,763)	$(1,668)	$134,208	$2,622,754
Net loss	—	—	—	—	—	(127,504)	(127,504)
Stock-based compensation	250,512	2	19,351	—	—	—	19,353
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(107,357)	(6,672)	—	(6,672)
Issuance of treasury shares	—	—	(5,517)	83,228	5,517	—	—
Non-employee directors' deferred compensation plan	—	—	—	(3,035)	(185)	—	(185)
Other	—	—	(97)	—	—	—	(97)
Balances, December 31, 2017	65,955,080	$659	$2,503,294	(55,927)	$(3,008)	$6,704	$2,507,649
Net income	—	—	—	—	—	2,023	2,023
Stock-based compensation	193,529	2	21,780	—	—	—	21,782
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(102,647)	(5,147)	—	(5,147)
Issuance of treasury shares	—	—	(5,561)	104,068	5,561	—	—
Non-employee directors' deferred compensation plan	—	—	—	9,286	491	—	491
Other	—	—	(90)	—	—	—	(90)
Balances, December 31, 2018	66,148,609	$661	$2,519,423	(45,220)	$(2,103)	$8,727	$2,526,708
Net loss	—	—	—	—	—	(56,672)	(56,672)
Stock-based compensation	213,745	2	23,835	—	—	—	23,837
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(106,151)	(4,003)	—	(4,003)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(3,803)	—	(127)	3,803	127	—	—
Purchase of treasury shares	—	—	—	(4,706,139)	(154,363)	—	(154,363)
Retirement of treasury shares	(4,706,139)	(46)	(154,317)	4,706,139	154,363	—	—
Issuance of treasury shares	—	—	(4,505)	112,646	4,505	—	—
Balance, December 31, 2019	61,652,412	$617	$2,384,309	(34,922)	$(1,474)	$(47,945)	$2,335,507
See accompanying Notes to Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the Wolfcamp zones. We previously operated properties in the Utica Shale in Southeastern Ohio; however, we divested these properties during the first quarter of 2018. As of December 31, 2019, we owned an interest in approximately 2,649 productive gross wells.

The accompanying audited consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. Pursuant to the proportionate consolidation method, our accompanying consolidated financial statements include our pro rata share of assets, liabilities, revenues and expenses of the entities which we proportionately consolidate. All material intercompany accounts and transactions have been eliminated in consolidation.

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
Restricted Cash. At December 31, 2018, our total cash, cash equivalents and restricted cash of $9.4 million was comprised of $1.4 million of cash and cash equivalents and $8.0 million of restricted cash. We included restricted cash in other assets at December 31, 2018. We did not have any restricted cash at December 31, 2019.
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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Properties and Equipment.

Crude Oil and Natural Gas Properties. We account for our crude oil and natural gas properties under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and developmental dry hole costs are capitalized and depleted by the unit-of-production method, based on estimated proved developed producing reserves. Property acquisition costs are depleted on the unit-of-production method based on estimated proved reserves. We have determined that we have two unit-of-production fields: the Wattenberg Field and the Delaware Basin. In making these conclusions we consider the geographic concentration, operating similarities within the areas, geologic considerations and common cost environments in these areas. We calculate quarterly depreciation, depletion and amortization ("DD&A") expense by using our estimated prior period-end reserves as the denominator, with the exception of our fourth quarter where we use the year-end reserve estimate adjusted for fourth quarter production. Upon the sale or retirement of significant portions of or complete fields of depreciable or depletable property, the net book value thereof, less proceeds or salvage value, is recognized as a gain or loss. Upon the sale of individual wells or an insignificant portion of a field, the proceeds are credited to accumulated DD&A.

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

Proved Property Impairment. Annually, or upon a triggering event, we assess our producing crude oil and natural gas properties for possible impairment by comparing carrying value to estimated undiscounted future net cash flows on a field-by-field basis using estimated production and prices at which we reasonably estimate the commodities will be sold. Significant inputs and assumptions to the valuation of proved crude oil and natural gas properties include estimates of reserve volumes, future operating and development costs, future commodity prices and estimated future cash flows. The estimates of future prices may differ from current market prices of crude oil, natural gas and NGLs. Certain events, including but not limited to downward revisions in estimates of our reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event, and therefore a possible impairment of our proved crude oil and natural gas properties. If carrying values exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a discounted future cash flows analysis. The impairment recorded is the amount by which the carrying values exceed fair value. Impairments are included in the consolidated statements of operations line item impairment of properties and equipment, with a corresponding impact on accumulated DD&A.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Property and Equipment. Other property and equipment such as pipelines, vehicles, facilities, office furniture and equipment, buildings and computer hardware and software is carried at cost. Depreciation is provided principally on the straight-line method over the assets' estimated useful lives, which range from two to 35 years. Total depreciation expense related to other property and equipment was $5.7 million, $8.5 million and $6.6 million in 2019, 2018 and 2017, respectively.

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

Maintenance and repair costs on other property and equipment are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over the remaining useful life of the asset. Upon the sale or other disposition of assets, the cost and related accumulated DD&A are removed, the proceeds are applied and any resulting gain or loss is recognized.

Internal-Use Software. Internal-use software costs incurred during the development stage of our ERP software are capitalized. The development stage generally includes software design, configuration, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal-use software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis upon completion of the project. As of December 31, 2019 and December 31, 2018, our capitalized costs for internal-use software were $25.9 million and $1.4 million, respectively.

Capitalized Interest. Interest costs are capitalized as part of the historical cost of acquiring assets. Investments in unproved crude oil and natural gas properties and major development projects, on which DD&A expense is not currently recorded and on which exploration or development activities are in progress, qualify for capitalization of interest. Major construction projects also qualify for interest capitalization until the asset is ready to be placed into service. Capitalized interest is calculated by multiplying our weighted-average interest rate on our outstanding debt by the qualifying costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is placed into service, we begin amortizing the related capitalized interest over the useful life of the asset. Capitalized interest totaled $13.4 million, $9.2 million and $5.0 million in 2019, 2018 and 2017, respectively.

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

Debt Issuance Costs. Debt issuance costs are capitalized and amortized over the life of the respective borrowings using the effective interest method. Debt issuance costs for the 2021 Convertible Notes, the 2024 Senior Notes and the 2026 Senior Notes are included in long-term debt and the debt issuance costs for the revolving credit facility are included in other assets.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Treasury Shares. We record treasury share purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction in shareholders’ equity. When we retire treasury shares, we charge any excess of cost over the par value to additional paid-in-capital ("APIC"), to the extent we have amounts in APIC, with any remaining excess cost being charged to retained earnings.

Revenue Recognition. Crude oil, natural gas and NGLs revenues are recognized when we have transferred control of crude oil, natural gas or NGLs production to the purchaser. We consider the transfer of control to have occurred when the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the crude oil, natural gas or NGLs production. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes based on company-measured volume readings. We then adjust our crude oil, natural gas and NGLs sales in subsequent periods based on the data received from our purchasers that reflects actual volumes delivered and prices received. We receive payment for sales one to two months after actual delivery has occurred. The differences in sales estimates and actual sales are recorded one to two months later. Historically, these differences have not been material. We account for natural gas imbalances using the sales method. For 2019, 2018 and 2017, the impact of any natural gas imbalances was not significant.

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

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved developed producing, proved developed non-producing, proved undeveloped and unproved crude oil and natural gas properties. To estimate the fair value of these properties, we prepare estimates of crude oil and natural gas reserves. We estimate future prices by using the applicable forward pricing strip to apply to our estimate of reserve quantities acquired and estimates of future operating and development costs to arrive at an estimate of future net revenues. For estimated proved reserves, the future net revenues are discounted using a market-based weighted-average cost of capital rate determined appropriate at the time of the acquisition. The market-based weighted-average cost of capital rate is subject to additional project-specific risk factors. To compensate for the inherent risk of estimating and valuing unproved properties, we reduce the discounted future net revenues of probable and possible reserves by

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

additional risk-weighting factors. Additionally, for acquisitions with significant unproved properties, we complete an analysis of comparable purchased properties to determine an estimation of fair value.

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
Stock-Based Compensation. Stock-based compensation is recognized in our financial statements based on the grant-date fair value of the equity instrument awarded. Stock-based compensation expense is recognized in the financial statements on a straight-line basis over the requisite service period for the entire award and we account for forfeitures of stock-based compensation awards as they occur. To the extent compensation cost relates to employees directly involved in crude oil and natural gas exploration and development activities or the development of internal-use software, such amounts may be capitalized to properties and equipment. Amounts not capitalized to properties and equipment are recognized in the related cost and expense line item in the consolidated statements of operations.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - ACQUISITION

In January 2020, we merged with SRC in a transaction valued at $1.7 billion, inclusive of SRC's net debt. Upon closing, we issued approximately 39 million shares of our common stock to SRC shareholders and holders of SRC equity awards, reflecting the issuance of 0.158 of a share of our common stock in exchange for each outstanding share of SRC common stock and the cancellation of outstanding SRC equity awards pursuant to the terms of the Merger Agreement. We expect to account for the SRC Acquisition under the acquisition method of accounting for business combinations and are currently in the process of determining preliminary estimated acquisition date fair values of identifiable assets acquired and liabilities assumed. During 2019, we recorded transaction costs related to the SRC Acquisition of $7.3 million, which are included in general and administrative expense.

As result of closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under our revolving credit facility to $1.7 billion. As part of the SRC acquisition, we assumed the SRC Senior Notes and paid off and terminated SRC's revolving credit facility, which had an outstanding balance of $165.0 million at closing. The indenture governing the SRC Senior Notes has a change of control provision pursuant to which, if a “Change of Control” occurs, the issuer is required to make an offer to repurchase the SRC Senior Notes at a price equal to 101 percent of the principal amount of the notes, together with any accrued and unpaid interest to the date of purchase. It was determined that the SRC Acquisition did result in a "Change of Control", and on January 17, 2020, we commenced an offer to repurchase the outstanding SRC Senior Notes. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding SRC Senior Notes accepted our redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. We funded the repurchase with proceeds from our revolving credit facility.

Additionally, in August 2019, effective upon on the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million with a target completion date of December 31, 2021.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4 - REVENUE RECOGNITION

On January 1, 2018, we adopted the new accounting standard that was issued by the FASB to provide a single, comprehensive model to determine the measurement of revenue and timing of when it is recognized and all related amendments (the “New Revenue Standard”) using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Based upon our review, we determined that the adoption of the New Revenue Standard would have reduced our crude oil, natural gas and NGLs sales by approximately $11.3 million in 2017 with a corresponding decrease in transportation, gathering and processing expenses and no impact on net earnings. To determine the impact on our crude oil, natural gas and NGLs sales and our transportation, processing and gathering expenses for 2018, we applied the new guidance to contracts that were not completed as of December 31, 2017. The adoption of the New Revenue Standard has not significantly impacted our net income.

Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for 2019, 2018 and 2017:

	Year Ended December 31,
Revenue by Commodity and Operating Region	2019	2018	2017 (1)
	(in thousands)
Crude oil
Wattenberg Field	$767,760	$783,158	$529,562
Delaware Basin	252,929	252,107	82,677
Utica Shale (2)	—	2,696	12,814
Total	$1,020,689	$1,037,961	$625,053
Natural gas
Wattenberg Field	$137,143	$130,073	$131,792
Delaware Basin	13,877	32,010	21,251
Utica Shale (2)	—	1,109	5,216
Total	$151,020	$163,192	$158,259
NGLs
Wattenberg Field	$94,347	$132,820	$104,298
Delaware Basin	41,219	55,148	20,756
Utica Shale (2)	—	840	4,718
Total	$135,566	$188,808	$129,772
Revenue by Operating Region
Wattenberg Field	$999,250	$1,046,051	$765,652
Delaware Basin	308,025	339,265	124,684
Utica Shale (2)	—	4,645	22,748
Total	$1,307,275	$1,389,961	$913,084

(1)	As we have elected the modified retrospective method of adoption for the New Revenue Standard, revenues for 2017 have not been restated. Such changes would not have been material.
(2)	In March 2018, we completed the disposition of our Utica Shale properties.

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

We validate our fair value measurement by corroborating the original source of inputs, monitoring changes in valuation methods and assumptions, and through the review of counterparty statements and other supporting documentation.

Our crude oil and natural gas fixed-price swaps are included in Level 2. Our collars are included in Level 3. Our basis swaps are included in Level 2 and Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	As of December 31,
	2019			2018
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Total assets	$22,886	$8,938	$31,824	$118,521	$59,693	$178,214
Total liabilities	(3,089)	(524)	(3,613)	(3,364)	(1,364)	(4,728)
Net asset	$19,797	$8,414	$28,211	$115,157	$58,329	$173,486

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of our Level 3 assets measured at fair value:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Fair value of Level 3 instruments, net asset (liability) beginning of period	$58,329	$(9,687)	$(9,574)
Changes in fair value included in consolidated statements of operations line item:
Commodity price risk management gain (loss), net	(41,749)	63,257	6,241
Settlements included in consolidated statements of operations line items:
Commodity price risk management gain (loss), net	(8,166)	4,759	(6,354)
Fair value of Level 3 instruments, net asset (liability) end of period	$8,414	$58,329	$(9,687)

Net change in fair value of Level 3 unsettled derivatives included in consolidated statements of operations line item:
Commodity price risk management gain (loss), net	$(22,694)	$—	$(866)
Total	$(22,694)	$—	$(866)

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

The portion of our long-term debt related to our revolving credit facility approximates fair value due to the variable nature of related interest rates. We have not elected to account for the portion of our debt related to our senior notes under the fair value option; however, we have determined an estimate of the fair values based on measurements of trading activity and broker and/or dealer quotes, respectively, which are published market prices, and therefore are Level 2 inputs. The table below presents these estimates of the fair value of the portion of our long-term debt related to our senior notes and convertible notes as of December 31, 2019 and 2018:

	As of December 31,
	2019		2018
	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
	(in millions)
Senior notes:
2021 Convertible Notes	$188.6	94.3%	$175.4	87.7%
2024 Senior Notes	409.2	102.3%	370.2	92.5%
2026 Senior Notes	599.4	99.9%	532.4	88.7%

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

We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. As of December 31, 2019, we had derivative instruments, which were comprised of fixed-price swaps, collars and basis protection swaps, in place for a portion of our anticipated 2020 and 2021 production. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.

As of December 31, 2019, our derivative instruments were comprised of fixed-price swaps, collars and basis protection swaps.

•
Fixed-price swaps are arrangements that guarantee a fixed price. If the index price is below the fixed contract price, we receive the market price from the purchaser and receive the difference between the index price and the fixed contract price from the counterparty. If the index price is above the fixed contract price, we receive the market price from the purchaser and pay the difference between the index price and the fixed contract price to the counterparty;

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2019, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted-average contract price is shown.

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBls Natural Gas - BBtu)	Weighted-Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu)	Weighted- Average Contract Price	Fair Value December 31, 2019 (1) (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2020	3,600	55.00	71.68	7,160	60.98	27,162
2021	—	—	—	3,200	55.76	3,054
Total Crude Oil	3,600			10,360		$30,216
Natural Gas
NYMEX
2020	—	—	—	4,000	2.30	75
Dominion South
2020	—	—	—	14	2.54	—
Total Natural Gas	—			4,014		$75
Basis Protection - Natural Gas
CIG
2020	—	$—	$—	20,500	$(0.62)	$(2,392)
Waha
2020	—	—	—	4,000	(1.40)	312
Total Basis Protection - Natural Gas	—			24,500		$(2,080)
Commodity Derivatives Fair Value						$28,211

(1)
Approximately 28.1 percent of the fair value of our commodity derivative assets and 14.5 percent of the fair value of our commodity derivative liabilities were measured using significant unobservable inputs (Level 3).

Subsequent to December 31, 2019, we entered into commodity derivative positions covering approximately 1,000 MBbls and 2,000 MBbls of crude oil production for 2020 and 2021, respectively. Additionally, we received commodity derivative positions covering approximately 3,900 MBbls of crude oil production for 2020 as a result of the SRC Acquisition.

We have not elected to designate any of our derivative instruments as cash flow hedges; therefore, these instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of our derivative instruments are recorded in the consolidated statements of operations.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the balance sheet location and fair value amounts of our derivative instruments as of December 31, 2019 and 2018:

			Fair Value
Derivative Instruments:		Consolidated Balance Sheet Line Item	2019	2018
			(in thousands)
Derivative assets:	Current
	Commodity derivative contracts	Fair value of derivatives	$27,766	$84,492
	Basis protection derivative contracts	Fair value of derivatives	312	—
			28,078	84,492
	Non-current
	Commodity derivative contracts	Fair value of derivatives	3,746	93,722
Total derivative assets			$31,824	$178,214

Derivative liabilities:	Current
	Commodity derivative contracts	Fair value of derivatives	$529	748
	Basis protection derivative contracts	Fair value of derivatives	2,392	2,616
			2,921	3,364
	Non-current
	Commodity derivative contracts	Fair value of derivatives	692	1,364
Total derivative liabilities			$3,613	$4,728

The following table presents the impact of our derivative instruments on our consolidated statements of operations:

	Year Ended December 31,
Consolidated Statements of Operations Line Item	2019	2018	2017
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$(17,598)	$(115,538)	$13,324
Net change in fair value of unsettled derivatives	(145,246)	260,775	(17,260)
Total commodity price risk management gain (loss), net	$(162,844)	$145,237	$(3,936)

Our financial derivative agreements contain master netting provisions that provide for the net settlement of contracts through a single payment in the event of early termination. We have elected not to offset the fair value positions recorded on our consolidated balance sheets.

The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

As of December 31, 2019	Derivative Instruments, Gross	Effect of Master Netting Agreements	Derivative Instruments, Net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$31,824	$(2,619)	$29,205

Liability derivatives:
Derivative instruments, at fair value	$3,613	$(2,619)	$994

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2018	Derivative instruments, gross	Effect of Master Netting Agreements	Derivative Instruments, Net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$178,214	$(3,985)	$174,229

Liability derivatives:
Derivative instruments, at fair value	$4,728	$(3,985)	$743

NOTE 7 - CONCENTRATION OF RISK

Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts:

	As of December 31,
	2019	2018
	(in thousands)

Crude oil, natural gas and NGLs sales	$149,758	$155,756
Joint interest billings	29,510	19,580
Midstream asset divestitures deferred payments	81,702	—
Derivative counterparties	—	3,937
Other	12,860	6,542
Allowance for doubtful accounts	(7,476)	(4,381)
Accounts receivable, net	$266,354	$181,434

Our accounts receivable primarily relate to sales of our crude oil, natural gas and NGLs production, receivable balances from other third parties that own working interests in the properties we operate and derivative counterparties. For the years ended December 31, 2019 and 2018, amounts written off to allowance for doubtful accounts were not material. As of December 31, 2019 and December 31, 2018, four and three, respectively, of our customers represented 10 percent or more of our crude oil, natural gas and NGLs accounts receivable balance.

Major Customers. The following table presents the individual customers constituting 10 percent or more of total revenues:

	Year Ended December 31,
Customer	2019	2018	2017

Occidental Marketing, Inc.	20.0%	—%	—%
DCP Midstream, LP	17.0%	12.5%	19.6%
Mercuria Energy Trading, Inc.	16.0%	—%	—%
United Energy Trading, LLC	11.0%	—%	—%
Suncor Energy Marketing, Inc.	—%	—%	16.4%

Derivative Counterparties. We utilize commodity derivative instruments to manage a portion of our exposure to price volatility from producing crude oil, natural gas and NGLs. These arrangements expose us to credit risk of nonperformance by our counterparties. We primarily use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at December 31, 2019.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Accrued Expenses. The following table presents the components of other accrued expenses:

	As of December 31,
	2019	2018
	(in thousands)

Employee benefits	$21,611	$25,811
Asset retirement obligations	32,200	25,598
Environmental expenses	2,256	3,038
Operating and finance leases	5,926	1,779
Other	8,469	18,907
Other accrued expenses	$70,462	$75,133

Other Liabilities. The following table presents the components of other liabilities as of:

	As of December 31,
	2019	2018
	(in thousands)

Production taxes	$68,020	$61,310
Deferred oil gathering credits	20,100	22,710
Deferred midstream gathering credits	175,897	—
Operating and finance leases	15,779	2,900
Other	3,337	5,744
Other liabilities	$283,133	$92,664

Deferred Oil Gathering Credits. In January 2018, we entered into an agreement that dedicates crude oil from the majority of our Wattenberg Field acreage to the midstream provider's gathering lines and extends the term of the agreement through December 2029. The payment is being amortized over the life of the agreement. Amortization charges related to this deferred oil gathering credit totaling approximately $2.0 million and $1.4 million for 2019 and 2018, respectively, are included as a reduction to transportation, gathering and processing expenses.

Deferred Midstream Gathering Credits. In May 2019, concurrent with the sale of our Delaware Basin produced water gathering and disposal midstream assets, we entered into an agreement with the purchaser which dedicates all of our water gathering and disposal volumes in the Delaware Basin via pipeline for a term of 15 years. We recorded a long-term deferred credit of $40.5 million attributable to the value of the dedication, which is being amortized using the units-of-production basis. Amortization charges related to this deferred credit totaling $0.9 million for 2019 are included as a reduction to lease operating expenses and capital costs.

In May 2019, concurrent with the sale of our Delaware Basin crude oil gathering midstream assets, we entered into an agreement with the purchaser which provides us with gathering and transport for crude oil from dedicated acreage within an area of mutual interest for a term of 15 years. We recorded a long-term deferred credit of $28.9 million attributable to the value of the dedication, which is being amortized on a units-of-production basis. Amortization charges related to this deferred credit totaling $0.5 million for 2019 are included as crude oil sales.

In June 2019, concurrent with the sale of our Delaware Basin natural gas gathering midstream assets, we entered into an agreement with the purchaser which provides us with gathering, processing and transportation of our natural gas from certain dedicated leases for a term of 22 years. We recorded a long-term deferred credit of $110.2 million attributable to the value of the dedication, which is being amortized on a units-of-production basis. Amortization charges related to this deferred credit totaling $2.0 million for 2019 are included as a reduction to transportation, gathering and processing expenses.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8 - PROPERTIES AND EQUIPMENT

The following table presents the components of properties and equipment, net of accumulated DD&A:

	As of December 31,
	2019	2018
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$6,241,780	$5,452,613
Unproved	403,379	492,594
Total crude oil and natural gas properties	6,645,159	5,945,207
Infrastructure and other	41,888	60,612
Land and buildings	12,312	11,243
Construction in progress	408,428	356,095
Properties and equipment, at cost	7,107,787	6,373,157
Accumulated DD&A	(3,012,585)	(2,370,295)
Properties and equipment, net	$4,095,202	$4,002,862

Midstream Asset Divestitures. During 2019, we completed the sales of our Delaware Basin produced water gathering and disposal, crude oil gathering and natural gas gathering assets (the "Midstream Asset Divestitures") for aggregate proceeds of $345.6 million. Concurrent with the Midstream Asset Divestitures, we entered into agreements with the purchasers which provide us with certain gathering, processing, transportation and water disposal services. Proceeds were allocated first to the assets sold based upon the fair values of the tangible assets sold, with the remainder of $179.6 million allocated to the acreage dedication agreements.

In May 2019, we completed the sale of our produced water gathering and disposal midstream assets in the Delaware Basin for $126.3 million, subject to certain customary post-closing adjustments, plus potential future long-term incentive payments of up to $56.3 million. We recorded a gain on the sale of $25.7 million based on the fair value of the tangible assets sold during 2019.

In May 2019, we also completed the sale of our crude oil gathering midstream assets in the Delaware Basin for $37.3 million, subject to certain customary post-closing adjustments, plus potential future long-term incentive payments of up to $15.2 million. We recorded a loss on the sale of $0.2 million based on the fair value of the tangible assets sold during 2019.

In June 2019, we completed the sale of our natural gas gathering midstream assets in the Delaware Basin for $182.0 million ($100.0 million of which was paid upon closing with the remaining $82.0 million to be paid in June 2020), subject to certain customary post-closing adjustments, plus potential future long-term incentive payments of up to $60.5 million. The $82.0 million receivable is included in accounts receivable at December 31, 2019. We recorded a gain on the sale of $8.5 million based on the fair value of the tangible assets sold during 2019.

The Midstream Asset Divestitures did not represent a strategic shift in our operations or have a significant impact on our operations or financial results; therefore, we did not account for the divested assets as discontinued operations.

Acreage Acquisition. In September 2019, we exchanged acreage located in Reeves County, Texas with a third party. As additional consideration for the acreage acquired, we paid $2.7 million in cash and recognized a loss of $45.6 million based on the carrying value of the acreage sold.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Classification of Assets and Liabilities as Held-for-Sale. Assets held-for-sale at December 31, 2018 included assets sold in the Midstream Asset Divestitures and certain non-core Delaware Basin crude oil and natural gas properties. The following table presents balance sheet data related to assets and liabilities held-for-sale:

December 31, 2018
(in thousands)
Assets
Properties and equipment, net	$137,448
Other assets	3,257
Total assets	$140,705

Liabilities
Asset retirement obligation	$4,111
Total liabilities	$4,111

During 2019, we sold certain Delaware Basin crude oil and natural gas properties for net cash proceeds of $33.4 million, which approximated the net book value, resulting in no gain or loss on the sale.

Impairment Charges. The following table presents impairment charges recorded for properties and equipment:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Impairment of proved and unproved properties	$10,599	$458,397	$285,465
Amortization of individually insignificant unproved properties	—	—	422
Impairment of infrastructure and other	27,937	—	—
Total impairment of properties and equipment	$38,536	$458,397	$285,887

During 2019 and 2018, we recorded impairment charges totaling $10.6 million and $458.4 million, respectively, related to the divestiture of leaseholds and then-current and anticipated near-term leasehold expirations within our non-focus areas of the Delaware Basin that we determined not to develop. We determined the fair value of the properties based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold. During 2019, we also recorded impairments of $27.9 million related to certain midstream facility infrastructure in the Delaware Basin. Upon closing of the Midstream Asset Divestitures, it was determined that the net book value of these assets was not recoverable.

Suspended Well Costs. The following table presents the capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment:

	As of December 31,
	2019	2018
	(in thousands, except for number of wells)

Beginning balance	$12,188	$15,448
Additions to capitalized exploratory well costs pending the determination of proved reserves	31,901	35,127
Reclassifications to proved properties	(28,011)	(38,387)
Ending balance	$16,078	$12,188

Number of wells pending determination at period-end	4	2

    During 2019, the two wells classified as exploratory at December 31, 2018 were reclassified as productive and four new wells drilled were classified as exploratory.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exploration Expenses. The following table presents the major components of exploration, geologic and geophysical expense:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Exploratory dry hole costs	$—	$113	$41,297
Geological and geophysical costs, including seismic purchases	3,017	3,401	3,881
Operating, personnel and other	1,037	2,690	2,156
Total exploration, geologic and geophysical expense	$4,054	$6,204	$47,334

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

NOTE 10 - LONG-TERM DEBT

Long-term debt consisted of the following as of:

	As of December 31,
	2019	2018
	(in thousands)
Senior Notes:
1.125% Convertible Notes due September 2021:
Principal amount	$200,000	$200,000
Unamortized discount	(14,763)	(22,766)
Unamortized debt issuance costs	(1,666)	(2,640)
Net of unamortized discount and debt issuance costs	183,571	174,594

6.125% Senior Notes due September 2024:
Principal amount	400,000	400,000
Unamortized debt issuance costs	(4,611)	(5,590)
Net of unamortized debt issuance costs	395,389	394,410

5.75% Senior Notes due May 2026:
Principal amount	600,000	600,000
Unamortized debt issuance costs	(5,734)	(6,628)
Net of unamortized debt issuance costs	594,266	593,372

Total senior notes	1,173,226	1,162,376

Revolving Credit Facility:
Revolving credit facility due May 2023	4,000	32,500
Total long-term debt, net of unamortized discount and debt issuance costs	$1,177,226	$1,194,876

Senior Notes

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2021 Convertible Notes.  In September 2016, we issued $200 million of 1.125% convertible notes due September 15, 2021 in a public offering. Interest at the rate of 1.125% per year is payable in cash semiannually in arrears on March 15 and September 15.

The 2021 Convertible Notes are convertible prior to March 15, 2021 only upon specified events and during specified periods and, thereafter, at any time, at an initial conversion rate of 11.7113 shares of our common stock per $1,000 principal amount of the 2021 Convertible Notes, which is equal to an initial conversion price of approximately $85.39 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, the 2021 Convertible Notes may be settled, at our sole election, in shares of our common stock, cash or a combination thereof. We have initially elected a combination settlement method to satisfy our conversion obligation, which allows us to settle the principal amount of the 2021 Convertible Notes in cash and to settle the excess conversion value, if any, in shares, as well as cash in lieu of fractional shares.

We may not redeem the 2021 Convertible Notes prior to their maturity date. If we undergo a "fundamental change", as defined in the indenture for the 2021 Convertible Notes, subject to certain conditions, holders of the 2021 Convertible Notes may require us to repurchase all or part of the 2021 Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 2021 Convertible Notes to be repurchased, plus any accrued and unpaid interest. The occurrence of a fundamental change will also result in the 2021 Convertible Notes becoming convertible.

We allocated the gross proceeds of the 2021 Convertible Notes between the liability and equity components of the debt. The initial $160.5 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature priced on the same day we issued the 2021 Convertible Notes. The initial $39.5 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the 2021 Convertible Notes. Approximately $4.8 million in costs associated with the issuance of the 2021 Convertible Notes were capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes. As of December 31, 2019, the unamortized debt discount will be amortized over the remaining contractual term to maturity of the 2021 Convertible Notes. Based upon the December 31, 2019 stock price of $26.17 per share, the “if-converted” value of the 2021 Convertible Notes did not exceed the principal amount.

2024 Senior Notes. In September 2016, we issued $400 million aggregate principal amount of 6.125% senior notes due September 15, 2024. Interest is payable semi-annually on March 15 and September 15. Approximately $7.8 million in costs associated with the issuance of the 2024 Senior Notes were capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes. The 2024 Senior Notes are redeemable after September 15, 2019 at fixed redemption prices, currently 104.594 percent of the principal amount redeemed.

2026 Senior Notes. In November 2017, we issued $600.0 million aggregate principal amount 5.75% senior notes due May 15, 2026. Interest is payable semi-annually on May 15 and November 15. Approximately $7.6 million in costs associated with the issuance of the 2026 Senior Notes were capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Upon the occurrence of a "change of control," as defined in the indenture for the 2024 Senior Notes and the 2026 Senior Notes, holders will have the right to require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, together with any accrued and unpaid interest to the date of purchase. In connection with certain asset sales, we may, under certain circumstances, be required to use the net cash proceeds of such asset sale to make an offer to purchase the notes at 100 percent of the principal amount, together with any accrued and unpaid interest to the date of purchase.

The indentures governing the 2024 Senior Notes and 2026 Senior Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries. As of December 31, 2019, we were in compliance with all covenants related to the 2021 Convertible Notes, 2024 Convertible Notes and the 2026 Senior Notes.

Revolving Credit Facility

In May 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement provides for a maximum credit amount of $2.5 billion. The amount we may borrow under the Restated Credit Agreement is subject to certain limitations under our senior notes. In August 2019, we entered into a First Amendment to the Restated Credit Agreement (the "First Amendment"). The First Amendment primarily provided for certain borrowing in connection with the SRC Acquisition and modified certain sections of the Restated Credit Agreement to permit the consummation of the SRC Acquisition. In October 2019, as part of our semi-annual redetermination, the borrowing base on our revolving credit facility was reaffirmed at $1.6 billion and we elected to retain our commitment amount at $1.3 billion.

As a result of closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under our revolving credit facility to $1.7 billion. As part of the SRC acquisition, we assumed the SRC Senior Notes. The SRC Senior Notes contained a change of control provision pursuant to which, if the consummation of the SRC Acquisition resulted in a “Change of Control” under the indenture governing the SRC Senior Notes, we were required to make an offer to repurchase the SRC Senior Notes at a price equal to 101 percent of the principal amount of the notes, together with any accrued and unpaid interest to the date of purchase. It was determined that the SRC Acquisition did result in a "Change of Control", and on January 17, 2020, we commenced an offer to repurchase the outstanding SRC Senior Notes at 101 percent of the principal amount. See the footnote titled Acquisition for information regarding the redemption of the SRC Senior Notes.

The revolving credit facility is available for working capital requirements, capital investments, acquisitions, to support letters of credit and for general corporate purposes. The borrowing base is based on, among other things, the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests. The borrowing base is subject to a semi-annual redetermination on November 1 and May 1 based upon quantification of our reserves at June 30 and December 31, and is also subject to a redetermination upon the occurrence of certain events. Substantially all of our crude oil and natural gas properties have been mortgaged or pledged as security for our revolving credit facility.

The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the London interbank market (“LIBOR”) for one month plus a premium) or, at our election, a rate equal to LIBOR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of December 31, 2019, the applicable interest margin is 0.25 percent for the alternate base rate option or 1.25 percent for the LIBOR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the revolving credit facility expires in May 2023, unless the borrowing base falls below the outstanding balance.

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (a) maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 4.0:1.0. As of December 31, 2019, we were in compliance with all the revolving credit facility covenants.

As of December 31, 2019 and 2018, debt issuance costs related to our revolving credit facility were $8.9 million

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and $11.5 million, respectively, and are included in other assets. As of December 31, 2019 and 2018, availability under our revolving credit facility was $1.3 billion. As of December 31, 2019, the weighted-average interest rate on the outstanding balance on our revolving credit facility, exclusive of fees on the unused commitment, was five percent.

NOTE 11 - LEASES

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

The following table presents the components of lease costs:

Lease Costs	Year Ended December 31, 2019
(in thousands)
Operating lease costs	$4,917

Finance lease costs:
Amortization of ROU assets	$1,961
Interest on lease liabilities	252
Total finance lease costs	$2,213
Short-term lease costs	170,064
Total lease costs	$177,194

Our operating lease costs are recorded in lease operating expenses or general and administrative expense and our finance lease costs are recorded in DD&A expense and interest expense on our consolidated statements of operations. Our short-term lease costs include amounts that are capitalized as part of the cost of another asset and are recorded as properties and equipment or recognized as expense.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the balance sheet classification and other information regarding our leases as of:

Leases	Consolidated Balance Sheet Line Item	December 31, 2019
		(in thousands)
Operating Leases:
Operating lease ROU assets	Other assets	$14,926
Operating lease obligation - short-term	Other accrued expense	$4,159
Operating lease obligation - long-term	Other liabilities	12,944
Total operating lease liabilities		$17,103
Finance Leases:
Finance lease ROU assets	Properties and equipment, net	$4,637
Finance lease obligation - short-term	Other accrued expense	$1,767
Finance lease obligation - long-term	Other liabilities	2,835
Total finance lease liabilities		$4,602
Weighted-average remaining lease term (years)
Operating leases		4.28
Finance leases		3.17
Weighted-average discount rate
Operating leases		5.0%
Finance leases		5.0%

Maturity of lease liabilities by year and in the aggregate, under operating and financing leases with terms of one year or more, as of December 31, 2019 consist of the following:

	Operating Leases	Finance Leases	Total
	(in thousands)
2020	$4,847	$1,949	$6,796
2021	4,923	1,423	6,346
2022	5,016	855	5,871
2023	1,559	637	2,196
2024	950	95	1,045
Thereafter	1,698	—	1,698
Total lease payments	18,993	4,959	23,952
Less: Interest and discount	(1,890)	(357)	(2,247)
Present value of lease liabilities	$17,103	$4,602	$21,705

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interest in crude oil and natural gas properties:

	Year Ended December 31,
	2019	2018
	(in thousands)

Beginning balance	$115,021	$87,306
Obligations incurred with development activities	4,605	2,793
Obligations incurred with acquisition	2,882	4,332
Accretion expense	6,117	5,075
Revisions in estimated cash flows	28,991	30,166
Obligations discharged with asset retirements	(23,426)	(14,651)
Obligations discharged with divestitures	(6,939)	—
Balance at December 31	127,251	115,021
Liabilities held-for-sale	—	(4,111)
Current portion	(32,200)	(25,598)
Long-term portion	$95,051	$85,312

Our estimated asset retirement obligations liability is based on historical experience in plugging and abandoning wells, estimated economic lives and estimated plugging, abandonment and surface reclamation costs considering federal and state regulatory requirements in effect at that time. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations liability, a corresponding adjustment is made to the properties and equipment balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. Short-term asset retirement obligations are included in other accrued expenses.

The revisions in estimated cash flows during 2019 and 2018 were primarily due to increases in the estimated surface reclamation costs to obtain final well pad reclamation approval from the applicable regulatory agencies.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Firm Transportation and Processing Agreements. We enter into contracts that provide firm transportation and processing on pipeline systems through which we transport or sell crude oil and natural gas. Satisfaction of the volume requirements includes volumes produced by us and purchased from third parties and other third-party working, royalty and overriding royalty interest owners, whose volumes we market on their behalf. Our consolidated statements of operations reflect our share of these firm transportation and processing costs. These contracts require us to pay these transportation and processing charges whether or not the required volumes are delivered.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents gross volume information related to our long-term firm transportation, sales and processing agreements for pipeline capacity and water delivery and disposal commitments:

	Year Ending December 31,
Area	2020	2021	2022	2023	Thereafter	Total	Expiration Date

Natural gas (MMcf)
Wattenberg Field	30,608	31,025	31,025	31,025	63,992	187,675	August 31, 2026
Delaware Basin	37,552	28,241	9,125	9,125	66,175	150,218	March 31, 2031
Gas Marketing	7,136	7,056	4,495	—	—	18,687	August 31, 2022
Total	75,296	66,322	44,645	40,150	130,167	356,580

Crude oil (MBbls)
Wattenberg Field	9,992	16,243	16,243	12,567	37,255	92,300	December 31, 2027
Delaware Basin	8,784	8,030	8,030	8,030	—	32,874	December 31, 2023
Total	18,776	24,273	24,273	20,597	37,255	125,174

Water (MBbls)
Wattenberg Field	6,224	6,207	6,207	6,206	6,223	31,067	December 31, 2024
Total	6,224	6,207	6,207	6,206	6,223	31,067

Dollar commitment (in thousands)	$85,159	$106,322	$101,107	$85,774	$202,532	$580,894

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

Delaware Basin. In May 2018, we entered into a firm sales agreement that is effective from June 2018 through December 2023 with an integrated marketing company for our crude oil production in the Delaware Basin. Contracted volumes are currently 24,000 barrels of crude oil per day and decrease over time to 22,000 barrels of crude oil per day. This agreement is expected to provide price diversification through realization of export market pricing via a Corpus Christi terminal and exposure to Brent-weighted prices.

Crude Oil, Natural Gas and NGLs Sales. For 2019, amounts related to long-term transportation volumes, net to our interest, for Wattenberg Field crude oil and Delaware Basin natural gas were $50.1 million and in accordance with the guidance in the New Revenue Standard, were netted against our crude oil and natural gas sales. In addition, for 2019 and 2018, $1.9 million and $1.6 million, respectively, related to long-term transportation volumes were recorded in transportation, gathering and processing expense. Amounts related to long-term transportation volumes for Wattenberg Field crude oil and Utica Shale natural gas of $10.0 million for 2017 were recorded in transportation, gathering and processing expense. In March 2018, we completed the disposition of our Utica Shale properties.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Action Regarding Partnerships. In December 2017, we received an action entitled Dufresne, et al. v. PDC Energy, et al. (the "Dufresne Case"), filed in the United States District Court for the District of Colorado (the "District Court"). The original complaint stated that it was a derivative action brought by a number of limited partner investors seeking to assert claims for breach of fiduciary duties on behalf of our two affiliated partnerships, Rockies Region 2006 LP and Rockies Region 2007 LP (collectively, the "Partnerships"), against PDC. The complaint was subsequently amended to include putative class claims for breach of the partnership agreements. The plaintiffs also included claims against two of our senior officers and three independent members of the Board for allegedly aiding and abetting PDC's purported breach of fiduciary duty. We filed a motion to dismiss on July 31, 2018. On February 19, 2019, the District Court granted the motion to dismiss, in part. It dismissed all claims against the individuals named as defendants. It also held that that the plaintiffs were time-barred from using the failure to assign acreage to the Partnerships as grounds to support their claims for breach of fiduciary duty against PDC. On June 4, 2019, the District Court entered an order holding its opinion on the motion to dismiss in abeyance pending resolution of the Partnerships' bankruptcy cases and staying the litigation. As discussed in more detail below, the District Court in Colorado has dismissed the Dufresne Case.

Partnership Bankruptcy Filings. On October 30, 2018, the Partnerships filed petitions under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Prior to the bankruptcy filings, PDC designated a third-party (the “Responsible Party”) to analyze strategic options for the Partnerships. After designation of the Responsible Party and before filing the Chapter 11 Proceedings, PDC and the Partnerships agreed to enter into a transaction pursuant to which PDC would acquire substantially all of the Partnerships’ assets through a Chapter 11 plan of liquidation and obtain a release of claims from the Partnerships, including the claims asserted in the Dufresne Case. In June 2019, the Responsible Party, PDC and the plaintiffs in the Dufresne Case reached a settlement of the matters raised in the Dufresne Case and the Chapter 11 Proceedings. The settlement, which settles all claims asserted against PDC, whether direct or derivative, including, but not limited to, the claims asserted in the Dufresne Case, was incorporated into an Amended Chapter 11 Plan (the “Amended Chapter 11 Plan”). The Disclosure Statement accompanying the Amended Chapter 11 Plan was approved by the Bankruptcy Court in August 2019 along with procedures for soliciting votes on the Amended Chapter 11 Plan. The Amended Chapter 11 Plan was distributed to the Partnership unit holders for voting. On October 2, 2019, the Bankruptcy Court held a hearing to consider confirmation of the Amended Chapter 11 Plan and, on October 3, 2019, entered an order confirming the Amended Chapter 11 Plan. The requirements for the Amended Chapter 11 Plan to become effective were met on October 21, 2019 (the “Effective Date”). As contemplated by the Amended Chapter 11 Plan, on the Effective Date, PDC funded the settlement payment, purchase price for the Partnership’s oil and gas assets and the administrative reserve. Additionally, the Partnership’s oil and gas assets were conveyed to PDC and PDC and the plaintiffs in the Dufresne Case submitted an agreed order dismissing the Dufresne Case with prejudice to the District Court. The District Court entered the agreed order on October 23, 2019, dismissing the Dufresne Case with prejudice. On December 5, 2019, the Bankruptcy Court entered orders approving final fee applications of the debtors' legal representatives and professional service providers, which were paid before the end of 2019, along with distributions of the settlement amount pursuant to the Amended Chapter 11 Plan to the Partnership unit holders.

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of December 31, 2019 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses. The liability ultimately incurred with respect to a matter may exceed the related accrual.

On October 23, 2018, we agreed to an Administrative Order by Consent ("AOC") with the Colorado Oil and Gas Conservation Commission relating to a historical release discovered during the decommissioning of a location in Weld County, Colorado, pursuant to which, among other things, we agreed to a penalty of approximately $130,000, of which 20 percent would be suspended subject to compliance with certain corrective actions identified in the AOC. In addition to the penalty, we agreed to timely complete certain corrective actions set forth in the AOC relating to procedures for completing future work on buried or partially buried produced water vessels, and to reestablish vegetation and otherwise reclaim the location. We have completed the corrective actions in a timely manner and some of our reclamation activities are ongoing.

In recent years, we have been executing a program to plug and abandon certain of our older vertical wells in the Wattenberg Field. A self-audit of final reclamation activities associated with site retirements, which we concluded in 2019,

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

identified deficiencies, including incomplete documentation and agency submittals, inadequate plant growth and incomplete earthwork. In December 2019, we formally disclosed these deficiencies to the COGCC and are working to close this backlog of site reclamation work. We do not believe potential penalties and other expenditures associated with this disclosure will have a material effect on our financial condition or results of operations, but they may exceed $100,000.

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

In October 2017, we entered into a consent decree to resolve the lawsuit and the compliance advisory. Pursuant to the consent decree, we agreed to implement a variety of operational enhancements and mitigation and similar projects, including vapor control system modifications and verification, increased inspection and monitoring and installation of tank pressure monitors. The three primary elements of the consent decree are: (i) fine/supplemental environmental projects ($1.5 million cash fine, plus $1 million in supplemental environmental projects) of which the cash fines and the full cost of supplemental environmental projects were paid in the first and third quarters of 2018, respectively, (ii) injunctive relief with an estimated cost of approximately $18 million, primarily representing capital enhancements to our operations and (iii) mitigation with an estimated cost of $1.7 million. Additionally, we are subject to the revised requirements of the COC entered into by SRC with CDPHE as described in "Risk Factors -We are subject to complex federal, state, local and other laws and regulations that adversely affect the cost and manner of doing business." We continue to incur costs associated with these activities. If we fail to comply fully with the requirements of the consent decree with respect to those matters, we could be subject to additional liability. We do not believe that the expenditures resulting from the settlement will have a material adverse effect on our consolidated financial statements.

We are in the process of implementing the consent decree program, recently expanded to include the COC. Over the course of its execution, we have identified certain immaterial deficiencies in our implementation of the program. We report these immaterial deficiencies to the appropriate authorities and remediate them promptly. We do not believe that the penalties and expenditures associated with the consent decree, including any sanctions associated with these deficiencies, will have a material effect on our financial condition or results of operations, but they may exceed $100,000.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14 - COMMON STOCK

Stock-Based Compensation Plans

2018 Equity Incentive Plan. In May 2018, our stockholders approved a long-term equity compensation plan for our employees and non-employee directors (the “2018 Plan”). The 2018 Plan provides for a reserve of 1,800,000 shares of our common stock that may be issued pursuant to awards under the 2018 Plan and a term that expires in March 2028. Shares issued may be either authorized but unissued shares, treasury shares or any combination. Additionally, the 2018 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or paid out in the form of cash. However, shares tendered or withheld to satisfy the exercise price of options or tax withholding obligations, and shares covering the portion of exercised stock-settled stock appreciation rights ("SARs") (regardless of the number of shares actually delivered), count against the share limit. Awards may be issued in the form of options, SARs, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other stock-based awards. Awards may vest over periods of continued service or the satisfaction of performance conditions set at the discretion of the Compensation Committee of the Board (the "Compensation Committee"), with a minimum one-year vesting period applicable to most awards. With regard to SARs and options, awards have a maximum exercisable period of ten years. We began issuing shares from the 2018 Plan during 2019. As of December 31, 2019, there were 1,429,004 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, which was most recently approved by stockholders in 2013 (as the same has been amended and restated from time to time, the "2010 Plan"), will remain outstanding and we may continue to use the 2010 Plan to grant awards. As of December 31, 2019, there were 133,330 shares available for grant under the 2010 Plan.

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Stock-based compensation expense	$23,837	$21,782	$19,353
Income tax benefit	(5,780)	(5,210)	(7,372)
Net stock-based compensation expense	$18,057	$16,572	$11,981

Restricted Stock Units

Time-Based Awards. The fair value of the time-based RSUs is amortized ratably over the requisite service period, primarily three years. The time-based RSUs generally vest ratably on each anniversary following the grant date provided that a participant is continuously employed.

The following table presents the changes in non-vested time-based RSUs to all employees, including executive officers, for 2019:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2018	618,407	$54.16
Granted	588,899	40.34
Vested	(307,450)	52.98
Forfeited	(103,930)	45.62
Non-vested at December 31, 2019	795,926	45.51

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)

Total intrinsic value of time-based awards vested	$11,652	$12,282	$16,303
Total intrinsic value of time-based awards non-vested	20,829	18,404	24,334
Market price per share as of December 31,	26.17	29.76	51.54
Weighted-average grant date fair value per share	40.34	50.69	65.14

Total compensation cost related to non-vested time-based awards and not yet recognized in our consolidated statements of operations as of December 31, 2019 was $21.4 million. This cost is expected to be recognized over a weighted-average period of 1.7 years.

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
The Compensation Committee awarded a total of 139,197 market-based PSUs to our executive officers during 2019. In addition to continuous employment, the vesting of these PSUs is contingent on our total stockholder return ("TSR"), which is essentially our stock price change including any dividends over a three-year period ending on December 31, 2021, as compared to the TSR of a group of peer companies over the same period. The PSUs will result in a payout between zero and 200 percent of the target PSUs awarded. The weighted-average grant date fair value per PSU granted was computed using the Monte Carlo pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018	2017

Expected term of award (in years)	3	3	3
Risk-free interest rate	2.5%	2.4%	1.4%
Expected volatility	41.4%	42.3%	51.4%

The expected term of the awards was based on the requisite service period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant and extrapolated to approximate the life of the award. The expected volatility was based on our historical volatility.

The following table presents the change in non-vested market-based awards during 2019:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2018	102,914	$74.88
Granted	139,197	56.68
Vested	(20,969)	94.02
Forfeited	—	—
Non-vested at December 31, 2019	221,142	61.61

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)

Total intrinsic value of market-based awards vested	$530	$620	$2,687
Total intrinsic value of market-based awards non-vested	5,787	3,063	2,698
Market price per share as of December 31,	26.17	29.76	51.54
Weighted-average grant date fair value per share	56.68	69.98	94.02

Total compensation cost related to non-vested market-based awards not yet recognized in our consolidated statements of operations as of December 31, 2019 was $7.5 million. This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The Compensation Committee awarded SARs to our executive officers in 2017. There were no SARs awarded to our executive officers in 2018 or 2019. The fair value of each SAR award was estimated on the date of grant using a Black-Scholes pricing model using the following assumptions:

Year Ended December 31, 2017

Expected term of award (in years)	6
Risk-free interest rate	2.0%
Expected volatility	53.3%
Weighted-average grant date fair value per share	$38.58

The expected term of the award was estimated using historical stock option exercise behavior data. The risk-free interest rate was based on the U.S. Treasury yields approximating the expected life of the award in effect at the time of grant. Expected volatilities were based on our historical volatility.

The following table presents the changes in our SARs for all periods presented (in thousands, except per share data):

	Year Ended December 31,
	2019				2018			2017
	Number of SARs	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of SARs	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of SARs	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1,	290,258	$46.64	4.6	$125	298,220	$47.39	$2,490	244,078	$41.36	$7,620
Awarded	—	—	—	—	—	—	—	54,142	74.57	—
Modified	—	—	—	—	63,969	42.83	—	—	—	—
Expired	—	—	—	—	(71,931)	46.34	—	—	—	—
Outstanding at December 31,	290,258	46.64	3.6	41	290,258	46.64	125	298,220	47.39	2,490
Exercisable at December 31,	276,775	45.28	3.4	41	260,101	44.88	125	223,865	43.28	2,267

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We expect all SARs outstanding as of December 31, 2019 to vest in 2020. The SARS modified during 2018, as included in the table above, were related to one employee and the total compensation cost associated with the modification was not material to our consolidated statement of operations. Total compensation cost related to SARs granted and not yet recognized in our consolidated statements of operations as of December 31, 2019 is not material and will be recognized within the next twelve months.

Preferred stock

We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Board from time to time. Through December 31, 2019, no shares of preferred shares had been issued.

Stock Repurchase Program

In April 2019, the Board approved a Stock Repurchase Program to acquire up to $200 million of our outstanding common stock, depending on market conditions. Repurchases under the Stock Repurchase Program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. During 2019, we repurchased 4.7 million shares of our outstanding common stock at a cost of $154.4 million pursuant to the Stock Repurchase Program. Subsequent to December 31, 2019, we repurchased approximately 0.6 million shares of our outstanding common stock at a cost of $12.5 million. Effective upon on the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. As of February 24, 2020, $358.2 million of our outstanding common stock remained available for repurchase under the Stock Repurchase Program. Our target completion date for the Stock Repurchase Program is December 31, 2021.

NOTE 15 - INCOME TAXES

The table below presents the components of our provision for income tax (expense) benefit for the years presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$1,366	$887	$8,443
State	(300)	(188)	(200)
Total current income tax benefit	1,066	699	8,243
Deferred:
Federal	4,507	(1,986)	193,809
State	(2,251)	(4,119)	9,876
Total deferred income tax (expense) benefit	2,256	(6,105)	203,685
Income tax (expense) benefit	$3,322	$(5,406)	$211,928

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a reconciliation of the federal statutory rate to the effective tax rate related to our (expense) benefit for income taxes:

	Year Ended December 31,
	2019	2018	2017

Federal statutory tax rate	21.0%	21.0%	35.0%
State income tax, net	3.6	(6.4)	1.8
Federal tax credits	(3.3)	(52.1)	—
Effect of state income tax rate changes	(6.4)	6.7	—
Change in valuation allowance	(0.6)	45.5	—
Non-deductible compensation	(5.0)	21.8	(0.3)
Non-deductible acquisition costs	(2.3)	—	—
Non-deductible government relations	(1.0)	31.8	—
Other non-deductible items	(0.5)	4.9	—
Federal tax reform rate reduction	—	—	33.7
Non-deductible goodwill impairment	—	—	(7.7)
Other	—	(0.4)	(0.1)
Effective tax rate	5.5%	72.8%	62.4%

Tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Deferred compensation	$9,905	$9,963
Asset retirement obligations	30,993	27,166
Federal NOL carryforward	22,965	54,736
State NOL and tax credit carryforwards, net	9,508	13,223
Federal tax - credit carryforwards	4,448	7,756
Prepaid revenue	4,874	5,288
Other	3,887	4,647
Valuation allowance	(3,775)	(3,380)
Total gross deferred tax assets	82,805	119,399

Deferred tax liabilities:
Properties and equipment	268,234	270,565
Net change in fair value of unsettled derivatives	6,841	41,496
Convertible debt	3,571	5,434
Total gross deferred tax liabilities	278,646	317,495
Net deferred tax liability	$195,841	$198,096

As of December 31, 2019, we have prior year federal NOL carryforwards of $175.7 million of which $31.5 million will begin to expire in 2036. Also, we acquired a federal NOL of $60.1 million as a component of our 2016 acquisition in the Delaware Basin that will begin to expire in 2034 and is subject to an annual limitation of $15.1 million as a result of the acquisition, which constitutes a change of ownership as defined under IRS Code Section 382. We expect to utilize $126.4 million of these NOLs to offset current federal taxable income.

As of December 31, 2019, we have state NOL carryforwards of $265.9 million that begin to expire in 2030 and state credit carryforwards of $4.0 million that begin to expire in 2022. We expect to utilize $98.0 million of these NOLs to offset current state taxable income. Due to the potential non-utilization of our state tax credit carryforwards before their expiration, we have recorded a valuation allowance for the future tax benefit of these credit carryforwards.

Unrecognized tax benefits and related accrued interest and penalties were immaterial for the three-year period ended December 31, 2019. The statutes of limitations for most of our state tax jurisdictions are open for tax year 2015 forward.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The IRS partially accepted our 2018 tax return. The 2018 tax return is in the IRS CAP Program post-filing review process, with no significant tax adjustments currently proposed. We continue to voluntarily participate in the IRS CAP Program for the 2019 and 2020 tax years. Participation in the IRS CAP Program has enabled us to have minimal uncertain tax benefits associated with our federal tax return filings.

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

The following table presents our weighted-average basic and diluted shares outstanding:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Weighted-average common shares outstanding - basic	64,032	66,059	65,837
Dilutive effect of:
RSUs and PSUs	—	173	—
Other equity-based awards	—	71	—
Weighted-average common shares and equivalents outstanding - diluted	64,032	66,303	65,837

For 2019 and 2017, we reported a net loss. As a result, our basic and diluted weighted-average common shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	989	145	590
Other equity-based awards	302	109	75
Total anti-dilutive common share equivalents	1,291	254	665

The 2021 Convertible Notes give the holders, at our election, the right to convert the aggregate principal amount into 2.3 million shares of our common stock at a conversion price of $85.39 per share. The 2021 Convertible Notes could be included in the diluted earnings per share calculation using the treasury stock method if the average market share price exceeds the $85.39 conversion price during the periods presented. During 2019, 2018 and 2017, the average market price of our common stock did not exceed the conversion price; therefore, shares issuable upon conversion of the 2021 Convertible Notes were not included in the diluted earnings per share calculation.

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2019	2018 (1)	2017 (1)
	(in thousands)
Supplemental cash flow information:

Cash payments (receipts) for:
Interest, net of capitalized interest	$57,439	$55,586	$69,880
Income taxes	(1,167)	(6,719)	(13,925)
Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	(68,246)	36,328	50,761
Change in asset retirement obligation, with a corresponding change to crude oil and natural gas properties, net of disposal	29,533	37,136	839

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,301	$—	$—
Operating cash flows from finance leases	253	—	—
Financing cash flows from finance leases	1,952	—	—

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,428	$—	$—
Finance leases	2,323	—	—

(1) As we have elected the modified retrospective method of adoption for the New Lease, cash flows related to lease liabilities have not been restated for 2018 and 2017.

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Balance Sheets
	December 31, 2019
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$963	$—	$—	$963
Accounts receivable, net	140,742	125,612	—	266,354
Fair value of derivatives	28,078	—	—	28,078
Prepaid expenses and other current assets	8,204	431	—	8,635
Total current assets	177,987	126,043	—	304,030
Properties and equipment, net	2,328,337	1,766,865	—	4,095,202
Intercompany receivable	348,818	—	(348,818)	—
Investment in subsidiaries	1,286,931	—	(1,286,931)	—
Fair value of derivatives	3,746	—	—	3,746
Other assets	38,863	6,839	—	45,702
Total Assets	$4,184,682	$1,899,747	$(1,635,749)	$4,448,680

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$72,212	$26,722	$—	$98,934
Production tax liability	67,509	8,727	—	76,236
Fair value of derivatives	2,921	—	—	2,921
Funds held for distribution	83,072	15,321	—	98,393
Accrued interest payable	14,281	3	—	14,284
Other accrued expenses	68,803	1,659	—	70,462
Total current liabilities	308,798	52,432	—	361,230
Intercompany payable	—	348,818	(348,818)	—
Long-term debt	1,177,226	—	—	1,177,226
Deferred income taxes	169,520	26,321	—	195,841
Asset retirement obligations	87,749	7,302	—	95,051
Fair value of derivatives	692	—	—	692
Other liabilities	105,190	177,943	—	283,133
Total liabilities	1,849,175	612,816	(348,818)	2,113,173

Commitments and contingent liabilities

Stockholders' equity
Common shares	617	—	—	617
Additional paid-in capital	2,384,309	1,766,775	(1,766,775)	2,384,309
Retained deficit	(47,945)	(479,844)	479,844	(47,945)
Treasury shares	(1,474)	—	—	(1,474)
Total stockholders' equity	2,335,507	1,286,931	(1,286,931)	2,335,507
Total Liabilities and Stockholders' Equity	$4,184,682	$1,899,747	$(1,635,749)	$4,448,680

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Balance Sheets
	December 31, 2018
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,398	$—	$—	$1,398
Accounts receivable, net	146,529	34,905	—	181,434
Fair value of derivatives	84,492	—	—	84,492
Prepaid expenses and other current assets	6,725	411	—	7,136
Total current assets	239,144	35,316	—	274,460
Properties and equipment, net	2,270,711	1,732,151	—	4,002,862
Assets held-for-sale, net	—	140,705	—	140,705
Intercompany receivable	451,601	—	(451,601)	—
Investment in subsidiaries	1,316,945	—	(1,316,945)	—
Fair value of derivatives	93,722	—	—	93,722
Other assets	30,084	2,312	—	32,396
Total Assets	$4,402,207	$1,910,484	$(1,768,546)	$4,544,145

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$110,847	$71,017	$—	$181,864
Production tax liability	53,309	7,410	—	60,719
Fair value of derivatives	3,364	—	—	3,364
Funds held for distribution	90,183	15,601	—	105,784
Accrued interest payable	14,143	7	—	14,150
Other accrued expenses	73,689	1,444	—	75,133
Total current liabilities	345,535	95,479	—	441,014
Intercompany payable	—	451,601	(451,601)	—
Long-term debt	1,194,876	—	—	1,194,876
Deferred income taxes	162,368	35,728	—	198,096
Asset retirement obligations	79,904	5,408	—	85,312
Liabilities held-for-sale	—	4,111	—	4,111
Fair value of derivatives	1,364	—	—	1,364
Other liabilities	91,452	1,212	—	92,664
Total liabilities	1,875,499	593,539	(451,601)	2,017,437

Commitments and contingent liabilities

Stockholders' equity
Common shares	661	—	—	661
Additional paid-in capital	2,519,423	1,766,775	(1,766,775)	2,519,423
Retained earnings (deficit)	8,727	(449,830)	449,830	8,727
Treasury shares	(2,103)	—	—	(2,103)
Total stockholders' equity	2,526,708	1,316,945	(1,316,945)	2,526,708
Total Liabilities and Stockholders' Equity	$4,402,207	$1,910,484	$(1,768,546)	$4,544,145

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Statements of Operations
	Year Ended December 31, 2019
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)

Revenues
Crude oil, natural gas and NGLs sales	$999,250	$308,025	$—	$1,307,275
Commodity price risk management loss, net	(162,844)	—	—	(162,844)
Other income	10,972	720	—	11,692
Total revenues	847,378	308,745	—	1,156,123
Costs, expenses and other
Lease operating expenses	94,829	47,419	—	142,248
Production taxes	61,577	19,177	—	80,754
Transportation, gathering and processing expenses	23,719	22,634	—	46,353
Exploration, geologic and geophysical expense	1,111	2,943	—	4,054
General and administrative expense	144,345	17,408	—	161,753
Depreciation, depletion and amortization	451,282	192,870	—	644,152
Accretion of asset retirement obligations	5,446	671	—	6,117
Impairment of properties and equipment	292	38,244	—	38,536
(Gain) loss on sale of properties and equipment	(853)	10,587	—	9,734
Other expenses	11,317	—	—	11,317
Total costs, expenses and other	793,065	351,953	—	1,145,018
Income (loss) from operations	54,313	(43,208)	—	11,105
Interest expense	(75,257)	4,086	—	(71,171)
Interest income	71	1	—	72
Loss before income taxes	(20,873)	(39,121)	—	(59,994)
Income tax (expense) benefit	(5,784)	9,106	—	3,322
Equity in loss of subsidiary	(30,015)	—	30,015	—
Net loss	$(56,672)	$(30,015)	$30,015	$(56,672)

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Statements of Operations
	Year Ended December 31, 2018
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)

Revenues
Crude oil, natural gas and NGLs sales	$1,050,696	$339,265	$—	$1,389,961
Commodity price risk management gain, net	145,237	—	—	145,237
Other income	10,744	2,717	—	13,461
Total revenues	1,206,677	341,982	—	1,548,659
Costs, expenses and other
Lease operating expenses	92,228	38,729	—	130,957
Production taxes	67,819	22,538	—	90,357
Transportation, gathering and processing expenses	16,607	20,796	—	37,403
Exploration, geologic and geophysical expense	1,234	4,970	—	6,204
General and administrative expense	152,798	17,706	—	170,504
Depreciation, depletion and amortization	389,841	169,952	—	559,793
Accretion of asset retirement obligations	4,617	458	—	5,075
Impairment of properties and equipment	27	458,370	—	458,397
(Gain) loss on sale of properties and equipment	(4,387)	4,781	—	394
Other expenses	11,829	—	—	11,829
Total costs, expenses and other	732,613	738,300	—	1,470,913
Income (loss) from operations	474,064	(396,318)	—	77,746
Interest expense	(73,251)	2,521	—	(70,730)
Interest income	413	—	—	413
Income (loss) before income taxes	401,226	(393,797)	—	7,429
Income tax (expense) benefit	(98,611)	93,205	—	(5,406)
Equity in loss of subsidiary	(300,592)	—	300,592	—
Net income (loss)	$2,023	$(300,592)	$300,592	$2,023

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

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Statements of Cash Flows
	Year Ended December 31, 2019
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$579,464	$278,762	$—	$858,226
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(485,725)	(370,183)	—	(855,908)
Capital expenditures for other properties and equipment	(20,361)	(478)	—	(20,839)
Acquisition of crude oil and natural gas properties	(12,141)	(1,066)	—	(13,207)
Proceeds from sale of properties and equipment	399	1,706	—	2,105
Proceeds from divestiture	5,515	196,561	—	202,076
Restricted cash	8,001	—	—	8,001
Intercompany transfers	105,004	—	(105,004)	—
Net cash from investing activities	(399,308)	(173,460)	(105,004)	(677,772)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,577,000	—	—	1,577,000
Repayment of revolving credit facility	(1,605,500)	—	—	(1,605,500)
Payment of debt issuance costs	(72)	—	—	(72)
Purchase of treasury stock	(154,363)	—	—	(154,363)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(4,003)	—	—	(4,003)
Principal payments under financing lease obligations	(1,654)	(298)	—	(1,952)
Intercompany transfers	—	(105,004)	105,004	—
Net cash from financing activities	(188,592)	(105,302)	105,004	(188,890)
Net change in cash, cash equivalents and restricted cash	(8,436)	—	—	(8,436)
Cash, cash equivalents and restricted cash, beginning of period	9,399	—	—	9,399
Cash, cash equivalents and restricted cash, end of period	$963	$—	$—	$963

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Statements of Cash Flows
	Year Ended December 31, 2018
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$625,206	$264,096	$—	$889,302
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(482,534)	(463,816)	—	(946,350)
Capital expenditures for other properties and equipment	(9,806)	(1,249)	—	(11,055)
Acquisition of crude oil and natural gas properties	(179,955)	(71)	—	(180,026)
Proceeds from sale of properties and equipment	1,929	1,633	—	3,562
Proceeds from divestiture	44,693	—	—	44,693
Restricted cash	1,249	—	—	1,249
Intercompany transfers	(199,584)	—	199,584	—
Net cash from investing activities	(824,008)	(463,503)	199,584	(1,087,927)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,072,500	—	—	1,072,500
Repayment of revolving credit facility	(1,040,000)	—	—	(1,040,000)
Payment of debt issuance costs	(7,704)	—	—	(7,704)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(5,147)	—	—	(5,147)
Principal payments under financing lease obligations	(1,318)	(177)	—	(1,495)
Other	(55)	—	—	(55)
Intercompany transfers	—	199,584	(199,584)	—
Net cash from financing activities	18,276	199,407	(199,584)	18,099
Net change in cash, cash equivalents and restricted cash	(180,526)	—	—	(180,526)
Cash, cash equivalents and restricted cash, beginning of period	189,925	—	—	189,925
Cash, cash equivalents and restricted cash, end of period	$9,399	$—	$—	$9,399

PDC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Consolidating Statements of Cash Flows
	Year Ended December 31, 2017
	Parent	Guarantor	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$546,954	$50,859	$—	$597,813
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(439,897)	(297,311)	—	(737,208)
Capital expenditures for other properties and equipment	(3,539)	(1,555)	—	(5,094)
Acquisition of crude oil and natural gas properties	(21,000)	5,372	—	(15,628)
Proceeds from sale of properties and equipment	10,084	(93)	—	9,991
Sale of promissory note	40,203	—	—	40,203
Restricted cash	(9,250)	—	—	(9,250)
Sales of short-term investments	49,890	—	—	49,890
Purchases of short-term investments	(49,890)	—	—	(49,890)
Intercompany transfers	(239,191)	—	239,191	—
Net cash from investing activities	(662,590)	(293,587)	239,191	(716,986)
Cash flows from financing activities:
Proceeds from issuance of senior notes	592,366	—	—	592,366
Redemption of senior notes	(519,375)	—	—	(519,375)
Payment of debt issuance costs	(50)	—	—	(50)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(6,672)	—	—	(6,672)
Principal payments under financing lease obligations	(1,092)	(76)	—	(1,168)
Other	(103)	—	—	(103)
Intercompany transfers	—	239,191	(239,191)	—
Net cash from financing activities	65,074	239,115	(239,191)	64,998
Net change in cash, cash equivalents and restricted cash	(50,562)	(3,613)	—	(54,175)
Cash, cash equivalents and restricted cash, beginning of period	240,487	3,613	—	244,100
Cash, cash equivalents and restricted cash, end of period	$189,925	$—	$—	$189,925

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

CRUDE OIL AND NATURAL GAS INFORMATION - UNAUDITED

Net Proved Reserves

All of our crude oil, natural gas and NGLs reserves are located in the U.S. We utilize the services of independent petroleum engineers to estimate our crude oil, natural gas and NGLs reserves. As of December 31, 2019, 2018 and 2017 (as applicable), all of our estimates of proved reserves for the Wattenberg Field and the Utica Shale were based on reserve reports prepared by Ryder Scott and NSAI prepared the reserve reports for the Delaware Basin. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

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

The indicated index prices for our reserves, by commodity, are presented below.

	Average Benchmark Prices (1)
As of December 31,	Crude Oil (per Bbl) (2)	Natural Gas (per Mcf) (2)	NGLs (per Bbl) (3)

2019	$55.69	$2.58	$55.69
2018	65.56	3.10	65.56
2017	51.34	2.98	51.34

The netted back price used to estimate our reserves, by commodity, are presented below.

	Price Used to Estimate Reserves (4)
As of December 31,	Crude Oil (per Bbl)	Natural Gas (per Mcf)	NGLs (per Bbl)

2019	$52.63	$1.50	$12.21
2018	61.14	2.15	23.04
2017	48.68	2.31	20.21

(1)	Per SEC rules, the pricing used to prepare the proved reserves is based on the unweighted arithmetic average of the first of the month prices for the preceding 12 months.
(2) Our benchmark prices for crude oil and natural gas are WTI and Henry Hub, respectively.

(3)	For NGLs, we use the NYMEX crude oil price as a reference for presentation purposes.

(4)	These prices are based on the index prices and are net of basin differentials, transportation fees, contractual adjustments and Btu adjustments we experienced for the respective commodity.

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

The following tables present the changes in our estimated quantities of proved reserves:

	Crude Oil, Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBoe)

Proved reserves, January 1, 2017	118,169	833,697	84,288	341,407
Revisions of previous estimates	28,334	96,119	8,104	52,457
Extensions, discoveries and other additions	2,923	11,541	1,158	6,005
Acquisition of reserves	18,971	289,223	19,604	86,778
Dispositions	(653)	(4,597)	(481)	(1,900)
Production	(12,902)	(71,689)	(6,981)	(31,830)
Proved reserves, December 31, 2017	154,842	1,154,294	105,692	452,917
Revisions of previous estimates	26,548	94,738	12,674	55,011
Extensions, discoveries and other additions	8,786	61,750	8,868	27,946
Acquisition of reserves	19,644	148,674	15,936	60,360
Dispositions	(2,507)	(35,750)	(2,656)	(11,121)
Production	(16,964)	(88,017)	(8,527)	(40,160)
Proved reserves, December 31, 2018	190,349	1,335,689	131,987	544,953
Revisions of previous estimates	25,875	328,290	31,559	112,147
Extensions, discoveries and other additions	1,056	10,262	1,519	4,285
Acquisition of reserves	553	4,558	448	1,761
Dispositions	(1,412)	(5,052)	(614)	(2,868)
Production	(19,166)	(115,950)	(10,923)	(49,414)
Proved reserves, December 31, 2019	197,255	1,557,797	153,976	610,864

Proved developed reserves, as of:
December 31, 2017	46,862	365,332	35,220	142,971
December 31, 2018	61,821	443,151	43,856	179,535
December 31, 2019	66,211	554,234	55,411	213,994
Proved undeveloped reserves, as of:
December 31, 2017	107,980	788,962	70,472	309,946
December 31, 2018	128,528	892,538	88,131	365,418
December 31, 2019	131,044	1,003,563	98,565	396,870

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

	Developed	Undeveloped	Total
	(MBoe)

Proved reserves, January 1, 2017	98,285	243,122	341,407
Revisions of previous estimates	18,291	34,166	52,457
Extensions, discoveries and other additions	2,292	3,713	6,005
Acquisition of reserves	1,305	85,473	86,778
Dispositions	(20)	(1,880)	(1,900)
Production	(31,830)	—	(31,830)
Undeveloped reserves converted to developed	54,648	(54,648)	—
Proved reserves, December 31, 2017	142,971	309,946	452,917
Revisions of previous estimates	6,284	48,727	55,011
Extensions, discoveries and other additions	7,874	20,072	27,946
Acquisition of reserves	8,758	51,602	60,360
Dispositions	(4,486)	(6,635)	(11,121)
Production	(40,160)	—	(40,160)
Undeveloped reserves converted to developed	58,294	(58,294)	—
Proved reserves, December 31, 2018	179,535	365,418	544,953
Revisions of previous estimates	27,452	84,695	112,147
Extensions, discoveries and other additions	4,285	—	4,285
Acquisition of reserves	441	1,320	1,761
Dispositions	(474)	(2,394)	(2,868)
Production	(49,414)	—	(49,414)
Undeveloped reserves converted to developed	52,169	(52,169)	—
Proved reserves, December 31, 2019	213,994	396,870	610,864

2019 Activity. During 2019, we increased proved reserves by 65.9 MMBoe, or 12 percent, relative to December 31, 2018. The increase in proved reserves was primarily the result of our 2019 development activities and our future drilling schedule. In 2019, we produced 49.4 MMboe.
Revisions of Previous Estimates-Proved Developed Reserves. Proved developed reserves experienced a net positive revision of 17.3 MMBoe due to a decrease in operating costs, performance revisions and other items. We also experienced an additional increase of 10.2 MMBoe in proved developed reserves related to our current year drilling activities. These net positive revisions were partially offset by a decrease in prices for crude oil, natural gas and NGLs.
Revisions of Previous Estimates-PUDs. Upward revisions to our PUD reserves were related to an increase of 74.2 MMBoe reflecting additional locations on proven acreage resulting from our drilling plan. Other changes impacting the increase were due to commodity pricing, lease operating expenses and type curve revisions, which resulted in further upward revisions of 23.4 MMBoe of PUD reserves. Partially offsetting this increase was a negative revision of 12.9 MMBoe due to drilling schedule changes.
Extensions, Discoveries and Other Additions-Proved Developed Reserves. Developed activity for 2019 included the addition of 4.3 MMBoe of developed reserves related to three gross (three net) newly-drilled wells.
Extensions, Discoveries and Other Additions-PUDs. There were no extensions, discoveries or other additions for PUD reserves during 2019.
Acquisitions of Reserves-Proved Developed Reserves. Proved developed reserves acquired in various acreage swaps and acquisitions were 0.4 MMBoe during 2019.
Acquisitions of Reserves-PUDs. We acquired 1.3 MMBoe of PUD reserves in 2019 in acreage swaps and acquisitions.
Dispositions-Proved Developed Reserves. Dispositions of 0.5 MMBoe were related to a divestiture and acreage surrendered in various acreage swaps.
Dispositions-PUDs. Dispositions of 2.4 MMBoe were related to a divestiture and acreage surrendered in various acreage swaps.

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

At December 31, 2018, we projected a PUD reserve conversion rate of 16 percent for 2019. During 2019, a smaller number of wells were turned-in-line than we anticipated, resulting in an actual conversion rate of 14 percent. We converted 52.2 MMBoe of PUD reserves at December 31, 2018 to proved developed reserves as of December 31, 2019.
Based on economic conditions on December 31, 2019, our approved development plan provides for the development of our remaining PUD locations within five years of the date such reserves were initially recorded. As of December 31, 2019, our 2020 PUD reserve conversion rate is expected to be approximately 26 percent. The balance of the PUD reserves are scheduled to be developed over the remaining four years in accordance with our current development plan. The level of capital spending necessary to achieve this drilling schedule is consistent with our recent performance and our outlook for future development activities.

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

Extensions, Discoveries and Other Additions-Proved Developed Reserves. Developed additions for 2018 included the addition of 7.9 MMBoe of developed reserves related to 17 gross (9.2 net) newly-drilled wells.

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

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

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

Extensions, Discoveries and Other Additions-PUDs. PUD activity was comprised primarily of 3.7 MMBoe of PUD locations in the Delaware Basin.

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

At December 31, 2016, we projected a PUD reserve conversion rate of 26 percent for 2017. As a result of drilling plans being extended in our Delaware Basin in the first half of 2017, our actual conversion rate was 23 percent, resulting in 54.6 MMBoe of reserves recorded as PUDs at December 31, 2016, being converted to proved developed reserves as of December 31, 2017.

Results of Operations for Crude Oil and Natural Gas Producing Activities

The results of operations for crude oil and natural gas producing activities are presented below.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
Crude oil, natural gas and NGLs sales	$1,307,275	$1,389,961	$913,084
Commodity price risk management gain (loss), net	(162,844)	145,237	(3,936)
	1,144,431	1,535,198	909,148
Expenses:
Lease operating expenses	142,248	130,957	89,641
Production taxes	80,754	90,357	60,717
Transportation, gathering and processing expenses	46,353	37,403	33,220
Exploration expense	4,054	6,204	47,334
Depreciation, depletion and amortization	638,499	551,265	462,482
Accretion of asset retirement obligations	6,117	5,075	6,306
Impairment of properties and equipment	38,536	458,397	285,887
(Gain) loss on sale of properties and equipment	9,734	394	(766)
	966,295	1,280,052	984,821
Results of operations for crude oil and natural gas producing activities before income taxes	178,136	255,146	(75,673)
Income tax (expense) benefit	(9,869)	(185,667)	47,247
Results of operations for crude oil and natural gas producing activities, excluding corporate overhead and interest costs	$168,267	$69,479	$(28,426)

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

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

Costs Incurred in Crude Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in crude oil and natural gas property acquisition, exploration and development are presented below.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Acquisition of properties: (1)
Proved properties	$16,007	$205,253	$172
Unproved properties	9,567	5,477	18,914
Development costs (2)	780,851	970,970	688,165
Exploration costs: (3)
Exploratory drilling	32,218	36,704	80,103
Geological and geophysical	3,017	3,401	3,881
Total costs incurred (4)	$841,660	$1,221,805	$791,235

(1)	Property acquisition costs represent costs incurred to purchase, lease or otherwise acquire a property.

(2)
Development costs represent costs incurred to gain access to and prepare development well locations for drilling, drill and equip development wells, recomplete wells and provide facilities to extract, treat, gather and store crude oil, natural gas and NGLs. Of these costs incurred for the years ended December 31, 2019, 2018 and 2017, $308.9 million, $438.4 million and $463.4 million, respectively, were incurred to convert proved undeveloped reserves to proved developed reserves from the prior year end. These costs also include approximately $35.3 million, $74.6 million and $32.8 million of infrastructure and pipeline costs in 2019, 2018 and 2017 respectively.

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

Capitalized Costs Related to Crude Oil and Natural Gas Producing Activities

Aggregate capitalized costs related to crude oil and natural gas exploration and production activities with applicable accumulated DD&A are presented below:

	As of December 31,
	2019	2018
	(in thousands)

Proved crude oil and natural gas properties	$6,241,780	$5,452,613
Unproved crude oil and natural gas properties	403,379	492,594
Uncompleted wells, equipment and facilities	382,409	332,264
Capitalized costs	7,027,568	6,277,471
Less accumulated DD&A	(2,982,929)	(2,341,897)
Capitalized costs, net	$4,044,639	$3,935,574

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

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

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

	As of December 31,
	2019	2018	2017
	(in thousands)

Future estimated cash flows	$14,590,604	$17,554,880	$12,340,407
Future estimated production costs (1)	(4,530,173)	(4,782,948)	(3,245,627)
Future estimated development costs	(3,257,106)	(3,632,822)	(2,893,335)
Future estimated income tax expense	(907,382)	(1,404,121)	(748,494)
Future net cash flows	5,895,943	7,734,989	5,452,951
10% annual discount for estimated timing of cash flows	(2,585,609)	(3,287,273)	(2,572,846)
Standardized measure of discounted future estimated net cash flows	$3,310,334	$4,447,716	$2,880,105

(1) Represents future estimated lease operating expenses, production taxes and transportation, gathering and processing expenses.

The following table presents the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)

Beginning of period	$4,447,716	$2,880,105	$1,420,629
Sales of crude oil, natural gas and NGLs production, net of production costs	(1,037,920)	(1,131,244)	(729,506)
Net changes in prices and production costs (1)	(2,122,538)	936,077	841,713
Extensions, discoveries and improved recovery, less related costs	39,606	190,084	47,240
Sales of reserves	(14,533)	(42,362)	(2,613)
Purchases of reserves	18,816	467,807	224,483
Development costs incurred during the period	605,753	462,088	419,047
Revisions of previous quantity estimates	538,242	631,198	484,431
Changes in estimated income taxes	346,826	(232,002)	(138,560)
Net changes in future development costs	206,003	(123,663)	25,183
Accretion of discount	532,127	583,744	167,487
Timing and other	(249,764)	(174,116)	120,571
End of period	$3,310,334	$4,447,716	$2,880,105

(1)	Our weighted-average price, net of production costs per Boe, in our 2019 reserve report decreased to $16.18 as compared to $23.44 for 2018 and $20.08 for 2017.

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

PDC ENERGY, INC.
SUPPLEMENTAL INFORMATION
(Unaudited)

the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.

PDC ENERGY, INC.

QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Quarterly financial data for the years ended December 31, 2019 and 2018 is presented below. The sum of the quarters may not equal the total of the year's net income or loss per share due to changes in the weighted-average shares outstanding throughout the year.

	2019
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$134,500	$390,658	$365,943	$265,022
Total costs, expenses and other	275,120	280,623	321,562	267,713
Income (loss) from operations	(140,620)	110,035	44,381	(2,691)
Income (loss) before income taxes	(157,588)	91,135	26,570	(20,111)
Net income (loss)	$(120,176)	$68,548	$15,908	$(20,952)

Earnings per share:
Basic	$(1.82)	$1.04	$0.25	$(0.34)
Diluted	(1.82)	1.04	0.25	(0.34)

	2018
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$260,600	$212,531	$280,717	$794,811
Total costs, expenses and other	260,924	400,770	270,593	538,626
Income (loss) from operations	(324)	(188,239)	10,124	256,185
Income (loss) before income taxes	(17,705)	(205,580)	(7,310)	238,024
Net income (loss)	$(13,139)	$(160,257)	$(3,434)	$178,853

Earnings per share:
Basic	$(0.20)	$(2.43)	$(0.05)	$2.71
Diluted	(0.20)	(2.43)	(0.05)	2.71

PDC ENERGY, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule II -VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning Balance January 1,	Charged to Costs and Expenses	Deductions (1)	Ending Balance December 31,
	(in thousands)

2019:
Allowance for doubtful accounts	$4,381	$3,209	$114	$7,476
Allowance for expirations of unproved crude oil and natural gas properties	542,709	8,523	544,351	6,881
2018:
Allowance for doubtful accounts	3,128	1,276	23	4,381
Allowance for expirations of unproved crude oil and natural gas properties	251,159	388,068	96,518	542,709
2017:
Allowance for uncollectible notes	$44,038	$—	$44,038	$—
Allowance for doubtful accounts	2,190	1,108	170	3,128
Allowance for expirations of unproved crude oil and natural gas properties	359	263,817	13,017	251,159

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Remediation of Material Weaknesses

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 material weaknesses in our internal control over financial reporting related to an insufficient complement of personnel within our Land Department, which contributed to the ineffective design and maintenance of controls to verify the completeness and accuracy of certain land administrative records associated with unproved leases.

We remediated these material weaknesses in 2019 by enhancing the design of existing controls through a combination of new leadership, hiring additional personnel with relevant experience and increased layers of supervision and division of responsibilities within the Land Department. We also redesigned existing control activities to verify the completeness and accuracy of land administrative records associated with unproved leases, including the verification of the reliability of underlying data used in the execution of the control activities.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2020 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2020 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2020 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2020 Annual Stockholders' meeting and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this Item will be included in an amendment to this report or the proxy statement to be filed pursuant to Regulation 14A for our 2020 Annual Stockholders' meeting and is incorporated by reference in this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Exhibits:
See Exhibits Index on the following page.

ITEM 16. FORM 10-K SUMMARY

None.
Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

2.1	Plan of Conversion, dated June 5, 2015, by PDC Energy, Inc.	8-K12B	001-37419	2.1	6/8/2015

2.2	Agreement and Plan of Merger, dated as of August 25, 2019 by and between PDC Energy, Inc., and SRC Energy Inc.	8-K	001-37419	2.1	8/26/2019

3.1	Certificate of Incorporation of PDC Energy, Inc.	8-K12B	001-37419	3.1	6/8/2015

3.2	Bylaws of PDC Energy, Inc.	8-K12B	001-37419	3.2	6/8/2015

4.1	Description of Capital Stock					X

4.1.1	Form of Common Stock Certificate of PDC Energy, Inc.					X

4.2	Indenture, dated as of November 29, 2017, by and between PDC Energy, Inc., PDC Permian, Inc., a subsidiary guarantor of PDC Energy, Inc., and U.S. Bank Trust National Association, as Trustee, relating to the 5.750% Senior Notes due 2026.	8-K	001-37419	4.1	11/29/2017

4.3	Base Indenture, dated as of September 14, 2016, by and between PDC Energy, Inc. and U.S. Bank Trust National Association, as Trustee.	8-K	001-37419	4.1	9/14/2016

4.4	First Supplemental Indenture, dated as of September 14, 2016, by and between PDC Energy, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 1.125% Convertible Senior Notes due 2021.	8-K	001-37419	4.2	9/14/2016

4.5	Indenture, dated as of September 15, 2016, by and between PDC Energy, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 6.125% Senior Notes due 2024.	8-K	001-37419	4.1	9/15/2016

4.6	Indenture, dated as of November 29, 2017, among SRC Energy, Inc. and U.S. Bank National Association as Trustee.	8-K	001-37419	4.1	11/29/2017

4.7	First Supplemental Indenture, dated as of January 14, 2020, among PDC Energy, Inc. and U.S. Bank National Association as Trustee.	8-K	001-37419	4.2	1/14/2019

10.1	Form of Indemnification Agreement.	8-K	000-07246	10.1	6/8/2015

10.2	401(k) and Profit Sharing Plan, as amended on January 4, 2016.	10-K	001-37419	10.2	2/28/2017

10.3	Amended and Restated Non-Employee Director Deferred Compensation Plan.	10-K	001-37419	10.3	2/27/2018

10.4	2004 Long-Term Equity Compensation Plan amended and restated as of March 8, 2008 ("2004 Plan").	10-K	000-07246	10.26	2/27/2009

10.4.1	Summary of 2010 Stock Appreciation Rights and Restricted Stock Awards under the 2004 Plan.	8-K	000-07246		4/23/2010

10.5	Amended and Restated 2010 Long-Term Equity Compensation Plan, as amended.	10-K	001-37419	10.5	2/22/2016

10.6	Executive Severance Compensation Plan, as amended.	10-K	001-37419	10.6	2/22/2016

10.7.1	Form of 2011 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.2	2/21/2014

10.7.2	Form of 2013 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.10	2/27/2013

10.7.3	Form of 2014 Restricted Stock/Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.5	2/19/2015

10.7.4	Form of 2015 Stock Appreciation Rights Agreement.	10-K	000-07246	10.5.8	2/19/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.7.5	Form of 2018 Performance Share Agreement.	10-Q	001-37419	99.1	5/3/2018

10.7.6	Form of 2018 Restricted Stock Unit Agreement (Executives).	10-Q	001-37419	99.2	5/3/2018

10.7.7	Form of 2018 Restricted Stock Unit Agreement (Directors).	10-Q	001-37419	99.3	5/3/2018

10.7.8	Form of 2019 Performance Share Agreement.	10-Q	001-37419	99.1	5/2/2019

10.7.9	Form of 2019 Restricted Stock Unit Agreement (Directors).	10-Q	001-37419	99.2	5/2/2019

10.7.10	Form of 2019 Restricted Stock Unit Agreement (Executives) (Amended and Restated 2010 Long-Term Equity Compensation Plan).	10-Q	001-37419	99.3	5/2/2019

10.7.11	Form of 2019 Restricted Stock Unit Agreement (Executives) (2018 Equity Incentive Plan).	10-Q	001-37419	99.4	5/2/2019

10.7.12	SRC Energy, Inc./PDC Energy, Inc. Merger Performance Share Agreement, dated January 13, 2020, by and between PDC Energy, Inc.(as successor to SRC Energy, Inc.) and Lynn A. Peterson.	8-K	001-37419	10.2	1/14/2020

10.8	Employment Agreement with Lance A. Lauck, Senior Vice President of Business Development, dated as of April 19, 2010.	8-K	000-07246	10.4	4/23/2010

10.9	2018 Equity Incentive Plan.	8-K	001-37419	10.1	5/31/2018

10.10	SRC Energy Inc. 2015 Equity Incentive Plan.	8-K	001-37419	10.1	1/14/2020

10.11	Fourth Amended and Restated Credit Agreement, dated as of May 23, 2018, among PDC Energy, Inc. as Borrower, each of the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders.	8-K	001-37419	10.1	5/25/2018

10.11.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated as August 30, 2019, among PDC Energy, Inc. as Borrower, each of the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders.	8-K	001-37419	10.1	9/4/2019

21.1	Subsidiaries.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Ryder Scott Company, L.P., Petroleum Consultants.					X

23.3	Consent of Netherland, Sewell & Associates, Inc., Petroleum Consultants.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Petroleum Consultants - Ryder Scott Company, L.P.					X

99.2	Report of Independent Petroleum Consultants - Netherland, Sewell & Associates, Inc.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC ENERGY, INC.

By: /s/ Barton Brookman
Barton Brookman
President and Chief Executive Officer

February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton Brookman	President, Chief Executive Officer and Director	February 26, 2020
Barton Brookman	(principal executive officer)

/s/ R. Scott Meyers	Senior Vice President and Chief Financial Officer	February 26, 2020
R. Scott Meyers	(principal financial officer)

/s/ Douglas Griggs	Chief Accounting Officer	February 26, 2020
Douglas Griggs	(principal accounting officer)

/s/ Jeffrey C. Swoveland	Chairman and Director	February 26, 2020
Jeffrey C. Swoveland

/s/ Anthony J. Crisafio	Director	February 26, 2020
Anthony J. Crisafio

/s/ Mark E. Ellis	Director	February 26, 2020
Mark E. Ellis

/s/ Christina M. Ibrahim	Director	February 26, 2020
Christina M. Ibrahim

/s/ Paul J. Korus	Director	February 26, 2020
Paul J. Korus

/s/ Randy S. Nickerson	Director	February 26, 2020
Randy S. Nickerson

/s/ David C. Parke	Director	February 26, 2020
David C. Parke

/s/ Lynn A. Peterson	Director	February 26, 2020
Lynn A. Peterson

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