Form 10-Q
period 2020-03-31
PDC ENERGY, INC.
filed 2020-05-08
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 99,542,924 shares of the Company's Common Stock ($0.01 par value) were outstanding as of April 22, 2020.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and the United States ("U.S.") Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are "forward-looking statements." Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future: production, costs and cash flows; drilling locations, zones and growth opportunities; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; our currently suspended stock repurchase program; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; impacts of certain accounting and tax changes; timing and adequacy of infrastructure projects of our midstream providers and the related impact on our midstream capacity and related curtailments; fractionation capacity; impacts of Colorado political matters and expected timing of rulemakings; ability to meet our volume commitments to midstream providers; ability to obtain permits from the Colorado Oil and Gas Conservation Commission ("COGCC") in a timely manner; and ongoing compliance with our consent decree and expected timing of certain litigation.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	the COVID-19 pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;

•	changes in global production volumes and demand, including economic conditions that might impact demand and prices for the products we produce;

•	geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries;

•
volatility of commodity prices for crude oil, natural gas and natural gas liquids ("NGLs") and the risk of an extended period of depressed prices, including risks relating to decreased revenue, income and cash flow, write-downs and impairments and capital availability;

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

•
availability and cost of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport our production and the impact of these facilities and regional capacity on the prices we receive for our production;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the drilling and operation of crude oil and natural gas wells;

•	difficulties in integrating our operations as a result of any significant acquisitions, including the merger with SRC Energy Inc. ("SRC"), or acreage exchanges;

•	increases or changes in costs and expenses;

•	limitations in the availability of supplies, materials, contractors and services that may delay the drilling or completion of our wells;

•	potential losses of acreage due to lease expirations or otherwise;

•	future cash flows, liquidity and financial condition;

•	competition within the oil and gas industry;

•	availability and cost of capital;

•	our success in marketing crude oil, natural gas and NGLs;

•	effect of crude oil and natural gas derivative activities;

•	impact to our operations, personnel retention, strategy, stock price and expenses caused by the actions of activist shareholders;

•	impact of environmental events, governmental and other third-party responses to such events and our ability to insure adequately against such events;

•	cost of pending or future litigation

•	effect that acquisitions we may pursue have on our capital requirements;

•	our ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for our future operations.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those under the heading "Risk Factors," made in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2020 (the "2019 Form 10-K"), and our other filings with the SEC for further information on risks and uncertainties that could affect our business, financial condition, results of operations and prospects, which are incorporated by this reference as though fully set forth herein. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to "PDC Energy," "PDC," "the Company," "we," "us," "our" or "ours" refer to the registrant, PDC Energy, Inc. and all subsidiaries consolidated for the purposes of its financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$61,244	$963
Accounts receivable, net	270,012	266,354
Fair value of derivatives	379,355	28,078
Prepaid expenses and other current assets	9,800	8,635
Total current assets	720,411	304,030
Properties and equipment, net	5,034,494	4,095,202
Fair value of derivatives	58,094	3,746
Other assets	66,792	45,702
Total Assets	$5,879,791	$4,448,680

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$223,277	$98,934
Production tax liability	121,615	76,236
Fair value of derivatives	11,620	2,921
Funds held for distribution	165,247	98,393
Accrued interest payable	20,349	14,284
Other accrued expenses	75,333	70,462
Total current liabilities	617,441	361,230
Long-term debt	1,896,324	1,177,226
Deferred income taxes	—	195,841
Asset retirement obligations	138,654	95,051
Fair value of derivatives	14,030	692
Other liabilities	353,378	283,133
Total liabilities	3,019,827	2,113,173

Commitments and contingent liabilities

Stockholders' equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 99,438,122 and 61,652,412 issued as of March 31, 2020 and December 31, 2019, respectively	994	617
Additional paid-in capital	3,372,711	2,384,309
Retained deficit	(512,960)	(47,945)
Treasury shares - at cost, 20,493 and 34,922 as of March 31, 2020 and December 31, 2019, respectively	(781)	(1,474)
Total stockholders' equity	2,859,964	2,335,507
Total Liabilities and Stockholders' Equity	$5,879,791	$4,448,680

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Crude oil, natural gas and NGLs sales	$320,315	$321,099
Commodity price risk management gain (loss), net	434,698	(190,074)
Other income	2,017	3,475
Total revenues	757,030	134,500
Costs, expenses and other
Lease operating expenses	49,534	35,221
Production taxes	18,470	22,168
Transportation, gathering and processing expenses	13,496	11,424
Exploration, geologic and geophysical expense	136	2,643
General and administrative expense	62,165	39,598
Depreciation, depletion and amortization	176,157	151,422
Accretion of asset retirement obligations	2,620	1,584
Impairment of properties and equipment	881,074	7,875
Gain on sale of properties and equipment	(179)	(369)
Other expenses	2,144	3,554
Total costs, expenses and other	1,205,617	275,120
Loss from operations	(448,587)	(140,620)
Interest expense, net	(24,173)	(16,968)
Loss before income taxes	(472,760)	(157,588)
Income tax benefit	7,745	37,412
Net loss	$(465,015)	$(120,176)

Earnings per share:
Basic	$(4.94)	$(1.82)
Diluted	$(4.94)	$(1.82)

Weighted-average common shares outstanding:
Basic	94,077	66,182
Diluted	94,077	66,182

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(465,015)	$(120,176)
Adjustments to net loss to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	(388,875)	181,622
Depreciation, depletion and amortization	176,157	151,422
Impairment of properties and equipment	881,074	7,875
Accretion of asset retirement obligations	2,620	1,584
Non-cash stock-based compensation	5,672	4,683
Gain on sale of properties and equipment	(179)	(369)
Amortization of debt discount, premium and issuance costs	3,640	3,349
Deferred income taxes	(6,331)	(37,487)
Other	1,011	21
Changes in assets and liabilities	56,507	(35,424)
Net cash from operating activities	266,281	157,100
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(190,768)	(242,187)
Capital expenditures for other properties and equipment	(455)	(4,826)
Acquisition of crude oil and natural gas properties	(139,812)	—
Proceeds from sale of properties and equipment	793	102
Proceeds from divestitures	62	—
Net cash from investing activities	(330,180)	(246,911)
Cash flows from financing activities:
Proceeds from revolving credit facility	917,000	432,000
Repayment of revolving credit facility	(304,000)	(340,500)
Payment of debt issuance costs	(4,666)	—
Purchase of treasury shares	(23,819)	—
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(7,693)	(1,460)
Redemption of senior notes	(452,153)	—
Principal payments under financing lease obligations	(489)	(494)
Other	—	(21)
Net cash from financing activities	124,180	89,525
Net change in cash, cash equivalents and restricted cash	60,281	(286)
Cash, cash equivalents and restricted cash, beginning of period	963	9,399
Cash, cash equivalents and restricted cash, end of period	$61,244	$9,113

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Equity
(unaudited; in thousands, except share data)

	Three Months Ended March 31, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Deficit	Total Stockholders' Equity

Balance, December 31, 2019	61,652,412	$617	$2,384,309	(34,922)	$(1,474)	$(47,945)	$2,335,507
Net loss	—	—	—	—	—	(465,015)	(465,015)
Issuance pursuant to acquisition	39,182,045	391	1,014,921	—	—	—	1,015,312
Stock-based compensation	190,279	1	3,713	—	1,958	—	5,672
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(306,185)	(7,693)	—	(7,693)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(251,287)	(3)	(6,425)	251,287	6,428	—	—
Purchase of treasury shares	—	—	—	(1,266,000)	(23,819)	—	(23,819)
Retirement of treasury shares	(1,266,000)	(12)	(23,807)	1,266,000	23,819	—	—
Issuance of treasury shares	(69,327)	—	—	69,327	—	—	—
Balance, March 31, 2020	99,438,122	$994	$3,372,711	(20,493)	$(781)	$(512,960)	$2,859,964

	Three Months Ended March 31, 2019
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings (Deficit)	Total Stockholders' Equity

Balance, December 31, 2018	66,148,609	$661	$2,519,423	(45,220)	$(2,103)	$8,727	$2,526,708
Net loss	—	—	—	—	—	(120,176)	(120,176)
Stock-based compensation	112,626	—	2,136	—	2,547	—	4,683
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(41,787)	(1,460)	—	(1,460)
Issuance of treasury shares	(64,372)	1	(1)	64,372	—	—	—
Balance, March 31, 2019	66,196,863	$662	$2,521,558	(22,635)	$(1,016)	$(111,449)	$2,409,755

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the Wolfcamp zones. As of March 31, 2020, we owned an interest in approximately 3,900 gross productive wells.

The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2019 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2019 Form 10-K. Our results of operations and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards.

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules, which can be found under new Rule 13-01 of Regulation S-X, narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those statements. The amended rules allow the registrants, among other things, to disclose summarized financial information of the issuer and guarantors on a combined basis and to present only the most recently completed fiscal year and subsequent year-to-date interim period. The rule allows the parent company to omit summarized financial information if it is not material, or if assets, liabilities, and results of operations of the combined issuers and guarantors of the security are not materially different than the amounts in the parent company’s consolidated financial statements. The rule is effective in the first quarter of 2021, but earlier compliance is permitted. We early adopted the rule in the first quarter of 2020 and chose to omit the summarized financial information as the combined financial statements of the issuer and guarantors were not materially different than the amounts in our consolidated financial statements.

NOTE 3 - BUSINESS COMBINATION

In January 2020, we merged with SRC in a transaction valued at $1.7 billion, inclusive of SRC's net debt (the "SRC Acquisition"). Upon closing, we issued approximately 39 million shares of our common stock to SRC shareholders and holders of SRC equity awards, reflecting the issuance of 0.158 of a share of our common stock in exchange for each outstanding share of SRC common stock and the cancellation of outstanding SRC equity awards pursuant to the merger agreement that we entered into with SRC (the "Merger Agreement"). We are accounting for the SRC Acquisition under the acquisition method of accounting for business combinations. During the three months ended March 31, 2020, we recorded transaction costs related to the SRC Acquisition of $20.2 million. These expenses were accounted for separately from the assets and liabilities assumed, and are included in general and administrative expense.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The details of the estimated purchase price and the preliminary allocation of the purchase price for the transaction, are as follows:

Three Months Ended March 31, 2020
(in thousands)
Consideration:
Cash	$40
Retirement of seller's credit facility	166,238
Total cash consideration	166,278
Common stock issued	1,009,015
Shares withheld in lieu of taxes	6,299
Total consideration	$1,181,592

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Current assets	$150,487
Properties and equipment, net - proved	1,613,759
Properties and equipment, net - unproved	109,615
Properties and equipment, net - other	16,242
Deferred tax asset	189,509
Other assets	12,367
Total assets acquired	2,091,979
Liabilities assumed:
Current liabilities	(261,845)
Senior notes	(555,500)
Asset retirement obligations	(40,074)
Other liabilities	(52,968)
Total liabilities assumed	(910,387)
Total identifiable net assets acquired	$1,181,592

This acquisition was accounted for under the acquisition method. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved crude oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, lease terms and expirations and a market-based weighted-average cost of capital rate of 10 percent. These inputs require significant judgments and estimates by management at the time of the valuation. As of the date of this report, we expect that it may take into late 2020 until all post-closing adjustments are finalized.

Pro Forma Information. The results of operations for the SRC Acquisition since the January 14, 2020 closing date have been included in our March 31, 2020 condensed consolidated financial statements and include approximately $103.5 million of total revenue and $13.2 million of income from operations. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three months ended March 31, 2019, assuming the acquisition had been completed as of January 1, 2019. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)

Total revenue	$778,370	$301,099
Net loss	(445,743)	(62,180)

Earnings per share:
Basic	$(4.45)	$(0.59)
Diluted	$(4.45)	$(0.59)

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

Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Revenue by Commodity and Operating Region	2020	2019	Percentage Change
	(in thousands)
Crude oil
Wattenberg Field	$206,649	$180,426	14.5%
Delaware Basin	42,525	50,657	(16.1)%
Total	$249,174	$231,083	7.8%
Natural gas
Wattenberg Field	$40,078	$46,701	(14.2)%
Delaware Basin (1)	(563)	5,770	(109.8)%
Total	$39,515	$52,471	(24.7)%
NGLs
Wattenberg Field	$25,241	$27,722	(8.9)%
Delaware Basin	6,385	9,823	(35.0)%
Total	$31,626	$37,545	(15.8)%
Crude oil, natural gas and NGLs
Wattenberg Field	$271,968	$254,849	6.7%
Delaware Basin	48,347	66,250	(27.0)%
Total	$320,315	$321,099	(0.2)%
(1) Negative natural gas revenue was due to the deduction for transportation, gathering and processing by the purchaser exceeding the average sales price.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

Our crude oil and natural gas fixed-price swaps are included in Level 2. Our collars are included in Level 3. Our basis swaps are included in Level 2 and Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	As of March 31, 2020			As of December 31, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Total assets	$365,263	$72,186	$437,449	$22,886	$8,938	$31,824
Total liabilities	(20,704)	(4,946)	(25,650)	(3,089)	(524)	(3,613)
Net asset	$344,559	$67,240	$411,799	$19,797	$8,414	$28,211

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The following table presents a reconciliation of our Level 3 assets measured at fair value:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fair value of Level 3 instruments, net asset beginning of period	$8,414	$58,329
Changes in fair value included in condensed consolidated statement of operations line item:
Commodity price risk management gain (loss), net	67,530	(43,520)
Settlements included in condensed consolidated statement of operations line items:
Commodity price risk management gain (loss), net	(8,704)	(1,819)
Fair value of Level 3 instruments, net asset end of period	$67,240	$12,990

Net change in fair value of Level 3 unsettled derivatives included in condensed consolidated statement of operations line item:
Commodity price risk management gain (loss), net	$59,417	$(38,680)

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

Non-Derivative Financial Assets and Liabilities

We utilize fair value on a nonrecurring basis to review our proved crude oil and natural gas properties for possible impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such assets. The fair value of the properties is determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold. Unobservable inputs include estimated future crude oil and natural gas production, forward strip commodity pricing curves (adjusted for basis differentials), operating and development costs, future development plans and a discount rate of 17 percent, based on a weighted-average cost of capital (all of which were designated as Level 3 inputs within the fair value hierarchy).
The portion of our long-term debt related to our revolving credit facility approximates fair value due to the variable nature of related interest rates. We have not elected to account for the portion of our debt related to our senior notes under the fair value option; however, we have determined an estimate of the fair values based on measurements of trading activity and broker and/or dealer quotes, respectively, which are published market prices, and therefore are Level 2 inputs. The table below presents these estimates of the fair value of the portion of our long-term debt related to our senior notes and convertible notes.

	As of March 31, 2020		As of December 31, 2019
	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
	(in millions)
Senior notes:
2021 Convertible Notes	$162.0	81.0%	$188.6	94.3%
2024 Senior Notes	225.6	56.4%	409.2	102.3%
2025 Senior Notes	52.5	51.3%	—	—%
2026 Senior Notes	307.8	51.3%	599.4	99.9%

The carrying value of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Concentration of Risk

Derivative Counterparties. A portion of our liquidity relates to commodity derivative instruments that enable us to manage a portion of our exposure to price volatility from producing crude oil and natural gas. These arrangements expose us to credit risk of nonperformance by our counterparties. We primarily use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at March 31, 2020; however, this determination may change given the volatility of current market conditions.

Cash and Cash Equivalents. We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as substantially all of our deposits held in financial institutions were in excess of the FDIC insurance limits at March 31, 2020 and December 31, 2019. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are creditworthy and are also lenders under our revolving credit facility.

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

We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. As of March 31, 2020, we had derivative instruments, which were comprised of collars, fixed-price swaps and basis protection swaps, in place for a portion of our anticipated 2020, 2021 and 2022 production. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

As of March 31, 2020, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted-average contract price is shown.

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBls Natural Gas - BBtu)	Weighted-Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu )	Weighted- Average Contract Price	Fair Value March 31, 2020 (1) (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2020	2,700	$55.00	$71.68	9,212	$59.08	$331,947
2021	—	—	—	7,180	49.80	94,946
2022	—	—	—	1,980	34.88	(6,962)
Total Crude Oil	2,700			18,372		$419,931

Natural Gas
NYMEX
2020	15,250	$2.00	$2.23	3,000	$2.30	$2,353
2021	22,200	2.25	2.58	24,000	2.36	(4,203)
Total Natural Gas	37,450			27,000		$(1,850)

Basis Protection - Natural Gas
CIG
2020	—	$—	$—	15,375	$(0.62)	$(2,571)
2021	—	—	—	46,200	(0.50)	(2,195)
Waha
2020	—	—	—	3,000	(1.40)	(1,516)
Total Basis Protection - Natural Gas	—			64,575		$(6,282)

Commodity Derivatives Fair Value						$411,799
_____________

(1)
Approximately 16.5 percent of the fair value of our commodity derivative assets and 19.3 percent of the fair value of our commodity derivative liabilities were measured using significant unobservable inputs (Level 3).

Subsequent to March 31, 2020, we entered into commodity derivative positions covering approximately 21,200
BBtu and 15,600 BBtu of New York Mercantile Exchange ("NYMEX") and CIG basis natural gas production, at average contract prices of $2.00 and $2.43, respectively, for 2020 and 2021, respectively.

We have not elected to designate any of our derivative instruments as cash flow hedges; therefore, these instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of our derivative instruments are recorded in the condensed consolidated statements of operations.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The following table presents the condensed consolidated balance sheet line item and fair value amounts of our derivative instruments as of March 31, 2020 and December 31, 2019:

			Fair Value
Derivative Instruments:		Condensed Consolidated Balance Sheet Line Item	March 31, 2020	December 31, 2019
			(in thousands)
Derivative assets:	Current
	Commodity derivative contracts	Fair value of derivatives	$379,355	$27,766
	Basis protection derivative contracts	Fair value of derivatives	—	312
			379,355	28,078
	Non-current
	Commodity derivative contracts	Fair value of derivatives	58,094	3,746
Total derivative assets			$437,449	$31,824

Derivative liabilities:	Current
	Commodity derivative contracts	Fair value of derivatives	$5,910	$529
	Basis protection derivative contracts	Fair value of derivatives	5,710	2,392
			11,620	2,921
	Non-current
	Commodity derivative contracts	Fair value of derivatives	13,458	692
	Basis protection derivative contracts	Fair value of derivatives	572	—
			14,030	692
Total derivative liabilities			$25,650	$3,613

The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended March 31,
Condensed Consolidated Statement of Operations Line Item	2020	2019
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$45,823	$(8,452)
Net change in fair value of unsettled derivatives	388,875	(181,622)
Total commodity price risk management gain (loss), net	$434,698	$(190,074)

Our financial derivative agreements contain master netting provisions that provide for the net settlement of contracts through a single payment in the event of early termination. We have elected not to offset the fair value positions recorded on our condensed consolidated balance sheets.

The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

As of March 31, 2020	Derivative Instruments, Gross	Effect of Master Netting Agreements	Derivative Instruments, Net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$437,449	$(24,014)	$413,435

Liability derivatives:
Derivative instruments, at fair value	$25,650	$(24,014)	$1,636

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

As of December 31, 2019	Derivative Instruments, Gross	Effect of Master Netting Agreements	Derivative Instruments, Net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$31,824	$(2,619)	$29,205

Liability derivatives:
Derivative instruments, at fair value	$3,613	$(2,619)	$994

NOTE 7 - PROPERTIES AND EQUIPMENT

The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization ("DD&A"):

	March 31, 2020	December 31, 2019
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$7,131,659	$6,241,780
Unproved	385,138	403,379
Total crude oil and natural gas properties	7,516,797	6,645,159
Equipment and other	64,498	41,888
Land and buildings	26,664	12,312
Construction in progress	615,073	408,428
Properties and equipment, at cost	8,223,032	7,107,787
Accumulated DD&A	(3,188,538)	(3,012,585)
Properties and equipment, net	$5,034,494	$4,095,202

Impairment Charges. During the three months ended March 31, 2020, due to a significant decline in crude oil prices, we experienced a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded impairment charges of $881.1 million to write-down our proved and unproved properties. Of these impairment charges, approximately $753.0 million was related to our Delaware Basin proved properties. These impairment charges represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and realized prices at which we reasonably expect the crude oil and natural gas will be sold. In addition to our proved property impairment, we also recognized approximately $127.3 million of impairment charges for our unproved properties in the Delaware Basin. These impairment charges were recognized based on a review of our current drilling plans, estimated future cash flows for probable well locations and expected future lease expirations, primarily in areas where we have no development plans.

Impairment charges of $7.9 million recorded for the three months ended March 31, 2019 were primarily related to leaseholds and leasehold expirations within our non-focus areas of the Delaware Basin where we were no longer pursuing plans to develop the properties. We determined the fair value of the properties based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Suspended Well Costs. The following table presents the capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment, net on the condensed consolidated balance sheets:

	Three Months Ended March 31,	Year Ended December 31, 2019
	(in thousands, except for number of wells)

Beginning balance	$16,078	$12,188
Additions to capitalized exploratory well costs pending the determination of proved reserves	11,408	31,901
Reclassifications to proved properties	(20,311)	(28,011)
Ending balance	$7,175	$16,078

Number of wells pending determination at period-end	2	4

During three months ended March 31, 2020, two wells classified as exploratory at December 31, 2019 were reclassified as productive and no new wells drilled were classified as exploratory.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 8 - OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

Other Accrued Expenses. The following table presents the components of other accrued expenses as of:

	March 31, 2020	December 31, 2019
	(in thousands)

Employee benefits	$10,879	$21,611
Asset retirement obligations	30,930	32,200
Environmental expenses (1)	10,672	2,256
Operating and finance leases	10,171	5,926
Other	12,681	8,469
Other accrued expenses	$75,333	$70,462

(1) Amount includes $8.9 million of environmental liability assumed in the SRC Acquisition.

Other Liabilities. The following table presents the components of other liabilities as of:

	March 31, 2020	December 31, 2019
	(in thousands)

Production taxes	$140,175	$68,020
Deferred oil gathering credits	19,597	20,100
Deferred midstream gathering credits	174,638	175,897
Operating and finance leases	16,083	15,779
Other	2,885	3,337
Other liabilities	$353,378	$283,133

Deferred Oil Gathering Credits. In 2018, we entered into an agreement that dedicates crude oil from the majority of our Wattenberg Field acreage to the midstream provider's gathering lines and extends the term of the agreement through December 2029. The payment is being amortized over the life of the agreement. Amortization charges related to this deferred oil gathering credit totaling approximately $0.5 million for each of the three months ended March 31, 2020 and 2019 are included as a reduction to transportation, gathering and processing expenses in our condensed consolidated statements of operations.

Deferred Midstream Gathering Credits. In the second quarter of 2019, concurrent with the sale of our Delaware Basin midstream assets, we entered into agreements with the purchasers that dedicated the gathering of certain of our production and all water gathering and disposal volumes in the Delaware Basin. The terms of these agreements range from 10 to 22 years. The credits are being amortized on a units-of-production basis. Amortization charges included in crude oil sales totaled approximately $0.2 million for the three months ended March 31, 2020. Amortization charges included as a reduction to transportation, gathering and processing expenses totaled approximately $0.8 million for the three months ended March 31, 2020. Amortization charges included as a reduction to lease operating expenses and capital costs totaled approximately $0.3 million for the three months ended March 31, 2020.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 9 - LONG-TERM DEBT

Long-term debt consisted of the following as of:

	March 31, 2020	December 31, 2019
	(in thousands)
Senior Notes:
1.125% Convertible Notes due September 2021:
Principal amount	$200,000	$200,000
Unamortized discount	(12,691)	(14,763)
Unamortized debt issuance costs	(1,422)	(1,666)
Net of unamortized discount and debt issuance costs	185,887	183,571

6.125% Senior Notes due September 2024:
Principal amount	400,000	400,000
Unamortized debt issuance costs	(4,366)	(4,611)
Net of unamortized debt issuance costs	395,634	395,389

6.25% Senior Notes due December 2025:
Principal amount	102,324	—
Unamortized premium	990	—
Net of unamortized premium	103,314	—

5.75% Senior Notes due May 2026:
Principal amount	600,000	600,000
Unamortized debt issuance costs	(5,511)	(5,734)
Net of unamortized debt issuance costs	594,489	594,266

Total senior notes	1,279,324	1,173,226

Revolving Credit Facility:
Revolving credit facility due May 2023	617,000	4,000
Total long-term debt, net of unamortized discount and debt issuance costs	$1,896,324	$1,177,226

Senior Notes

2021 Convertible Notes. In September 2016, we issued $200 million of 1.125% convertible notes due September 15, 2021 (the "2021 Convertible Notes"). Interest is payable semi-annually on March 15 and September 15. The conversion price at maturity is $85.39 per share. We allocated the gross proceeds of the 2021 Convertible Notes between the liability and equity components of the debt. The initial $160.5 million liability component was determined based on the fair value of similar debt instruments, excluding the conversion feature, priced on the same day we issued the 2021 Convertible Notes. The initial $39.5 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the 2021 Convertible Notes. Approximately $4.8 million in costs associated with the issuance of the 2021 Convertible Notes were capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes.

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

2024 Senior Notes. In September 2016, we issued $400 million aggregate principal amount of 6.125% senior notes due September 15, 2024 (the “2024 Senior Notes”). Interest is payable semi-annually on March 15 and September 15.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Approximately $7.8 million in costs associated with the issuance of the 2024 Senior Notes were capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes.

2025 Senior Notes. Upon completion of the SRC Acquisition in January 2020, we assumed $550 million aggregate principal amount of 6.25% senior notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes were recorded at $555.5 million, representing the approximate fair value. The difference between the acquisition date fair value and the principal amount of the 2025 Senior Notes will be recognized as a reduction to interest expense over the remaining life of the notes. Interest is payable semi-annually on June 1 and December 1.

On January 17, 2020, we commenced an offer to repurchase the 2025 Senior Notes from the holders at 101 percent of the principal amount of the 2025 Senior Notes, together with any accrued and unpaid interest. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding 2025 Senior Notes accepted the redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. The fair value of the 2025 Senior Notes approximated the repurchase offer price, resulting in recognition of an immaterial loss on extinguishment of the repurchased notes. The repurchase was funded by proceeds from our revolving credit facility. An aggregate principal amount of approximately $102.3 million remains outstanding.

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

Our wholly-owned subsidiary, PDC Permian, Inc., is a guarantor of our obligations under the 2021 Convertible Notes, the 2024 Senior Notes, the 2025 Senior Notes and the 2026 Senior Notes (collectively, the "Notes"). As of March 31, 2020, we were in compliance with all covenants related to the Notes.

Revolving Credit Facility

In May 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement provides for a maximum credit amount of $2.5 billion. The amount we may borrow under the Restated Credit Agreement is subject to certain limitations. As a result of closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under our revolving credit facility to $1.7 billion. On May 5, 2020, we entered into a Second Amendment to the Restated Credit Agreement (the “Second Amendment”) that amended our interest rate and certain other provisions in the Restated Credit Agreement. In connection with the Second Amendment and as part of our semi-annual redetermination of our borrowing base, the borrowing base under the Restated Credit Agreement was reduced to $1.7 billion, while maintaining the commitment amount at $1.7 billion.

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

The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the London interbank market (“LIBOR”) for one month, plus a premium) or, at our election, a rate equal to LIBOR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of March 31, 2020, the applicable interest margin is 0.5 percent for the alternate base rate option or 1.5 percent for the LIBOR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the revolving credit facility expires in May 2023, unless the borrowing base falls below the outstanding balance.

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

requirements to: (a) maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 4.0:1.0. As of March 31, 2020, we were in compliance with all the revolving credit facility covenants.

As of March 31, 2020 and December 31, 2019, debt issuance costs related to our revolving credit facility were $11.0 million and $8.9 million, respectively, and are included in other assets. As of March 31, 2020, the weighted-average interest rate on the outstanding balance on our revolving credit facility, exclusive of fees on the unused commitment, was 2.7 percent.

NOTE 10 - LEASES

We determine if an arrangement is representative of a lease at contract inception. Right-of-use ("ROU") assets represent our right to use the underlying assets for the lease term and the corresponding lease liabilities represent our obligations to make lease payments arising from the leases. Operating and finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of the expected lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we utilize our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Subsequent measurement, as well as presentation of expenses and cash flows, will depend upon the classification of the lease as either a finance or operating lease. Terms of our leases include options to extend or terminate the lease only when we can ascertain that it is reasonably certain we will exercise that option.

We have operating leases for office space and compressors and finance leases for vehicles. Our leases have remaining lease terms ranging from one to five years. The vehicle leases include options to renew for up to four years. Lease payments associated with vehicle leases also include a contractually stated residual value guarantee.

The following table presents the components of lease costs:

Lease Costs	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Operating lease costs	$1,881	$1,348

Finance lease costs:
Amortization of ROU assets	$489	$483
Interest on lease liabilities	55	60
Total finance lease costs	$544	$543
Short-term lease costs	96,073	61,030
Total lease costs	$98,498	$62,921

Our operating lease costs are recorded in lease operating expenses or general and administrative expense and our finance lease costs are recorded in DD&A expense and interest expense. Our short-term lease costs include amounts that are capitalized as part of the cost of another asset and are recorded as properties and equipment or recognized as expense.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The following table presents the balance sheet classification and other information regarding our leases as of:

Leases	Condensed Consolidated Balance Sheet Line Item	March 31, 2020	December 31, 2019
		(in thousands)
Operating Leases:
Operating lease ROU assets	Other assets	$16,864	$14,926
Operating lease obligation - short-term	Other accrued expenses	$8,278	$4,159
Operating lease obligation - long-term	Other liabilities	13,469	12,944
Total operating lease liabilities		$21,747	$17,103
Finance Leases:
Finance lease ROU assets	Properties and equipment, net	$4,556	$4,637
Finance lease obligation - short-term	Other accrued expenses	$1,893	$1,767
Finance lease obligation - long-term	Other liabilities	2,614	2,835
Total finance lease liabilities		$4,507	$4,602
Weighted-average remaining lease term (years)
Operating leases		3.41	4.28
Finance leases		2.94	3.17
Weighted-average discount rate
Operating leases		5.0%	5.0%
Finance leases		5.0%	5.0%

Maturity of lease liabilities by year and in the aggregate, under operating and financing leases with terms of one year or more, as of March 31, 2020 consist of the following:

	Operating Leases	Finance Leases	Total
	(in thousands)
2020	$6,870	$1,549	$8,419
2021	7,026	1,604	8,630
2022	5,493	937	6,430
2023	1,559	641	2,200
2024	950	95	1,045
Thereafter	1,698	—	1,698
Total lease payments	23,596	4,826	28,422
Less interest and discount	(1,849)	(319)	(2,168)
Present value of lease liabilities	$21,747	$4,507	$26,254

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 11 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties:

Amount
(in thousands)

Balance at December 31, 2019	$127,251
Obligations incurred with development activities and other	5,357
Obligations incurred with acquisition	43,953
Accretion expense	2,620
Obligations discharged with asset retirements	(9,597)
Balance at March 31, 2020	169,584
Current portion	(30,930)
Long-term portion	$138,654

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Firm Transportation and Processing Agreements. We enter into contracts that provide firm transportation and processing on pipeline systems through which we transport or sell crude oil and natural gas. Satisfaction of the volume requirements includes volumes produced by us, purchased from third parties and produced by other third-party working, royalty and overriding royalty interest owners whose volumes we market on their behalf. Our condensed consolidated statements of operations reflect our share of these firm transportation and processing costs. These contracts require us to pay these transportation and processing charges whether or not the required volumes are delivered. Given current market conditions, we may find ourselves unable to market our commodities at prices acceptable to us, or at all, which could cause us to be unable to meet these obligations. In such cases, we may be subject to penalties, fees, minimum margins or other payments.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The following table presents gross volume information related to our long-term firm transportation, sales and processing agreements for pipeline capacity and water delivery and disposal commitments:

	For the Twelve Months Ending March 31,
Area	2021	2022	2023	2024	2025 and Through Expiration	Total	Expiration Date

Natural gas (MMcf)
Wattenberg Field	63,922	63,922	63,922	64,098	118,925	374,789	August 31, 2026
Delaware Basin	33,410	25,222	9,125	9,150	63,900	140,807	March 31, 2031
Gas Marketing	7,117	6,966	2,830	—	—	16,913	August 31, 2022
Total	104,449	96,110	75,877	73,248	182,825	532,509

Crude oil (MBbls)
Wattenberg Field	13,703	16,507	21,718	16,737	55,796	124,461	March 31, 2029
Delaware Basin	8,580	8,030	8,030	6,050	—	30,690	December 31, 2023
Total	22,283	24,537	29,748	22,787	55,796	155,151

Water (MBbls)
Wattenberg Field	6,207	6,207	6,207	6,223	4,676	29,520	December 31, 2024

Dollar commitment (in thousands)	$139,258	$128,413	$133,551	$112,411	$294,673	$808,306

Wattenberg Field. We have entered into two facilities expansion agreements with our primary midstream provider to expand and improve its natural gas gathering pipelines and processing facilities. The midstream provider completed and turned on line the first of the two 200 MMcfd cryogenic plants in August 2018 and the second plant was completed in August 2019. We are bound to the volume requirements in these agreements on the first day of the calendar month following the actual in-service date of the relevant plant. Both agreements require baseline volume commitments, consisting of our gross wellhead volume delivered in November 2016 to this midstream provider, and incremental wellhead volume commitments of 51.5 MMcfd and 33.5 MMcfd for the first and second agreements, respectively, for seven years. In addition, as a result of the SRC Acquisition, we are subject to substantially similar facilities expansion agreements with the same primary midstream provider of 46.4 MMcfd and 43.8 MMcfd, respectively. We may be required to pay shortfall fees for any volumes under the 97.9 MMcfd and 77.3 MMcfd incremental commitments.

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

Crude Oil, Natural Gas and NGLs Sales. For the three months ended March 31, 2020 and 2019, amounts related to long-term transportation volumes in the table above were $6.4 million and $10.9 million, respectively, and were netted against our crude oil and natural gas sales.
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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of March 31, 2020 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses. The liability ultimately incurred with respect to a matter may exceed the related accrual.

On October 23, 2018, we agreed to an Administrative Order by Consent ("AOC") with the COGCC relating to a historical release discovered during the decommissioning of a location in Weld County, Colorado, pursuant to which, among other things, we agreed to a penalty of approximately $130,000, of which 20 percent would be suspended subject to compliance with certain corrective actions identified in the AOC. In addition to the penalty, we agreed to timely complete certain corrective actions set forth in the AOC relating to procedures for completing future work on buried or partially buried produced water vessels, and to reestablish vegetation and otherwise reclaim the location. We have completed the corrective actions in a timely manner and some of our reclamation activities are ongoing.

In recent years, we have been executing a program to plug and abandon certain of our older vertical wells in the Wattenberg Field. A self-audit of final reclamation activities associated with site retirements, which we concluded in 2019, identified deficiencies, including incomplete documentation and agency submittals, inadequate plant growth and incomplete earthwork. In December 2019, we formally disclosed these deficiencies to the COGCC and are working to close this backlog of site reclamation work. During 2020, we are similarly assessing reclamation activities at sites acquired through the SRC Acquisition. We do not believe potential penalties and other expenditures associated with the deficiencies disclosed to the COGCC, nor any potential future disclosure of deficiencies associated with sites acquired in the SRC Acquisition, will have a material effect on our financial condition or results of operations, but they may exceed $100,000.

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

In October 2017, we entered into a consent decree to resolve the lawsuit and the compliance advisory. Pursuant to the consent decree, we agreed to implement a variety of operational enhancements and mitigation and similar projects, including vapor control system modifications and verification, increased inspection and monitoring and installation of tank pressure monitors. The three primary elements of the consent decree are: (i) fine/supplemental environmental projects ($1.5 million cash fine, plus $1 million in supplemental environmental projects) of which the cash fines and the full cost of supplemental environmental projects were paid in the first and third quarters of 2018, respectively, (ii) injunctive relief with an estimated cost of approximately $18 million, primarily representing capital enhancements to our operations and (iii) mitigation with an estimated cost of $1.7 million continue to incur costs associated with these activities. If we fail to comply fully with the requirements of the consent decree with respect to those matters, we could be subject to additional liability. We do not believe that the expenditures resulting from the settlement will have a material adverse effect on our condensed consolidated financial statements.

Since the consent decree took effect, and more recently was expanded to include the COC, we have timely implemented the various programs that meet its requirements. Over the course of this execution, we have identified certain immaterial deficiencies in our implementation of the programs. We report these immaterial deficiencies to the appropriate authorities and remediate them promptly. We do not believe that the penalties and expenditures associated with the consent decree, including any sanctions associated with these deficiencies, will have a material effect on our financial condition or results of operations, but they may exceed $100,000.

In addition, in December 2018, we were named as a nominal defendant in a derivative action filed in the Delaware chancery court. The complaint, which seeks unspecified monetary damages and various forms of equitable relief, alleges that certain current and former members of our Board of Directors (the "Board") violated their fiduciary duties, committed waste

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

and were unjustly enriched by, among other things, failing to implement adequate environmental safeguards in connection with the issues that gave rise to the Department of Justice lawsuit and consent decree. We believe that this lawsuit is without merit but cannot predict its outcome.

Further, we could be the subject of other enforcement actions by regulatory authorities in the future relating to our past, present or future operations.

NOTE 13 - COMMON STOCK

Stock-Based Compensation Plans

2018 Equity Incentive Plan. In May 2018, our stockholders approved a long-term equity compensation plan for our employees and non-employee directors (the “2018 Plan”). The 2018 Plan provides for a reserve of 1,800,000 shares of our common stock that may be issued pursuant to awards under the 2018 Plan and a term that expires in March 2028. Shares issued may be either authorized but unissued shares, treasury shares or any combination. Additionally, the 2018 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or paid out in the form of cash. However, shares tendered or withheld to satisfy the exercise price of options or tax withholding obligations, and shares covering the portion of exercised stock-settled stock appreciation rights ("SARs") (regardless of the number of shares actually delivered), count against the share limit. Awards may be issued in the form of options, SARs, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other stock-based awards. Awards may vest over periods of continued service or upon the satisfaction of performance conditions set at the discretion of the Compensation Committee of the Board (the "Compensation Committee"), with a minimum one-year vesting period applicable to most awards. With regard to SARs and options, awards have a maximum exercisable period of ten years. As of March 31, 2020, there were 485,079 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, which was most recently approved by stockholders in 2013 (as the same has been amended and restated from time to time, the "2010 Plan"), will remain outstanding and we may continue to use the 2010 Plan to grant awards. As of March 31, 2020, there were 78,011 shares available for grant under the 2010 Plan.

2015 SRC Equity Incentive Plan. Pursuant to the closing of the SRC Acquisition, SRC granted 155,928 PSUs to certain SRC executives under the 2015 SRC Equity Incentive Plan (the “2015 SRC Plan”). These PSUs (the “SRC PSUs”) were granted immediately prior to execution of the Merger Agreement, were assumed and converted into PDC PSUs at a rate of 0.158 per share and remain subject to the same terms and conditions (including performance-vesting terms) that applied immediately prior to the closing of the SRC Acquisition. The PSUs will result in a payout between zero and 200 percent of the target PSUs awarded. As of March 31, 2020, there were no shares available for grant under the 2015 SRC Plan.

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Stock-based compensation expense	$5,672	$4,683
Income tax benefit	(1,375)	(1,120)
Net stock-based compensation expense	$4,297	$3,563

Restricted Stock Units

Time-Based Awards. The fair value of the time-based RSUs is amortized ratably over the requisite service period, primarily three years. The time-based RSUs generally vest ratably on each anniversary following the grant date provided that a participant is continuously employed.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The following table presents the changes in non-vested time-based RSUs to all employees, including executive officers, for the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2019	795,926	$45.51
Granted	316,778	22.73
Vested	(168,998)	47.34
Forfeited	(21,927)	44.89
Non-vested at March 31, 2020	921,779	37.36

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)

Total intrinsic value of time-based awards vested	$3,748	$3,311
Total intrinsic value of time-based awards non-vested	5,724	28,544
Market price per share as of March 31	6.21	40.68
Weighted-average grant date fair value per share	22.73	38.59

Total compensation cost related to non-vested time-based awards and not yet recognized in our condensed consolidated statements of operations as of March 31, 2020 was $23.5 million. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The Compensation Committee awarded a total of 278,889 market-based PSUs to our executive officers during the three months ended March 31, 2020. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return ("TSR"), which is essentially our stock price change including any dividends over a three-year period ending on December 31, 2022, as compared to the TSR of a group of peer companies over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded. The weighted-average grant date fair value per PSU granted was computed using the Monte Carlo pricing model using the following assumptions:

	Three Months Ended March 31,
	2020	2019

Expected term of award (in years)	3	3
Risk-free interest rate	1.4%	2.5%
Expected volatility	46.6%	41.4%

The expected term of the awards was based on the requisite service period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant and extrapolated to approximate the life of the award. The expected volatility was based on our historical volatility.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

SRC Performance Stock Units. Terms of the SRC PSUs are substantially the same as PDC PSUs, except that the awards do not require continuous employment and the performance period associated with the awards of January 1, 2019 through December 31, 2021, predates the grant date. The fair value of the SRC PSU awards was determined on the grant date of January 13, 2020 using the Monte Carlo pricing model using the following assumptions:

Three Months Ended March 31,
2020

Expected term of awards (in years)	2
Risk-free interest rate	1.6%
Expected volatility	56.9%
Weighted-average grant date fair value per share	$33.35

The expected term of the awards is based on the number of years from the grant date through the end of the performance period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant, extrapolated to approximate the life of the awards. The expected volatility was based on our historical volatility, as well as that of our peer group.

The following table presents the change in non-vested market-based awards, including SRC PSUs, during the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2019	221,142	$61.61
Granted	434,817	33.46
Non-vested at March 31, 2020	655,959	42.95

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)

Total intrinsic value of market-based awards non-vested	$4,074	$9,849
Market price per common share as of March 31,	6.21	40.68
Weighted-average grant date fair value per share	33.46	56.68

Total compensation cost related to non-vested market-based awards not yet recognized in our condensed consolidated statements of operations as of March 31, 2020 was $15.3 million. This cost is expected to be recognized over a weighted-average period of 2.1 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Stock Appreciation Rights

The SARs vest ratably over a three-year period and may generally be exercised at any point after vesting through ten years from the date of issuance. Pursuant to the terms of the awards, upon exercise, the executive officers will receive, in shares of common stock, the excess of the market price of the award on the date of exercise over the market price of the award on the date of issuance. The following table presents the change in SARs during the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Outstanding at December 31, 2019	290,258	$46.64
Exercised	(7,807)	24.44
Expired	(56,162)	45.39
Outstanding at March 31, 2020	226,289	47.72

All outstanding SARs as of March 31, 2020 have vested and the related compensation cost has been fully recognized.

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Board from time to time. Through March 31, 2020, no shares of preferred stock have been issued.

Stock Repurchase Program

In April 2019, the Board approved the acquisition of up to $200 million of our outstanding common stock, depending on market conditions (the "Stock Repurchase Program"). Effective upon the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. Repurchases under the Stock Repurchase Program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. During the three months ended March 31, 2020, we repurchased 1.3 million shares of our outstanding common stock at a cost of $23.8 million. The last repurchases occurred in early March 2020. Approximately $346.8 million of our outstanding common stock remains available for repurchase under the Stock Repurchase Program; however, further repurchases pursuant to the program have been suspended and, if we resume the program, we expect to slow the pace of previously planned share repurchases as we continue to prioritize our financial strength and liquidity.

NOTE 14 - INCOME TAXES

We compute our quarterly tax provision using the effective tax rate method by applying the anticipated annual effective rate to our year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

As previously noted, we recorded impairments totaling $881.1 million for the three months ending March 31, 2020. These impairments resulted in three years of cumulative historical pre-tax losses and a net deferred tax asset position. We also have net operating loss carryovers (“NOLs”) for federal income tax purposes of $400.0 million. These losses were a key consideration that led PDC to provide a valuation allowance against its net deferred tax assets as of March 31, 2020 since it cannot conclude that it is more likely than not that its net deferred tax asset will be fully realized in future periods.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings,

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

sustained or continued improvements in oil prices, and taxable events that could result from one or more transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

As long as we conclude that we will continue to have a need for a valuation allowance against our net deferred tax assets, we will likely not have any additional income tax expense or benefit other than for state income taxes.

The effective income tax rates for the three months ended March 31, 2020 and 2019 were 1.6 percent and 23.7 percent, respectively.

As of March 31, 2020, there is no liability for unrecognized income tax benefits. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. The IRS partially accepted our 2018 tax return. The 2018 tax return is in the IRS CAP Program post-filing review process, with no significant tax adjustments currently proposed. We continue to voluntarily participate in the IRS CAP Program for the review of our 2019 and 2020 tax year. Participation in the IRS CAP Program has enabled us to have minimal uncertain tax benefits associated with our federal tax return filings.

NOTE 15 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of unvested equity-based employee awards, convertible notes and shares held pursuant to our non-employee director deferred compensation plan, if including such potential shares of common stock is dilutive.

The following table presents our weighted-average basic and diluted shares outstanding:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Weighted-average common shares outstanding - basic	94,077	66,182
Weighted-average common shares and equivalents outstanding - diluted	94,077	66,182

We reported a net loss for the three months ended March 31, 2020 and the three months ended March 31, 2019. As a result, our basic and diluted weighted-average common shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	1,319	895
Other equity-based awards	245	302
Total anti-dilutive common share equivalents	1,564	1,197

The 2021 Convertible Notes give the holders, at our election, the right to convert the aggregate principal amount into 2.3 million shares of our common stock at a conversion price of $85.39 per share. The 2021 Convertible Notes were not included in the diluted earnings per share calculation using the treasury stock method for any periods presented because the average market price of our common stock did not exceed the conversion price.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$16,915	$12,602
Income taxes	(204)	—

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$70,026	$39,694
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	42,126	2,794
Issuance of common stock for the acquisition of crude oil and natural gas properties, net	1,009,015	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,131	$1,441
Operating cash flows from finance leases	57	60
Financing cash flows from finance leases	489	494

ROU assets obtained in exchange for lease obligations:
Operating leases	$4,217	$481
Finance leases	471	624

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, we identified an immaterial error in our condensed consolidated statement of cash flows related to cash paid for capital expenditures for development of crude oil and natural gas properties for the period ended March 31, 2019. Our balance sheet and statement of operations for the relevant period were not impacted. We evaluated the error under the guidance of Accounting Standards Codification 250, Accounting Changes and Error Corrections ("ASC 250"). Based on the guidance in ASC 250, we determined that the error did not have a material impact on our previously-issued financial statements or those of the period of correction.

The error resulted in an overstatement of cash flows from operations of $24.8 million and an overstatement of cash used in investing activities of $24.8 million in each period as follows:

Three Months Ended
March 31, 2019
(dollars in thousands)
Cash flows from operating activities, as reported	$181,853
Adjustment	(24,753)
Cash flows from operating activities, as adjusted	$157,100

Cash flows from investing activities, as reported	$(271,664)
Adjustment	24,753
Cash flows from investing activities, as adjusted	$(246,911)

PDC ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

EXECUTIVE SUMMARY

March 31, 2020 Financial Overview of Operations and Liquidity

We have been adversely affected as a result of the ongoing global COVID-19 pandemic, including its effects on commodity demand and pricing, downstream capacity, employee health and safety, business continuity and regulatory matters. We expect those impacts to continue in the near-term and we may experience additional impacts in the future. See Item 1A. Risk Factors for additional information regarding the potential impacts of the COVID-19 pandemic.

Production volumes increased to 16.8 MMboe for the three months ended March 31, 2020, representing an increase of 50 percent as compared to the three months ended March 31, 2019. The majority of the increase can be attributed to producing properties received in the SRC Acquisition. Total liquids production of crude oil and NGLs comprised 59 percent of production during the three months ended March 31, 2020. For the month ended March 31, 2020, we maintained an average daily production rate of approximately 194,000 Boe per day, up from approximately 124,000 Boe per day for the month ended March 31, 2019.

On a sequential quarterly basis, total production for the three months ended March 31, 2020 as compared to the three months ended December 31, 2019 increased by 3.8 MMboe, or 29 percent, with the increase in production attributable to producing properties received in the SRC Acquisition. The increase was partially offset by the impact of decreased capital investments during the fourth quarter of 2019.

Crude oil, natural gas and NGLs sales revenue for the three months ended March 31, 2020 and 2019 were comparable primarily due to the 34 percent decrease in weighted-average realized commodity prices being offset by the 50 percent increase in production.

We had positive net settlements from our commodity derivative contracts of $45.8 million for the three months ended March 31, 2020, as compared to negative net settlements of $8.5 million for the three months ended March 31, 2019.

The combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 17 percent to $366.1 million for the three months ended March 31, 2020 from $312.6 million for the three months ended March 31, 2019.

    For the three months ended March 31, 2020, we generated a net loss of $465.0 million, or $4.94 per diluted share, compared to a net loss of $120.2 million, or $1.82 per diluted share, for the comparable period in 2019. Our net loss for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was most significantly impacted by the increase in impairment of properties and equipment, partially offset by the commodity price risk management gain.

During the three months ended March 31, 2020, our adjusted EBITDAX, a non-U.S. GAAP financial measure, was $228.1 million compared to $208.8 million for the comparable period in 2019. The increase for the three months ended March 31, 2020 was primarily due to the increase in the gain on commodity derivative settlements of $54.3 million which was partially offset by the increase in operating costs of $35.3 million.

Our cash flows from operations were $266.3 million and $157.1 million and our adjusted cash flows from operations, a non-U.S. GAAP financial measure, were $209.8 million and $192.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Free cash flow deficit, a non-U.S. GAAP financial measure, was $51.0 million and $89.4 million for the three months ended March 31, 2020 and 2019, respectively. Free cash flow deficit for the three months ended March 31, 2020 includes approximately $20.2 million of transaction costs incurred related to the SRC Acquisition.

See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

PDC ENERGY, INC.

Acquisition

In January 2020, we merged with SRC in a transaction valued at $1.7 billion, inclusive of SRC's net debt. Upon closing, we issued approximately 39 million shares of our common stock to SRC shareholders and holders of SRC equity awards, reflecting issuance of 0.158 of a share of our common stock in exchange for each share of SRC common stock and the cancellation of outstanding SRC equity awards pursuant to the Merger Agreement.

Liquidity

Available liquidity as of March 31, 2020 was $1.1 billion, which was comprised of $61.2 million of cash and cash equivalents and $1.1 billion available for borrowing under our revolving credit facility.

Pursuant to closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under the facility to $1.7 billion. On May 5, 2020, we entered into the Second Amendment, and, in connection with the Second Amendment and as part of our semi-annual redetermination of our borrowing base, the borrowing base under the revolving credit facility was reduced to $1.7 billion, while maintaining the commitment amount at $1.7 billion.

As part of the SRC Acquisition, we assumed $550 million in 6.25% Senior Notes due December 2025 and paid off and terminated SRC's revolving credit facility, which had an outstanding balance of $165 million at closing. The indenture governing the SRC Senior Notes has a change of control provision and on January 17, 2020, we commenced an offer to repurchase the SRC Senior Notes at 101 percent of the principal amount of the notes, together with any accrued and unpaid interest. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding SRC Senior Notes accepted our redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. The repurchase was funded by proceeds from our revolving credit facility. An aggregate principal amount of approximately $102.3 million remains outstanding.

Stock Repurchase Program

In April 2019, the Board approved the Stock Repurchase Program. Effective upon the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. During the three months ended March 31, 2020, we repurchased 1.3 million shares of our outstanding common stock at a cost of $23.8 million. The last repurchases occurred in early March 2020. Approximately $346.8 million remains available for repurchases under the Stock Repurchase Program; however, further repurchases pursuant to the program have been suspended and, if we resume the program, we expect to slow the pace of previously planned share repurchases as we continue to prioritize our financial strength and liquidity.

PDC ENERGY, INC.

Drilling and Completion Overview

The following tables summarize our drilling and completion activity for the three months ended March 31, 2020:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2019	145	134.3	30	29.1	175	163.4
Wells spud	42	36.3	1	1.0	43	37.3
Wells acquired in-process (1)	88	80.5	—	—	88	80.5
Wells turned-in-line	(47)	(44.0)	(6)	(6.0)	(53)	(50.0)
In-process as of March 31, 2020	228	207.1	25	24.1	253	231.2

(1)	Represents in-process wells and wells being completed that we received as part of the SRC Acquisition.

	Non-Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2019	41	5.3	—	—	41	5.3
Wells spud	64	6.6	—	—	64	6.6
Wells acquired in-process (now operated by PDC) (1)	(15)	(1.1)	—	—	(15)	(1.1)
Wells turned-in-line	(27)	(2.4)	—	—	(27)	(2.4)
In-process as of March 31, 2020	63	8.4	—	—	63	8.4

(1)	Represents in-process wells and wells being completed that we received as part of the SRC Acquisition.

Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within a year of drilling.

2020 Operational and Financial Outlook

In February 2020, the Board approved our initial 2020 development plan. This plan was based upon our February 2020 internal outlook for crude oil and natural gas prices, favorable debt metrics and the strength of our balance sheet, including our hedge position for 2020. Since approving our 2020 development plan in February 2020, future commodity prices, and future crude oil prices in particular, have significantly declined. As a result, in April 2020, we finalized a comprehensive revision to our 2020 development plan, which includes estimated service cost savings, as well as further reductions to planned drilling and completion activity.

Our revised 2020 capital investments in crude oil and natural gas properties are expected to range between $500 million and $600 million. The revised 2020 development plan is based upon our current outlook for the remainder of the year and is subject to further revision due to the significant volatility in market conditions and historically high levels of uncertainty affecting the oil and gas exploration sector. We will further revise our development plans as necessary to react to market conditions in the best interest of our shareholders, while prioritizing our financial strength and liquidity

We currently anticipate that our total production for 2020 will range between 170,000 Boe to 180,000 Boe per day, approximately 60,000 Bbls to 65,000 Bbls of which are expected to be crude oil. This decrease as compared to our earlier estimate is reflective of, among other things, an expected curtailment of 20 percent to 30 percent of our anticipated May 2020 production volumes, with potential for increasing curtailments in mid-2020, in response to takeaway capacity or market limitations, decreases in NYMEX pricing and significantly widened differentials, largely due to the global COVID-19 pandemic.

We believe that we maintain a degree of operational flexibility to control the pace of our capital spending and may further revise our 2020 capital investment program during the year. As we execute our capital investment program, we will continue to monitor potential further deterioration of commodity prices and our internal long-term outlook for commodity prices throughout 2020, as well as expected rates of return, the political environment, requirements to hold acreage, the cost of services for drilling and well completion activities, drilling results, changes in our borrowing capacity, cash flows, requirements

PDC ENERGY, INC.

to maintain continuous activity on leaseholds or acquisition and/or divestiture opportunities and our remaining inventory in order to best meet our short- and long-term corporate strategy. Should commodity pricing or the operating environment further deteriorate, we may determine that additional adjustments to our development plan are appropriate.

Wattenberg Field. Pursuant to the revised 2020 development plan, we ran three drilling rigs in the Wattenberg Field through the middle of April 2020, when we dropped to a two-rig pace. We plan to release a second rig at the end of May 2020, and drop to a one-rig pace, which we expect to maintain during the remainder of the year. We also released our last completion crew in the Wattenberg Field in early May 2020 and currently expect that we will resume completions early in the fourth quarter of 2020. We are drilling in the horizontal Niobrara and Codell plays in the rural areas of the core Wattenberg Field, which is further delineated between the Kersey, Prairie, Plains and Summit development areas. Our 2020 capital investment program for the Wattenberg Field is approximately 85 percent of our expected total capital investments in crude oil and natural gas properties, of which approximately 80 percent is expected to be invested in operated drilling and completion activity. The majority of the wells we plan to drill in 2020 in the Wattenberg Field are mid-reach lateral (“MRL”) and extended-reach lateral (“XRL”) wells. In 2020, we anticipate spudding approximately 90 to 110 operated wells and turning-in-line approximately 110 to 125 operated wells. We expect average development cost per well of between $2.5 million and $4.0 million, depending upon the lateral length of the well. The remainder of the Wattenberg Field capital investment program is expected to be used for land, capital workovers, facilities projects and non-operated drilling.

Delaware Basin. In the Delaware Basin, we ran one drilling rig through early May 2020 and we released our only active completion crew in March 2020. We do not expect that we will perform further drilling or completion activity in the Delaware Basin in 2020. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2020 are expected to be approximately 15 percent of our total capital investments in crude oil and natural gas properties, of which approximately 90 percent is expected to be invested in operated drilling and completion activity. In 2020, we have spud ten operated wells (eight of which were started as part of a batch drilling process prior to the end of 2019) and expect to turn-in-line 13 operated wells. The wells we drilled in 2020 in the Delaware Basin are MRL and XRL wells.

Financial Guidance. We are committed to our disciplined approach to managing our development plans. Based on our updated production forecast for 2020 and assumed average NYMEX prices of $15.00 per Bbl of crude oil for the second quarter of 2020, $25.00 per Bbl of crude oil for the second half of 2020 and $2.00 per Mcf of natural gas and an assumed average composite price of $5.00 per Bbl for NGLs for the remaining three quarters of the year, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by more than $125 million. We currently expect realized crude oil prices in the second quarter to be less than 35 percent of NYMEX pricing, with improved realizations for the second half of 2020, assuming modest improvement in global demand for crude oil.

In April 2020, we also updated our 2020 financial guidance to include the implementation of several payroll and non-payroll general and administrative expense cost saving initiatives. These initiatives include a 15 percent voluntary reduction in salaries for our senior management team and fees for our Board, an approximate 15 percent reduction-in-force to better align with our revised operating plan and tiered salary reductions for a large number of our remaining employees. Additionally, we plan to begin a transitioned closure of our Bridgeport, West Virginia, office beginning in the third quarter of 2020, with a target completion date of early 2021.

The following table sets forth our current financial guidance for the year ended December 31, 2020 for certain expenses and the impact of price differentials, exclusive of expected costs related to the SRC Acquisition:

	Low	High
Operating Expenses
Lease operating expenses (in millions)	$180	$200
Transportation, gathering and processing expenses ("TGP") ($/Boe)	$0.85	$1.00
Production taxes (% of crude oil, natural gas and NGLs sales)	6.5%	7.5%

Based on the general and administrative expense cost saving initiatives outlined above and excluding transaction costs incurred related to the SRC Acquisition of approximately $20 million, we expect our general and administrative expense to be in the range of $135 million to $140 million for 2020.

PDC ENERGY, INC.

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

These initiatives have undergone a review by the Colorado Legislative Council and proponents of the initiatives are cleared to begin the process of collecting the signatures needed to qualify them for the November 2020 ballot. We do not know what the outcome of this process will be; however, a similar setback ballot initiative, Proposition 112, qualified for the ballot but failed to pass in 2018. Due to constraints on signature gathering during statewide stay-at-home orders, news reports have indicated that Colorado Governor Jared Polis and Secretary of State Jena Griswold are considering executive action to give ballot campaigns more flexibility in collecting signatures. No formal recommendation or protocol has been released.

Because approximately 81 percent of our proved reserves are located in Colorado, the risks we face with respect to these proposals, and possible similar future proposals, are greater than those of our competitors with more geographically diverse operations. We cannot predict the outcome of the potentially pending initiatives or possible future regulatory developments.

PDC ENERGY, INC.

Results of Operations

Summary Operating Results

The following table presents selected information regarding our operating results:

	Three Months Ended March 31,
	2020	2019	Percent Change

Production
Crude oil (MBbls)	5,889	4,525	30.1%
Natural gas (MMcf)	41,347	25,651	61.2%
NGLs (MBbls)	4,065	2,415	68.3%
Crude oil equivalent (MBoe)	16,845	11,215	50.2%
Average Boe per day (Boe)	185,110	124,611	48.6%
Crude Oil, Natural Gas and NGLs Sales
Crude oil	$249.2	$231.1	7.8%
Natural gas	39.5	52.5	(24.8)%
NGLs	31.6	37.5	(15.7)%
Total crude oil, natural gas and NGLs sales	$320.3	$321.1	(0.2)%

Net Settlements on Commodity Derivatives
Crude oil	$46.9	$(2.9)	*
Natural gas	(1.1)	(5.6)	(80.4)%
Total net settlements on derivatives	$45.8	$(8.5)	*

Average Sales Price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$42.32	$51.06	(17.1)%
Natural gas (per Mcf)	0.96	2.05	(53.2)%
NGLs (per Bbl)	7.78	15.55	(50.0)%
Crude oil equivalent (per Boe)	19.02	28.63	(33.6)%

Average Costs and Expenses (per Boe)
Lease operating expenses	$2.94	$3.14	(6.4)%
Production taxes	1.10	1.98	(44.4)%
Transportation, gathering and processing expenses	0.80	1.02	(21.6)%
General and administrative expense	3.69	3.53	4.5%
Depreciation, depletion and amortization	10.46	13.50	(22.5)%

Lease Operating Expenses by Operating Region (per Boe)
Wattenberg Field	$2.77	$2.63	5.3%
Delaware Basin	3.84	5.15	(25.4)%

*	Percent change is not meaningful.

PDC ENERGY, INC.

Crude Oil, Natural Gas and NGLs Sales

Crude oil, natural gas and NGLs sales revenue for the three months ended March 31, 2020 did not change materially compared to the three months ended March 31, 2019 due to the following:

Three Months Ended March 31, 2020
(in millions)
Change in:
Production	$127.4
Average crude oil price	(51.5)
Average natural gas price	(45.1)
Average NGLs price	(31.6)
Total change in crude oil, natural gas and NGLs sales revenue	$(0.8)

Crude Oil, Natural Gas and NGLs Production

The following table presents crude oil, natural gas and NGLs production.

	Three Months Ended March 31,
Production by Operating Region	2020	2019	Percent Change
Crude oil (MBbls)
Wattenberg Field	4,926	3,571	37.9%
Delaware Basin	963	954	0.9%
Total	5,889	4,525	30.1%
Natural gas (MMcf)
Wattenberg Field	35,057	20,961	67.2%
Delaware Basin	6,290	4,690	34.1%
Total	41,347	25,651	61.2%
NGLs (MBbls)
Wattenberg Field	3,346	1,901	76.0%
Delaware Basin	719	514	39.9%
Total	4,065	2,415	68.3%
Crude oil equivalent (MBoe)
Wattenberg Field	14,115	8,965	57.4%
Delaware Basin	2,730	2,250	21.3%
Total	16,845	11,215	50.2%
Average crude oil equivalent per day (Boe)
Wattenberg Field	155,110	99,611	55.7%
Delaware Basin	30,000	25,000	20.0%
Total	185,110	124,611	48.6%

Amounts may not recalculate due to rounding.

PDC ENERGY, INC.

The following table presents our crude oil, natural gas and NGLs production ratio by operating region:

Three Months Ended March 31, 2020

	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	35%	41%	24%	100%
Delaware Basin	35%	39%	26%	100%

Three Months Ended March 31, 2019

	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	40%	39%	21%	100%
Delaware Basin	42%	35%	23%	100%

Midstream Capacity
            Our ability to market our production depends substantially on the availability, proximity and capacity of in-field gathering systems, compression and processing facilities, as well as transportation pipelines out of the basin, all of which are owned and operated by third parties. If adequate midstream facilities and services are not available to us on a timely basis and at acceptable costs, our production and results of operations could be adversely affected. In recent years, there has been substantial development drilling in our current areas of operation, and this has made it more challenging for providers of midstream infrastructure and services to keep pace with the corresponding increases in field-wide production. The ultimate timing and availability of adequate infrastructure is not within our control and we could experience capacity constraints for extended periods of time that could negatively impact our ability to meet our production targets. Weather, regulatory developments and other factors also affect the adequacy of midstream infrastructure. Like other producers, we from time to time enter into volume commitments with midstream providers in order to incentivize them to provide increased capacity to sufficiently meet our projected volume growth from our areas of operation. If our production falls below the level required under these agreements, we could be subject to transportation charges or aid in construction payments for commitment shortfalls.

               Wattenberg Field. Elevated line pressures on gas gathering facilities operated by DCP adversely affected production from our Wattenberg Field operations from mid-2017 to the early fourth quarter of 2019. However, beginning in the mid-fourth quarter of 2019 and continuing through the first quarter of 2020, the combination of DCP’s continued system expansions, and the availability of both residue gas and NGL takeaway out of the basin allowed DCP to more meaningfully reduce line pressures in most of our operated areas of the Wattenberg Field. As a result of the decreased line pressures, we experienced increased production volumes in the Wattenberg Field in the fourth quarter of 2019. DCP was able to fully utilize its most recent processing expansion during the first quarter of 2020, and it was able to further increase its system capacity through additional bypass infrastructure. By the end of the first quarter of 2020, all of our operated areas in the Wattenberg Field experienced a material decrease in line pressures.

Beginning in the second quarter of 2020, destruction of crude oil demand from COVID-19 is anticipated to negatively impact crude oil netback pricing realizations, and potentially impact our ability to physically market crude oil production out of the Wattenberg Field. We anticipate that both the second and third quarters of 2020 could see significant increases in crude oil storage levels in Cushing, Oklahoma that could result in production curtailments.

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

As midstream infrastructure development of both in-field and takeaway capacity continues, we anticipate having the ability to move additional volumes on DCP’s system in 2020. The major Wattenberg Field midstream infrastructure projects for 2020 include an incremental residue pipeline out of the basin planned for the second quarter of 2020. In addition, DCP's in-basin infrastructure project will provide access to up to 225 MMcfd of incremental gas processing with an expected in-service date of mid-2020. The successful and timely completion of these projects is dependent on continued capital investment by DCP and other third-party midstream providers well into the third quarter of 2020, which could be impacted by current market conditions.

PDC ENERGY, INC.

       NGL fractionation and product storage facilities on the Gulf Coast and Conway continue to operate at or near full capacity and this could potentially impact the operation of gas plants in the Wattenberg Field. Limitations on downstream fractionation capacity and/or product storage could potentially curtail certain Wattenberg Field volumes on a temporary basis or limit the ability of our service providers to optimize plant operations and revenues. Additional fractionation capacity came online during 2019 and additional capacity is expected to become available throughout 2020; however, construction of additional fractionation infrastructure is dependent upon continued capital investment by third parties.

                Delaware Basin. Our production from the Delaware Basin was not materially affected by midstream or downstream capacity constraints during the three months ended March 31, 2020. However, similar to in the Wattenberg Field, beginning in the second quarter 2020, destruction of crude oil demand related to COVID-19 is expected to negatively impact crude oil netback pricing realizations, and potentially impact our ability to physically market our crude oil production out of the Delaware Basin.

Despite the completion and start-up of a new natural gas residue pipeline, natural gas takeaway capacity downstream of in-field gathering and processing facilities in the basin continues to operate close to capacity and near-term production constraints, and lower natural gas netback pricing, are likely until at least the first quarter of 2021, when the next natural gas residue pipeline out of the basin is scheduled to be commissioned. The successful and timely completion of product takeaway infrastructure is dependent on continued capital investment by third-party midstream providers, which could be impacted by current market conditions.

As discussed above, NGL fractionation and product storage on the Gulf Coast and at Conway are running at or near full capacity, and this could potentially impact the operation of gas plants in the Delaware Basin, and potentially curtail certain Delaware Basin volumes on a temporary basis. Two new crude oil pipelines out of the Permian Basin, of which the Delaware Basin is a sub-basin, were recently completed and are now operational.

PDC ENERGY, INC.

Crude Oil, Natural Gas and NGLs Pricing

Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially. Our realized sales prices for crude oil, natural gas and NGLs decreased 34 percent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The NYMEX average daily crude oil prices decreased 16 percent for the three months ended March 31, 2020 as compared to the same period in 2019. The NYMEX average first-of-the-month natural gas price decreased 38 percent for the three months ended March 31, 2020 as compared to the same period in 2019. Our internal long-term outlook for commodity prices anticipates improvements beginning in the fourth quarter of 2020.

The following tables present weighted-average sales prices of crude oil, natural gas and NGLs for the periods presented.

	Three Months Ended March 31,
Weighted-Average Realized Sales Price by Operating Region			Percent Change
(excluding net settlements on derivatives)	2020	2019
Crude oil (per Bbl)
Wattenberg Field	$41.96	$50.52	(16.9)%
Delaware Basin	44.15	53.11	(16.9)%
Weighted-average price	42.32	51.06	(17.1)%
Natural gas (per Mcf)
Wattenberg Field	$1.14	$2.23	(48.9)%
Delaware Basin (1)	(0.09)	1.23	(107.3)%
Weighted-average price	0.96	2.05	(53.2)%
NGLs (per Bbl)
Wattenberg Field	$7.54	$14.59	(48.3)%
Delaware Basin	8.88	19.11	(53.5)%
Weighted-average price	7.78	15.55	(50.0)%
Crude oil equivalent (per Boe)
Wattenberg Field	$19.27	$28.43	(32.2)%
Delaware Basin	17.71	29.45	(39.9)%
Weighted-average price	19.02	28.63	(33.6)%

(1)	Negative realized natural gas pricing due to the deduction for transportation, gathering and processing by the purchaser exceeding the average sales price of natural gas.
Amounts may not recalculate due to rounding.

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

PDC ENERGY, INC.

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

For the Three Months Ended March 31, 2020	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$46.17	$42.32	92%	$1.46	$40.86	88%
Natural gas (per MMBtu)	1.95	0.96	49%	0.11	0.85	44%
NGLs (per Bbl)	46.17	7.78	17%	—	7.78	17%
Crude oil equivalent (per Boe)	32.08	19.02	59%	0.77	18.25	57%

For the Three Months Ended March 31, 2019	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$54.90	$51.06	93%	$1.21	$49.85	91%
Natural gas (per MMBtu)	3.15	2.05	65%	0.19	1.86	59%
NGLs (per Bbl)	54.90	15.55	28%	0.24	15.31	28%
Crude oil equivalent (per Boe)	41.17	28.63	70%	0.98	27.65	67%
Our average realization percentages for crude oil, natural gas and NGLs sales have decreased materially for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the global deterioration of commodity prices during the first quarter of 2020. We currently expect crude oil realized sales prices in the second quarter to be less than 50 percent of NYMEX pricing, with improved realizations for the second half of 2020. The realization percentages for our natural gas sales for the three months ended March 31, 2020 have decreased materially as compared to the same period in 2019, primarily due to widening of the basis between NYMEX and the indices upon which we sell our natural gas production. The realization percentages for our NGLs sales also decreased as compared to 2019, primarily due to reductions in prices for the individual NGLs components for the three months ended March 31, 2020 as compared to the same period in 2019.

Commodity Price Risk Management

We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price swaps and basis protection swaps on a portion of our estimated crude oil and natural gas production. For our commodity swaps, we ultimately realize the fixed price value related to the swaps. See the footnote titled Commodity Derivative Financial Instruments to our accompanying condensed consolidated financial statements included elsewhere in this report for a summary of our derivative positions as of March 31, 2020.

Commodity price risk management, net, includes cash settlements upon maturity of our derivative instruments, as well as the change in fair value of unsettled commodity derivatives related to our crude oil and natural gas production.

PDC ENERGY, INC.

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

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price swaps	$46.9	$(2.9)
Natural gas collars and fixed price swaps	0.3	(1.6)
Natural gas basis protection swaps	(1.4)	(4.0)
Total net settlements of commodity derivative instruments	45.8	(8.5)
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	4.3	(18.5)
Crude oil collars and fixed price swaps	391.9	(159.4)
Natural gas collars and fixed price swaps	(1.8)	(0.3)
Natural gas basis protection swaps	(5.5)	(3.4)
Net change in fair value of unsettled commodity derivative instruments	388.9	(181.6)
Total commodity price risk management gain (loss), net	$434.7	$(190.1)

Lease Operating Expenses

Lease operating expenses increased 41 percent to $49.5 million in the three months ended March 31, 2020 compared to $35.2 million in the three months ended March 31, 2019. Significant changes in lease operating expenses included increases of $4.5 million in additional compressor and equipment rentals, $3.9 million for produced water disposal, $2.2 million for non-operated wells, $1.1 million for payroll and employee benefits and $1.1 million in workover expenses. The increases were partially offset by a $2.5 million decrease related to midstream expenses resulting from the sale of Delaware Basin midstream assets during the second quarter of 2019. Lease operating expense per Boe decreased by six percent to $2.94 for the three months ended March 31, 2020 from $3.14 for the three months ended March 31, 2019, primarily due to a 50 percent increase in production volumes.

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

Production taxes decreased 17 percent to $18.5 million in the three months ended March 31, 2020 compared to $22.2 million in the three months ended March 31, 2019, primarily due to reductions in effective ad valorem and severance tax rates during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Production taxes per Boe decreased by 44 percent to $1.10 for the three months ended March 31, 2020 compared to $1.98 for the three months ended March 31, 2019.

PDC ENERGY, INC.

Transportation, Gathering and Processing Expenses

Transportation, gathering and processing expenses increased 18 percent to $13.5 million in the three months ended March 31, 2020 compared to $11.4 million in the three months ended March 31, 2019. Transportation, gathering and processing expenses are primarily impacted by the volumes delivered through pipelines and for natural gas gathering and transportation operations. Transportation, gathering and processing expenses per Boe decreased by 22 percent to $0.80 for the three months ended March 31, 2020 compared to $1.02 for the three months ended March 31, 2019.

Impairment of Properties and Equipment

During the three months ended March 31, 2020, due to a significant decline in crude oil prices, we experienced a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded impairment charges of $881.1 million to write-down our proved and unproved properties. Of these impairment charges, approximately $753.0 million was related to our Delaware Basin proved properties. These impairment charges represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. In addition to our proved property impairment, we also recognized approximately $127.3 million of impairment charges for our unproved properties in the Delaware Basin. These impairment charges were recognized based on a review of our current drilling plans, estimated future cash flows for probable well locations and expected future lease expirations, primarily in areas where we have no development plans.

Impairment charges of $7.9 million recorded for the three months ended March 31, 2019 were primarily related to leaseholds and leasehold expirations within our non-focus areas of the Delaware Basin where we were no longer pursuing plans to develop the properties. We determined the fair value of the properties based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold.

General and Administrative Expense

General and administrative expense increased 57 percent to $62.2 million in the three months ended March 31, 2020 compared to $39.6 million in the three months ended March 31, 2019. The increase was primarily attributable to $20.2 million in transaction costs related to the SRC Acquisition.

Depreciation, Depletion and Amortization Expense

Crude oil and natural gas properties. DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $173.8 million for the three months ended March 31, 2020 compared to $149.9 million for the three months ended March 31, 2019.

The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

Three Months Ended March 31, 2020
(in millions)
Increase in production	$72.2
Decrease in weighted-average depreciation, depletion and amortization rates	(48.3)
Total increase in DD&A expense related to crude oil and natural gas properties	$23.9

The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties:

	Three Months Ended March 31,
Operating Region/Area	2020	2019
	(per Boe)
Wattenberg Field	$9.17	$12.44
Delaware Basin	16.60	17.08
Total weighted-average	$10.46	$13.37

Non-crude oil and natural gas properties. Depreciation expense for non-crude oil and natural gas properties was $2.3 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019.

PDC ENERGY, INC.

Interest Expense, Net

Interest expense, net increased $7.2 million to $24.2 million for the three months ended March 31, 2020 compared to $17.0 million for the three months ended March 31, 2019. The increase was primarily related to a $5.7 million increase in interest expense related to our revolving credit facility and a $4.3 million increase related to the assumption of SRC's 2025 Senior Notes. The increases were partially offset by a $2.4 million increase in capitalized interest.

Provision for Income Taxes

We recorded a full valuation allowance against our net deferred tax assets in the three months ended March 31, 2020 resulting in an effective income tax rate of 1.6 percent provision on loss, compared to a 23.7 percent benefit on loss for the three months ended March 31, 2019.

As previously noted, we recorded impairments totaling $881.1 million for the three months ending March 31, 2020. These impairments resulted in three years of cumulative historical pre-tax losses and a net deferred tax asset position. We also have net operating loss carryovers (“NOLs”) for federal income tax purposes of $400.0 million. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets as of March 31, 2020 since we cannot conclude that it is more likely than not that our net deferred tax asset will be fully realized in future periods.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained or continued improvements in oil prices, and taxable events that could result from one or more transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

As long as we conclude that we will continue to have a need for a valuation allowance against our net deferred tax assets, we will likely not have any additional income tax expense or benefit other than for state income taxes.

Net Loss/Adjusted Net Income (Loss)

The factors impacting net losses of $465.0 million and $120.2 million for the three months ended March 31, 2020 and 2019, respectively, are discussed above. Adjusted net loss, a non-U.S. GAAP financial measure, was $759.6 million for the three months ended March 31, 2020 and adjusted net income was $18.0 million for the three months ended March 31, 2019. With the exception of the tax-affected net change in fair value of unsettled derivatives, the same factors impacted adjusted net income (loss), a non-U.S. GAAP financial measure. See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility, asset sales and proceeds raised in debt and equity capital market transactions. For the three months ended March 31, 2020, our net cash flows from operating activities were $266.3 million.

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

PDC ENERGY, INC.

We had working capital of $103.0 million at March 31, 2020 and working capital deficit of $57.2 million at December 31, 2019. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.

Our cash and cash equivalents were $61.2 million at March 31, 2020 and availability under our revolving credit facility was $1.1 billion, providing for a total liquidity position of $1.1 billion as of March 31, 2020. Pursuant to closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under the facility to $1.7 billion. On May 5, 2020, we entered into the Second Amendment, and, in connection with the Second Amendment and as part of our semi-annual redetermination of our borrowing base, the borrowing base under the revolving credit facility was reduced to $1.7 billion, while maintaining the commitment amount at $1.7 billion.

Based on our current production forecast for 2020 and assumed average NYMEX prices of $15.00 per Bbl of crude oil for the second quarter of 2020, $25.00 per Bbl of crude oil for the second half of 2020 and $2.00 per Mcf of natural gas and an assumed average composite price of $5.00 per Bbl for NGLs for the remaining three quarters of the year, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by more than $125 million. We currently expect crude oil realized sales prices in the second quarter to be less than 35 percent of NYMEX pricing, with improved realizations for the second half of 2020.

As a result of merging with SRC, we assumed the SRC Senior Notes and paid off and terminated SRC's revolving credit facility. On January 17, 2020, we commenced an offer to repurchase the outstanding SRC Senior Notes at 101 percent of the principal amount. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding SRC Senior Notes accepted our redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. We funded the repurchase with proceeds from our revolving credit facility. An aggregate principal amount of approximately $102.3 million remains outstanding.

In April 2019, the Board approved the Stock Repurchase Program. Effective upon on the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. During the three months ended March 31, 2020, we repurchased 1.3 million shares of our outstanding common stock at a cost of $23.8 million. The last repurchases occurred in early March 2020. Approximately $346.8 million remains available for repurchases under the Stock Repurchase Program; however, further repurchases pursuant to the program have been suspended and, if we resume the program, we expect to slow the pace of previously planned share repurchases as we continue to prioritize our financial strength and liquidity.

In addition, we may from time to time seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on available funds, prevailing market conditions, our liquidity requirements, contractual restrictions in our Restated Credit Agreement and other factors.

In April 2020, we applied for and received a $10 million loan through the Federal Government's Small Business Administration Paycheck Protection Program ("SBAPPP"), established by section 1102 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to recently released guidelines with respect to the CARES Act and the SBAPPP loans, we returned the $10 million of funds.

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

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (a) maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 4.0:1.0. At March 31, 2020,

PDC ENERGY, INC.

we were in compliance with all covenants in the revolving credit facility with a current ratio of 2.3:1.0 and a leverage ratio of 1.6:1.0. We expect to remain in compliance throughout the 12-month period following the filing of this report.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs and general and administrative expenses. Cash flows from operating activities increased by $109.2 million to $266.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to an increase in changes in assets and liabilities of $91.9 million and an increase in commodity derivative settlements of $54.3 million. These changes were partially offset by increases in general and administrative expenses of $22.6 million and lease operating expenses of $14.3 million.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased by $17.3 million to $209.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Free cash flow deficit, a non-U.S GAAP financial measure, decreased by $38.4 million during the three months ended March 31, 2020 to $51.0 million from a free cash flow deficit of $89.4 million during the three months ended March 31, 2019. The decrease was due to the increase in adjusted cash flows from operations, combined with a decrease in capital investments in crude oil and natural gas properties.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $330.2 million during the three months ended March 31, 2020 was primarily related to our drilling and completion activities of $190.8 million and $139.8 million related to the closing of the SRC Acquisition. Net cash used in investing activities of $246.9 million during the three months ended March 31, 2019 was primarily related to our drilling and completion activities of $242.2 million.

Financing Activities. Net cash used in financing activities of $124.2 million during the three months ended March 31, 2020 was primarily due to net borrowings from our credit facility of $613.0 million, partially offset by the redemption of a portion of the 2025 Senior Notes totaling $452.2 million and the repurchase and retirement of shares of our common stock totaling $23.8 million pursuant to the Stock Repurchase Program. Net cash proceeds from financing activities of $89.5 million during the three months ended March 31, 2019 was primarily due to the net borrowings from our credit facility of $91.5 million.

Subsidiary Guarantor

PDC Permian, Inc., a Delaware corporation (the “Guarantor”), our wholly-owned subsidiary, guarantees our obligations under our 2024 Senior Notes, 2025 Senior Notes and 2026 Senior Notes (collectively, the "Senior Notes") and our 2021 Convertible Notes. The Guarantor holds our assets located in the Delaware Basin. The Senior Notes and 2021 Convertible Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor. The guarantees are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

The indentures governing the Senior Notes contain customary restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (a) incur additional debt including under our revolving credit facility, (b) make certain investments or pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock, (c) sell assets, including capital stock of our restricted subsidiaries, (d) restrict the payment of dividends or other payments by restricted subsidiaries to us, (e) create liens that secure debt, (f) enter into transactions with affiliates and (g) merge or consolidate with another company.

PDC ENERGY, INC.

The following summarized subsidiary guarantor financial information has been prepared on the same basis of accounting as our condensed consolidated financial statements. Investments in subsidiaries are accounted for under the equity method.

	As of/Three Months Ended		As of/Year Ended
	March 31, 2020		December 31, 2019
	Issuer	Guarantor	Issuer	Guarantor
	(in millions)

Assets
Current assets	$614.5	$104.1	$175.8	$126.0
Intercompany accounts receivable, guarantor subsidiary	176.6	—	348.8	—
Intercompany accounts receivable, non-guarantor subsidiary	6.7	—	6.3	—
Investment in guarantor subsidiary	1,766.8	—	1,766.8	—
Properties and equipment, net	4,120.1	914.4	2,328.3	1,766.9
Other non-current assets	118.6	5.6	41.8	6.8

Liabilities
Current liabilities	$550.3	$65.3	$306.6	$52.4
Intercompany accounts payable	—	176.6	—	348.8
Long-term debt	1,896.3	—	1,177.2	—
Other non-current liabilities	319.5	184.7	361.1	211.6

Statement of Operations
Crude oil, natural gas and NGLs sales	$272.0	$48.3	$999.3	$308.0
Commodity price risk management gain (loss), net	434.7	—	(162.8)	—
Total revenues	707.2	48.1	838.1	308.7
Production costs	61.7	19.8	180.1	89.2
Gross profit	210.3	28.5	819.2	218.8
Impairment of properties and equipment	0.8	880.3	0.3	38.2
Net income (loss)	224.8	(689.4)	(24.6)	(30.0)

Off-Balance Sheet Arrangements

At March 31, 2020, we had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital investments or capital resources.

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in our 2019 Form 10-K filed with the SEC on February 26, 2020.

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

We are unable to present a reconciliation of forward-looking adjusted cash flow because components of the calculation, including fluctuations in working capital accounts, are inherently unpredictable. Moreover, estimating the most directly comparable GAAP measure with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort. We believe that forward-looking estimates of adjusted cash flow are important to investors because they assist in the analysis of our ability to generate cash from our operations.

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

PDC ENERGY, INC.

The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2020	2019

Cash flows from operations to adjusted cash flows from operations and free cash flow (deficit):
Net cash from operating activities	$266.3	$157.1
Changes in assets and liabilities	(56.5)	35.4
Adjusted cash flows from operations	209.8	192.5
Capital expenditures for development of crude oil and natural gas properties	(190.8)	(242.2)
Change in accounts payable related to capital expenditures	(70.0)	(39.7)
Free cash flow (deficit)	$(51.0)	$(89.4)

Net loss to adjusted net income (loss):
Net loss	$(465.0)	$(120.2)
(Gain) loss on commodity derivative instruments	(434.7)	190.1
Net settlements on commodity derivative instruments	45.8	(8.5)
Tax effect of above adjustments	94.3	(43.4)
Adjusted net income (loss)	$(759.6)	$18.0

Net loss to adjusted EBITDAX:
Net loss	$(465.0)	$(120.2)
(Gain) loss on commodity derivative instruments	(434.7)	190.1
Net settlements on commodity derivative instruments	45.8	(8.5)
Non-cash stock-based compensation	5.7	4.7
Interest expense, net	24.2	17.0
Income tax benefit	(7.7)	(37.4)
Impairment of properties and equipment	881.1	7.9
Exploration, geologic and geophysical expense	0.1	2.6
Depreciation, depletion and amortization	176.2	151.4
Accretion of asset retirement obligations	2.6	1.6
Gain on sale of properties and equipment	(0.2)	(0.4)
Adjusted EBITDAX	$228.1	$208.8

Cash from operating activities to adjusted EBITDAX:
Net cash from operating activities	$266.3	$157.1
Interest expense, net	24.2	17.0
Amortization of debt discount and issuance costs	(3.6)	(3.3)
Exploration, geologic and geophysical expense	0.1	2.6
Other	(2.4)	—
Changes in assets and liabilities	(56.5)	35.4
Adjusted EBITDAX	$228.1	$208.8

PDC ENERGY, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Sensitive Instruments and Risk Management

We are exposed to market risks associated with interest rate risks, commodity price risk and credit risk. We have established risk management processes to monitor and manage these market risks.

Interest Rate Risk

Changes in interest rates affect the amount of interest we earn on our interest bearing cash, cash equivalents and restricted cash accounts and the interest we pay on borrowings under our revolving credit facility. Our 2021 Convertible Notes, 2024 Senior Notes, 2025 Senior Notes and 2026 Senior Notes have fixed rates, and therefore near-term changes in interest rates do not expose us to risk of earnings or cash flow loss; however, near-term changes in interest rates may affect the fair value of our fixed-rate debt.

As of March 31, 2020, we had a $617.0 million outstanding balance on our revolving credit facility. If market interest rates would have increased or decreased one percent, our interest expense for the three months ended March 31, 2020 would have changed by approximately $0.8 million.

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

Based on a sensitivity analysis as of March 31, 2020, we estimate that a ten percent increase in natural gas and crude oil, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in a decrease in the fair value of our derivative positions of $53.8 million, whereas a ten percent decrease in prices would have resulted in an increase in fair value of $54.1 million.

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

Disclosure of Limitations

Because the information above included only those exposures that existed at March 31, 2020, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Changes in Internal Control over Financial Reporting

As of January 1, 2020, we implemented a new ERP system. In connection with the ERP system implementation, we have updated our internal controls over financial reporting to accommodate modifications to our business processes and accounting procedures.

PART II
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can found in the footnote titled Commitments and Contingencies -
Litigation and Legal Items to our accompanying condensed consolidated financial statements included elsewhere in this report.

RISK FACTORS

We face many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A, Risk Factors, of our 2019 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

There have been no material changes from the risk factors previously disclosed in our 2019 Form 10-K, except for the following:

Global COVID-19 Pandemic and Crude Oil Market Downturn

Our operations have been adversely affected as a result of the ongoing global COVID-19 pandemic and the precipitous decline in crude oil demand and pricing. We expect those impacts to continue in the near-term and we may experience additional impacts in the future. For example:

•	Domestic oversupply of crude oil may lead to insufficient storage capacity and could impact our midstream providers’ ability to accept and transport our production to market;

•	The significant decline in global oil demand has sparked increased support from several small- and mid-cap crude oil producers for government-mandated proration of production in the Permian Basin;

•
Prolonged depressed crude oil prices may have adverse effects to the financial wellbeing of our business, including with respect to revenue, profitability, cash flows and liquidity; quantity and present value of our reserves; borrowing base under our revolving credit facility; and access to other sources of capital;

•	Decreased crude oil prices may require us to shut in production for a significant portion of our producing wells, which will reduce our revenue and require monetary compensation to mineral lessors;

•
Our reduced capital spend and projected decline in revenues have led to temporary and permanent reductions in our work force and decreases to our director, executive and employee compensation, which may affect our ability to attract and retain experienced technical and other professional personnel;

•	Our reduced drilling program may result in losses of acreages due to lease expirations, which could result in impairment charges;

•	Reported reductions in the work forces of our service providers may result in delays procuring products and services essential to our operations;

•
State and local orders, ordinances and guidance related to COVID-19 have forced a significant portion of our employees to work remotely, which may result in decreased productivity and continuity among the employee base;

▪	Current market conditions and impacts on our business generally may lead to an increased risk of litigation; and

•	The cumulative effects of COVID-19 on the economy may result in a long-term global recession or depression.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)

January 1 - 31, 2020	485,948	$23.72	217,500	$366.0
February 1 - 29, 2020	585,455	20.95	552,500	354.5
March 1 - 31, 2020	500,782	15.41	496,000	346.8
Total first quarter 2020 purchases	1,572,185	$20.04	1,266,000	$346.8

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

(2)
In April 2019, the Board approved a program to acquire up to $200 million of our outstanding common stock and in August 2019, effective with the closing of the SRC Acquisition, increased such amount to $525 million. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time; further repurchases pursuant to the program have been suspended and, if we resume the program, we expect to slow the pace of previously planned share repurchases as we continue to prioritize our financial strength and liquidity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION - None.

PDC ENERGY, INC.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 5, 2020 among PDC Energy, Inc. as Borrower, each of the Lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative Agent for the Lenders.
X

22	Securities guaranteed by PDC Permian, Inc., a subsidiary guarantor of PDC Energy, Inc.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Form of 2020 Performance Share Agreement.					X

99.2	Form of 2020 Restricted Stock Unit Agreement (Directors).					X

99.3	Form of 2020 Restricted Stock Unit Agreement (Executives).					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith.

PDC ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: May 7, 2020	/s/ Barton Brookman
Barton Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Senior Vice President and Chief Financial Officer
(principal financial officer)