Form 10-Q
period 2020-06-30
PDC ENERGY, INC.
filed 2020-08-06
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 99,600,043 shares of the Company's Common Stock ($0.01 par value) were outstanding as of July 22, 2020.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and the United States ("U.S.") Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are "forward-looking statements." Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future: production, costs and cash flows; drilling locations, zones and growth opportunities; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; our currently suspended stock repurchase program; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; impacts of certain accounting and tax changes; timing and adequacy of infrastructure projects of our midstream providers and the related impact on our midstream capacity and related curtailments; impacts of Colorado political matters; ability to meet our volume commitments to midstream providers; and ongoing compliance with our consent decree.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	the COVID-19 pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;

•	changes in global production volumes and demand, including economic conditions that might impact demand and prices for the products we produce;

•	geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries;

•	impacts of Colorado political matters;

•
volatility of commodity prices for crude oil, natural gas and natural gas liquids ("NGLs") and the risk of an extended period of depressed prices, including risks relating to decreased revenue, income and cash flow, write-downs and impairments and availability of capital;

•	volatility and widening of differentials;

•	reductions in the borrowing base under our revolving credit facility;

•
impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement of those laws and regulations, liabilities arising thereunder and the costs to comply with those laws and regulations;

•	timing and receipt of necessary regulatory permits;

•	impact of regulatory developments in Colorado, particularly with respect to additional permit scrutiny;

•	declines in the value of our crude oil, natural gas and NGLs properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from our wells being greater than expected;

•	timing and extent of our success in discovering, acquiring, developing and producing reserves;

•
availability and cost of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport our production and the impact of these facilities and regional capacity on the prices we receive for our production;

•	risks incidental to the drilling and operation of crude oil and natural gas wells;

•	difficulties in integrating our operations as a result of any significant acquisitions, including the merger with SRC Energy Inc. ("SRC"), or acreage exchanges;

•	increases in costs and expenses;

•	limitations in the availability of supplies, materials, contractors and services that may delay the drilling or completion of our wells;

•	potential losses of acreage due to lease expirations or otherwise;

•	future cash flows, liquidity and financial condition;

•	competition within the oil and gas industry;

•	availability and cost of capital;

•	success in marketing our crude oil, natural gas and NGLs;

•	effect of crude oil and natural gas derivative activities;

•	impact to our operations, personnel retention, strategy, stock price and expenses caused by the actions of activist shareholders;

•	impact of environmental events, governmental and other third-party responses to such events and our ability to insure adequately against such events;

•	cost of pending or future litigation;

•	effect that acquisitions we may pursue have on our capital requirements;

•	our ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for our future operations.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those under the heading "Risk Factors," made in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2020 (the "2019 Form 10-K"), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 8, 2020 (the "First Quarter 2020 Form 10-Q") and our other filings with the SEC for further information on risks and uncertainties that could affect our business, financial condition, results of operations and prospects, which are incorporated by this reference as though fully set forth herein. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to "PDC Energy," "PDC," "the Company," "we," "us," "our" or "ours" refer to the registrant, PDC Energy, Inc. and all subsidiaries consolidated for the purposes of its financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,191	$963
Accounts receivable, net	196,314	266,354
Fair value of derivatives	222,319	28,078
Prepaid expenses and other current assets	7,643	8,635
Total current assets	427,467	304,030
Properties and equipment, net	5,000,066	4,095,202
Fair value of derivatives	14,719	3,746
Other assets	67,826	45,702
Total Assets	$5,510,078	$4,448,680

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$136,544	$98,934
Production tax liability	121,223	76,236
Fair value of derivatives	25,993	2,921
Funds held for distribution	146,341	98,393
Accrued interest payable	16,168	14,284
Other accrued expenses	76,653	70,462
Total current liabilities	522,922	361,230
Long-term debt	1,935,105	1,177,226
Deferred income taxes	—	195,841
Asset retirement obligations	134,520	95,051
Fair value of derivatives	34,827	692
Other liabilities	238,695	283,133
Total liabilities	2,866,069	2,113,173

Commitments and contingent liabilities

Stockholders' equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 99,611,557 and 61,652,412 issued as of June 30, 2020 and December 31, 2019, respectively	996	617
Additional paid-in capital	3,378,553	2,384,309
Retained deficit	(734,792)	(47,945)
Treasury shares - at cost, 33,138 and 34,922 as of June 30, 2020 and December 31, 2019, respectively	(748)	(1,474)
Total stockholders' equity	2,644,009	2,335,507
Total Liabilities and Stockholders' Equity	$5,510,078	$4,448,680

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Crude oil, natural gas and NGLs sales	$173,921	$338,956	$494,236	$660,055
Commodity price risk management gain (loss), net	(120,786)	47,349	313,912	(142,725)
Other income	1,281	4,353	3,298	7,828
Total revenues	54,416	390,658	811,446	525,158
Costs, expenses and other
Lease operating expenses	35,808	34,328	85,342	69,549
Production taxes	7,846	22,642	26,316	44,810
Transportation, gathering and processing expenses	16,949	12,208	30,445	23,632
Exploration, geologic and geophysical expense	728	640	864	3,283
General and administrative expense	35,352	42,808	97,517	82,406
Depreciation, depletion and amortization	149,491	168,523	325,648	319,945
Accretion of asset retirement obligations	2,358	1,563	4,978	3,147
Impairment of properties and equipment	32	28,979	881,106	36,854
Gain on sale of properties and equipment	(174)	(33,904)	(353)	(34,273)
Other expenses	2,003	2,836	4,147	6,390
Total costs, expenses and other	250,393	280,623	1,456,010	555,743
Income (loss) from operations	(195,977)	110,035	(644,564)	(30,585)
Interest expense, net	(21,782)	(18,900)	(45,955)	(35,868)
Income (loss) before income taxes	(217,759)	91,135	(690,519)	(66,453)
Income tax (expense) benefit	(4,073)	(22,587)	3,672	14,825
Net income (loss)	$(221,832)	$68,548	$(686,847)	$(51,628)

Earnings per share:
Basic	$(2.23)	$1.04	$(7.09)	$(0.78)
Diluted	$(2.23)	$1.04	$(7.09)	$(0.78)

Weighted-average common shares outstanding:
Basic	99,566	65,815	96,821	65,998
Diluted	99,566	65,926	96,821	65,998

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(686,847)	$(51,628)
Adjustments to net loss to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	(153,294)	121,080
Depreciation, depletion and amortization	325,648	319,945
Impairment of properties and equipment	881,106	36,854
Accretion of asset retirement obligations	4,978	3,147
Non-cash stock-based compensation	12,036	12,258
Gain on sale of properties and equipment	(353)	(34,273)
Amortization and write-off of debt discount, premium and issuance costs	8,941	6,731
Deferred income taxes	(2,430)	(14,975)
Other	1,657	394
Changes in assets and liabilities	(22,180)	17,950
Net cash from operating activities	369,262	417,483
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(387,930)	(518,038)
Capital expenditures for other properties and equipment	(1,935)	(10,453)
Acquisition of crude oil and natural gas properties	(139,812)	(4,146)
Proceeds from sale of properties and equipment	1,384	1,154
Proceeds from divestitures	62	199,430
Restricted cash	—	8,001
Net cash from investing activities	(528,231)	(324,052)
Cash flows from financing activities:
Proceeds from revolving credit facility and other borrowings	1,318,000	890,000
Repayment of revolving credit facility and other borrowings	(669,000)	(892,500)
Payment of debt issuance costs	(4,666)	(36)
Purchase of treasury shares	(23,819)	(94,113)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(8,180)	(3,717)
Redemption of senior notes	(452,153)	—
Principal payments under financing lease obligations	(985)	(988)
Other	—	(2)
Net cash from financing activities	159,197	(101,356)
Net change in cash, cash equivalents and restricted cash	228	(7,925)
Cash, cash equivalents and restricted cash, beginning of period	963	9,399
Cash, cash equivalents and restricted cash, end of period	$1,191	$1,474

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Equity
(unaudited; in thousands, except share data)

	Six Months Ended June 30, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Deficit	Total Stockholders' Equity

Balance, December 31, 2019	61,652,412	$617	$2,384,309	(34,922)	$(1,474)	$(47,945)	$2,335,507
Net loss	—	—	—	—	—	(465,015)	(465,015)
Issuance pursuant to acquisition	39,182,045	391	1,014,921	—	—	—	1,015,312
Stock-based compensation	120,952	1	3,713	—	1,958	—	5,672
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(306,185)	(7,693)	—	(7,693)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(251,287)	(3)	(6,425)	251,287	6,428	—	—
Purchase of treasury shares	—	—	—	(1,266,000)	(23,819)	—	(23,819)
Retirement of treasury shares	(1,266,000)	(12)	(23,807)	1,266,000	23,819	—	—
Issuance of treasury shares	—	—	—	69,327	—	—	—
Balance, March 31, 2020	99,438,122	994	3,372,711	(20,493)	(781)	(512,960)	2,859,964
Net loss	—	—	—	—	—	(221,832)	(221,832)
Stock-based compensation	212,809	2	6,164	—	198	—	6,364
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(64,219)	(487)	—	(487)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(39,374)	—	(322)	39,374	322	—	—
Issuance of treasury shares	—	—	—	12,200	—	—	—
Balance, June 30, 2020	99,611,557	$996	$3,378,553	(33,138)	$(748)	$(734,792)	$2,644,009

See accompanying Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2019
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings (Deficit)	Total Stockholders' Equity

Balance, December 31, 2018	66,148,609	$661	$2,519,423	(45,220)	$(2,103)	$8,727	$2,526,708
Net loss	—	—	—	—	—	(120,176)	(120,176)
Stock-based compensation	48,254	1	4,682	—	—	—	4,683
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(41,787)	(1,460)	—	(1,460)
Issuance of treasury shares	—	—	(2,547)	64,372	2,547	—	—
Balance, March 31, 2019	66,196,863	662	2,521,558	(22,635)	(1,016)	(111,449)	2,409,755
Net income	—	—	—	—	—	68,548	68,548
Stock-based compensation	148,040	1	7,574	—	—	—	7,575
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(54,784)	(2,257)	—	(2,257)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(2,182)	—	(78)	2,182	78	—	—
Purchase of treasury shares	—	—	—	(3,136,406)	(105,215)	—	(105,215)
Retirement of treasury shares	(2,822,259)	(28)	(94,085)	2,822,259	94,113	—	—
Issuance of treasury shares	—	—	(995)	24,604	995		—
Balance, June 30, 2019	63,520,462	$635	$2,433,974	(364,780)	$(13,302)	$(42,901)	$2,378,406

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the Wolfcamp zones. As of June 30, 2020, we owned an interest in approximately 3,900 gross productive wells.

The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2019 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2019 Form 10-K. Our results of operations and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards.

In March 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules, which can be found under new Rule 13-01 of Regulation S-X, narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those statements. The amended rules allow registrants, among other things, to disclose summarized financial information of the issuer and guarantors on a combined basis and to present only the most recently completed fiscal year and subsequent year-to-date interim period. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors. These disclosures may be provided outside the notes to the condensed consolidated financial statements. The rule is effective in the first quarter of 2021, with earlier adoption permitted. We early adopted the rule in the first quarter of 2020 and have provided these disclosures outside the notes to the condensed consolidated financial statements.

NOTE 3 - BUSINESS COMBINATION

In January 2020, we merged with SRC in a transaction valued at $1.7 billion, inclusive of SRC's net debt (the "SRC Acquisition"). Upon closing, we issued approximately 39 million shares of our common stock to SRC shareholders and holders of SRC equity awards, reflecting the issuance of 0.158 of a share of our common stock in exchange for each outstanding share of SRC common stock and the cancellation of outstanding SRC equity awards pursuant to the merger agreement that we entered into with SRC (the "Merger Agreement"). During the six months ended June 30, 2020, we recorded transaction costs related to the SRC Acquisition of $20.2 million. These expenses were accounted for separately from the assets and liabilities assumed and are included in general and administrative expense.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The details of the estimated purchase price and the preliminary allocation of the purchase price are as follows:

Six Months Ended June 30, 2020
(in thousands)
Consideration:
Cash	$40
Retirement of seller's credit facility	166,238
Total cash consideration	166,278
Common stock issued	1,009,015
Shares withheld in lieu of taxes	6,299
Total consideration	$1,181,592

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Current assets	$148,977
Properties and equipment, net - proved	1,607,175
Properties and equipment, net - unproved	109,615
Properties and equipment, net - other	16,242
Deferred tax asset	193,410
Other assets	9,489
Total assets acquired	2,084,908
Liabilities assumed:
Current liabilities	(254,465)
Senior notes	(555,500)
Asset retirement obligations	(40,383)
Other liabilities	(52,968)
Total liabilities assumed	(903,316)
Total identifiable net assets acquired	$1,181,592

This acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved crude oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, lease terms and expirations and a market-based weighted-average cost of capital rate of 10 percent. These inputs require significant judgments and estimates by management at the time of the valuation. As of the date of this report, we expect that the measurement period may extend into the fourth quarter of 2020.

Pro Forma Information. The results of operations for the SRC Acquisition since the closing date have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2020 and includes approximately $48.3 million and $151.8 million of total revenue, respectively, and $14.5 million and $1.4 million of loss from operations for the three and six months ended June 30, 2020, respectively. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the six months ended June 30, 2020 and for the three and six months ended June 30, 2019, assuming the acquisition had been completed as of January 1, 2019. The financial information for the three months ended June 30, 2020 is included in our condensed consolidated financial statements for the three and six months ended June 30, 2020 and therefore does not require a pro forma disclosure. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2020	2019
	(in thousands, except per share data)

Total revenue	$561,530	$832,786	$862,629
Net income (loss)	127,425	(667,575)	65,245

Earnings per share:
Basic	$1.21	$(6.69)	$0.62
Diluted	$1.21	$(6.69)	$0.62

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

Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue by Commodity and Operating Region	2020	2019	Percent Change	2020	2019	Percent Change
	(in thousands)
Crude oil
Wattenberg Field	$93,540	$203,548	(54.0)%	$300,189	$383,974	(21.8)%
Delaware Basin	22,231	70,620	(68.5)%	64,756	121,277	(46.6)%
Total	$115,771	$274,168	(57.8)%	$364,945	$505,251	(27.8)%
Natural gas
Wattenberg Field	$29,443	$30,129	(2.3)%	$69,520	$76,831	(9.5)%
Delaware Basin	1,605	910	76.4%	1,042	6,680	(84.4)%
Total	$31,048	$31,039	—%	$70,562	$83,511	(15.5)%
NGLs
Wattenberg Field	$22,762	$22,677	0.4%	$48,004	$50,399	(4.8)%
Delaware Basin	4,340	11,072	(60.8)%	10,725	20,894	(48.7)%
Total	$27,102	$33,749	(19.7)%	$58,729	$71,293	(17.6)%
Crude oil, natural gas and NGLs
Wattenberg Field	$145,745	$256,354	(43.1)%	$417,713	$511,204	(18.3)%
Delaware Basin	28,176	82,602	(65.9)%	76,523	148,851	(48.6)%
Total	$173,921	$338,956	(48.7)%	$494,236	$660,055	(25.1)%
Contract Assets.    Contract assets include material contributions in aid of construction, which are common in purchase and processing agreements with midstream service providers that are our customers. The intent of the payments is primarily to reimburse the customer for actual costs incurred related to the construction of its gathering and processing infrastructure. Contract assets are included in other assets. The contract assets will be amortized as a reduction to crude oil, natural gas and NGLs sales revenue during the periods in which the related production is transferred to the customer.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The following table presents the changes in carrying amounts of the contract assets associated with our crude oil, natural gas and NGLs sales revenue for the six months ended June 30, 2020:

Amount
(in thousands)

Beginning balance, January 1, 2020	$11,494
Additions	11,246
Amortized as a reduction to crude oil, natural gas and NGLs sales	(881)
Ending balance, June 30, 2020	$21,859

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

Our crude oil and natural gas fixed-price swaps are included in Level 2. Our collars are included in Level 3. Our basis swaps are included in Level 2 and Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	As of June 30, 2020			As of December 31, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Total assets	$202,183	$34,855	$237,038	$22,886	$8,938	$31,824
Total liabilities	(52,923)	(7,897)	(60,820)	(3,089)	(524)	(3,613)
Net asset	$149,260	$26,958	$176,218	$19,797	$8,414	$28,211

The following table presents a reconciliation of our Level 3 assets measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fair value of Level 3 instruments, net asset beginning of period	$67,240	$12,990	$8,414	$58,329
Changes in fair value included in condensed consolidated statement of operations line item:
Commodity price risk management gain (loss), net	(13,169)	10,597	54,361	(32,923)
Settlements included in condensed consolidated statement of operations line items:
Commodity price risk management gain (loss), net	(27,113)	(1,083)	(35,817)	(2,902)
Fair value of Level 3 instruments, net asset end of period	$26,958	$22,504	$26,958	$22,504

Net change in fair value of Level 3 unsettled derivatives included in condensed consolidated statement of operations line item:
Commodity price risk management gain (loss), net	$(13,675)	$6,200	$21,989	$(26,641)

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

	As of June 30, 2020		As of December 31, 2019
	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
	(in millions)
Senior notes:
2021 Convertible Notes	$183.0	91.5%	$188.6	94.3%
2024 Senior Notes	378.0	94.5%	409.2	102.3%
2025 Senior Notes	86.3	84.4%	—	—%
2026 Senior Notes	547.2	91.2%	599.4	99.9%

The carrying value of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Concentration of Risk

Derivative Counterparties. A portion of our liquidity relates to commodity derivative instruments that enable us to manage a portion of our exposure to price volatility from producing crude oil and natural gas. These arrangements expose us to credit risk of nonperformance by our counterparties. We primarily use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at June 30, 2020; however, this determination may change.

Cash and Cash Equivalents. We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk as substantially all of our deposits held in financial institutions were in excess of the FDIC insurance limits at June 30, 2020 and December 31, 2019. We maintain our cash and cash equivalents in the form of money market and checking accounts with financial institutions that we believe are creditworthy and are also lenders under our revolving credit facility.

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

We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. As of June 30, 2020, we had derivative instruments, which were comprised of collars, fixed-price swaps and basis protection swaps, in place for a portion of our anticipated 2020, 2021 and 2022 production. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

As of June 30, 2020, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted-average contract price is shown.

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBls Natural Gas - BBtu)	Weighted-Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu )	Weighted- Average Contract Price	Fair Value June 30, 2020 (1) (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2020	1,800	$55.00	$71.68	6,349	$58.90	$150,963
2021	—	—	—	9,180	46.90	60,169
2022	—	—	—	1,980	34.88	(11,705)
Total Crude Oil	1,800			17,509		$199,427

Natural Gas
NYMEX
2020	32,442	$2.02	$2.31	2,000	$2.30	$4,045
2021	30,000	2.28	2.61	31,800	2.40	(11,248)
Total Natural Gas	62,442			33,800		$(7,203)

Basis Protection - Natural Gas
CIG
2020	—	$—	$—	32,525	$(0.49)	$(8,341)
2021	—	—	—	65,700	(0.49)	(5,727)
Waha
2020	—	—	—	2,000	(1.40)	(1,938)
Total Basis Protection - Natural Gas	—			100,225		$(16,006)

Commodity Derivatives Fair Value						$176,218
_____________

(1)
Approximately 14.7 percent of the fair value of our commodity derivative assets and 13.0 percent of the fair value of our commodity derivative liabilities were measured using significant unobservable inputs (Level 3).

Subsequent to June 30, 2020, we entered into commodity derivative positions covering approximately 996 MBls of crude oil production at an average New York Mercantile Exchange ("NYMEX") contract price of $40.61 for 2021 and 8,700
BBtu of NYMEX natural gas production, at an average contract price of $2.73 for 2021.

We have not elected to designate any of our derivative instruments as cash flow hedges; therefore, these instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of our derivative instruments are recorded in the condensed consolidated statements of operations.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The following table presents the condensed consolidated balance sheet line item and fair value amounts of our derivative instruments as of June 30, 2020 and December 31, 2019:

			Fair Value
Derivative Instruments:		Condensed Consolidated Balance Sheet Line Item	June 30, 2020	December 31, 2019
			(in thousands)
Derivative assets:	Current
	Commodity derivative contracts	Fair value of derivatives	$222,289	$27,766
	Basis protection derivative contracts	Fair value of derivatives	30	312
			222,319	28,078
	Non-current
	Commodity derivative contracts	Fair value of derivatives	14,719	3,746
Total derivative assets			$237,038	$31,824

Derivative liabilities:	Current
	Commodity derivative contracts	Fair value of derivatives	$13,092	$529
	Basis protection derivative contracts	Fair value of derivatives	12,901	2,392
			25,993	2,921
	Non-current
	Commodity derivative contracts	Fair value of derivatives	31,692	692
	Basis protection derivative contracts	Fair value of derivatives	3,135	—
			34,827	692
Total derivative liabilities			$60,820	$3,613

The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statement of Operations Line Item	2020	2019	2020	2019
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$114,795	$(13,193)	$160,618	$(21,645)
Net change in fair value of unsettled derivatives	(235,581)	60,542	153,294	(121,080)
Total commodity price risk management gain (loss), net	$(120,786)	$47,349	$313,912	$(142,725)

Our financial derivative agreements contain master netting provisions that provide for the net settlement of contracts through a single payment in the event of early termination. We have elected not to offset the fair value positions recorded on our condensed consolidated balance sheets.

The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

As of June 30, 2020	Derivative Instruments, Gross	Effect of Master Netting Agreements	Derivative Instruments, Net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$237,038	$(46,969)	$190,069

Liability derivatives:
Derivative instruments, at fair value	$60,820	$(46,969)	$13,851

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

As of December 31, 2019	Derivative Instruments, Gross	Effect of Master Netting Agreements	Derivative Instruments, Net
	(in thousands)
Asset derivatives:
Derivative instruments, at fair value	$31,824	$(2,619)	$29,205

Liability derivatives:
Derivative instruments, at fair value	$3,613	$(2,619)	$994

NOTE 7 - PROPERTIES AND EQUIPMENT

The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization ("DD&A"):

	June 30, 2020	December 31, 2019
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$7,369,104	$6,241,780
Unproved	385,322	403,379
Total crude oil and natural gas properties	7,754,426	6,645,159
Equipment and other	64,898	41,888
Land and buildings	26,014	12,312
Construction in progress	492,497	408,428
Properties and equipment, at cost	8,337,835	7,107,787
Accumulated DD&A	(3,337,769)	(3,012,585)
Properties and equipment, net	$5,000,066	$4,095,202

Impairment Charges. During the three months ended March 31, 2020, we recorded impairment charges of $881.1 million. The impairment charges during the three months ended March 31, 2020 were due to a significant decline in crude oil prices, which was considered a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded impairment charges of $881.1 million to write-down our proved and unproved properties. Of these impairment charges, approximately $753.0 million was related to our Delaware Basin proved properties. These impairment charges represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and realized prices at which we reasonably expect the crude oil and natural gas will be sold. In addition to our proved property impairment, we also recognized approximately $127.3 million of impairment charges for our unproved properties in the Delaware Basin. These impairment charges were recognized based on a review of our current drilling plans, estimated future cash flows for probable well locations and expected future lease expirations, primarily in areas where we have no development plans. During the three months ended June 30, 2020, we did not have any material impairments.

We recorded impairment charges of $29.0 million and $36.9 million, respectively, in the three and six months ended June 30, 2019, of which $2.2 million and $10.1 million, respectively, were related to leaseholds and leasehold expirations within our non-focus areas of the Delaware Basin where we were no longer pursuing plans to develop the properties. During the three and six months ended June 30, 2019, we also recorded impairments of $26.8 million related to certain midstream facility infrastructure in the Delaware Basin. We determined the fair value of the properties based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold.

Midstream Asset Divestitures. During the second quarter of 2019, we completed the sales of our Delaware Basin produced water gathering and disposal, crude oil gathering and natural gas gathering assets (the "Midstream Asset Divestitures") for aggregate proceeds of $345.6 million. The proceeds were received upon closing, with the exception of

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

$82.0 million that we received in June 2020. Concurrent with the Midstream Asset Divestitures, we entered into agreements with the purchasers which provide us with certain gathering, processing, transportation and water disposal services. See footnote titled Other Accrued Expenses and Other Liabilities for further details regarding these agreements. Proceeds were allocated first to the assets sold based upon the fair values of the tangible assets sold, with the remainder of $179.6 million allocated to the acreage dedication agreements. We recorded an aggregate gain on the sale of $34.0 million based on the fair value of the tangible assets sold.

Suspended Well Costs. The following table presents the capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment, net on the condensed consolidated balance sheets:

	Six Months Ended June 30,	Year Ended December 31, 2019
	(in thousands, except for number of wells)

Beginning balance	$16,078	$12,188
Additions to capitalized exploratory well costs pending the determination of proved reserves	11,556	31,901
Reclassifications to proved properties	(20,431)	(28,011)
Ending balance	$7,203	$16,078

Number of wells pending determination at period-end	2	4

During six months ended June 30, 2020, two wells classified as exploratory at December 31, 2019 were reclassified as productive and no new wells drilled were classified as exploratory.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 8 - OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

Other Accrued Expenses. The following table presents the components of other accrued expenses as of:

	June 30, 2020	December 31, 2019
	(in thousands)

Employee benefits	$12,480	$21,611
Asset retirement obligations	30,350	32,200
Environmental expenses (1)	10,866	2,256
Operating and finance leases	9,602	5,926
Other	13,355	8,469
Other accrued expenses	$76,653	$70,462

(1) Amount includes $8.9 million of environmental liability assumed in the SRC Acquisition.

Other Liabilities. The following table presents the components of other liabilities as of:

	June 30, 2020	December 31, 2019
	(in thousands)

Production taxes	$29,585	$68,020
Deferred oil gathering credits	19,095	20,100
Deferred midstream gathering credits	173,006	175,897
Operating and finance leases	14,354	15,779
Other	2,655	3,337
Other liabilities	$238,695	$283,133

Deferred Oil Gathering Credits. In 2018, we entered into an agreement that dedicates crude oil from the majority of our Wattenberg Field acreage to the midstream provider's gathering lines and extends the term of the agreement through December 2029. The payment is being amortized over the life of the agreement. Amortization charges related to this deferred oil gathering credit totaling approximately $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million for the six months ended June 30, 2020 and 2019, respectively, are included as a reduction to transportation, gathering and processing expenses.

Deferred Midstream Gathering Credits. In the second quarter of 2019, concurrent with the sale of our Delaware Basin midstream assets, we entered into agreements with the purchasers that dedicated the gathering of certain of our production and all water gathering and disposal volumes in the Delaware Basin. The terms of these agreements range from 10 to 22 years. The credits are being amortized on a units-of-production basis. The amortization rates are assessed on an annual basis for changes in estimated future production. Amortization charges included in crude oil sales totaled approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2020, respectively. Amortization charges included as a reduction to transportation, gathering and processing expenses totaled approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively. Amortization charges included as a reduction to lease operating expenses and capital costs totaled approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Amortization charges related to the deferred midstream gathering credits were not material for the three and six months ended June 30, 2019.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 9 - LONG-TERM DEBT

Long-term debt consisted of the following as of:

	June 30, 2020	December 31, 2019
	(in thousands)
Senior Notes:
1.125% Convertible Notes due September 2021:
Principal amount	$200,000	$200,000
Unamortized discount	(10,589)	(14,763)
Unamortized debt issuance costs	(1,178)	(1,666)
Net of unamortized discount and debt issuance costs	188,233	183,571

6.125% Senior Notes due September 2024:
Principal amount	400,000	400,000
Unamortized debt issuance costs	(4,121)	(4,611)
Net of unamortized debt issuance costs	395,879	395,389

6.25% Senior Notes due December 2025:
Principal amount	102,324	—
Unamortized premium	956	—
Net of unamortized premium	103,280	—

5.75% Senior Notes due May 2026:
Principal amount	600,000	600,000
Unamortized debt issuance costs	(5,287)	(5,734)
Net of unamortized debt issuance costs	594,713	594,266

Total senior notes	1,282,105	1,173,226

Revolving Credit Facility:
Revolving credit facility due May 2023	653,000	4,000
Total long-term debt, net of unamortized discount and debt issuance costs	$1,935,105	$1,177,226

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
June 30, 2020
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

Our wholly-owned subsidiary, PDC Permian, Inc., is a guarantor of our obligations under the 2021 Convertible Notes, the 2024 Senior Notes, the 2025 Senior Notes and the 2026 Senior Notes (collectively, the "Notes"). As of June 30, 2020, we were in compliance with all covenants related to the Notes.

Revolving Credit Facility

In May 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Among other things, the Restated Credit Agreement provides for a maximum credit amount of $2.5 billion. The amount we may borrow under the Restated Credit Agreement is subject to certain limitations. As a result of closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under our revolving credit facility to $1.7 billion. On May 5, 2020, we entered into a Second Amendment to the Restated Credit Agreement (the “Second Amendment”) that amended our interest rate and certain other provisions in the Restated Credit Agreement. In connection with the Second Amendment and as part of our semi-annual redetermination of our borrowing base, the borrowing base under the Restated Credit Agreement was reduced to $1.7 billion, while the commitment amount was unchanged at $1.7 billion.

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

The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the London interbank market (“LIBOR”) for one month, plus a premium) or, at our election, a rate equal to LIBOR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of June 30, 2020, the applicable interest margin is one percent for the alternate base rate option or two percent for the LIBOR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the revolving credit facility expires in May 2023, unless the borrowing base falls below the outstanding balance.

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (a) maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

4.0:1.0. As of June 30, 2020, we were in compliance with all covenants related to the revolving credit facility.

As of June 30, 2020 and December 31, 2019, debt issuance costs related to our revolving credit facility were $10.1 million and $8.9 million, respectively, and are included in other assets. As of June 30, 2020, the weighted-average interest rate on the outstanding balance on our revolving credit facility, exclusive of fees on the unused commitment, was two percent.

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

The following table presents the components of lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2020	2019	2020	2019
	(in thousands)
Operating lease costs	$1,930	$1,384	$3,812	$2,731

Finance lease costs:
Amortization of ROU assets	$500	$497	$989	$987
Interest on lease liabilities	51	67	106	129
Total finance lease costs	$551	$564	$1,095	$1,116
Short-term lease costs	35,912	51,074	131,985	112,105
Total lease costs	$38,393	$53,022	$136,892	$115,952

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The following table presents the balance sheet classification and other information regarding our leases as of:

Leases	Condensed Consolidated Balance Sheet Line Item	June 30, 2020	December 31, 2019
		(in thousands)
Operating Leases:
Operating lease ROU assets	Other assets	$15,172	$14,926
Operating lease obligation - short-term	Other accrued expenses	$7,749	$4,159
Operating lease obligation - long-term	Other liabilities	11,947	12,944
Total operating lease liabilities		$19,696	$17,103
Finance Leases:
Finance lease ROU assets	Properties and equipment, net	$4,289	$4,637
Finance lease obligation - short-term	Other accrued expenses	$1,852	$1,767
Finance lease obligation - long-term	Other liabilities	2,407	2,835
Total finance lease liabilities		$4,259	$4,602
Weighted-average remaining lease term (years)
Operating leases		3.27	4.28
Finance leases		2.86	3.17
Weighted-average discount rate
Operating leases		5.0%	5.0%
Finance leases		5.0%	5.0%

Maturity of lease liabilities by year and in the aggregate, under operating and financing leases with terms of one year or more, as of June 30, 2020 consist of the following:

	Operating Leases	Finance Leases	Total
	(in thousands)
2020 (remaining after June 30, 2020)	$5,988	$1,159	$7,147
2021	6,027	1,621	7,648
2022	5,084	930	6,014
2023	1,559	680	2,239
2024	950	141	1,091
Thereafter	1,698	9	1,707
Total lease payments	21,306	4,540	25,846
Less interest and discount	(1,610)	(281)	(1,891)
Present value of lease liabilities	$19,696	$4,259	$23,955

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 11 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties:

Amount
(in thousands)

Balance at December 31, 2019	$127,251
Obligations incurred with development activities and other	7,308
Obligations incurred with acquisition	45,639
Accretion expense	4,978
Obligations discharged with asset retirements	(20,221)
Obligations discharged with divestitures	(85)
Balance at June 30, 2020	164,870
Current portion	(30,350)
Long-term portion	$134,520

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Firm Transportation and Processing Agreements. We enter into contracts that provide firm transportation and processing on pipeline systems through which we transport or sell crude oil and natural gas. Satisfaction of the volume requirements includes volumes produced by us, purchased from third parties and produced by other third-party working, royalty and overriding royalty interest owners whose volumes we market on their behalf. Our condensed consolidated statements of operations reflect our share of these firm transportation and processing costs. These contracts require us to pay these transportation and processing charges whether or not the required volumes are delivered. We may from time to time find ourselves unable to market our commodities at prices acceptable to us, or at all, which could cause us to be unable to meet these obligations. In such cases, we may be subject to penalties, fees, minimum margins or other payments.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The following table presents gross volume information related to our long-term firm transportation, sales and processing agreements for pipeline capacity and water delivery and disposal commitments:

	For the Twelve Months Ending June 30,
Area	2021	2022	2023	2024	2025 and Through Expiration	Total	Expiration Date

Natural gas (MMcf)
Wattenberg Field	63,922	63,923	63,922	64,098	102,988	358,853	August 31, 2026
Delaware Basin	29,326	13,045	9,125	9,125	70,775	131,396	March 31, 2031
Gas Marketing	7,117	6,874	1,147	—	—	15,138	August 31, 2022
Total	100,365	83,842	74,194	73,223	173,763	505,387

Crude oil (MBbls)
Wattenberg Field	16,332	16,006	14,415	9,882	21,384	78,019	August 31, 2026
Delaware Basin	8,398	8,030	8,030	4,048	—	28,506	December 31, 2023
Total	24,730	24,036	22,445	13,930	21,384	106,525

Water (MBbls)
Wattenberg Field	6,207	6,207	6,207	6,224	3,128	27,973	December 31, 2024

Dollar commitment (in thousands)	$138,697	$119,050	$105,066	$80,073	$150,543	$593,429

Wattenberg Field. We entered into two facilities expansion agreements with our primary midstream provider to expand and improve its natural gas gathering pipelines and processing facilities. The midstream provider completed and turned on line the first of the two 200 MMcfd cryogenic plants in August 2018 and the second plant was completed in August 2019. We are bound to the volume requirements in these agreements on the first day of the calendar month following the actual in-service date of the relevant plant. Both agreements require baseline volume commitments, consisting of our gross wellhead volume delivered in November 2016 to this midstream provider, and incremental wellhead volume commitments of 51.5 MMcfd and 33.5 MMcfd for the first and second agreements, respectively, for seven years. In addition, as a result of the SRC Acquisition, we are subject to substantially similar facilities expansion agreements with the same primary midstream provider of 46.4 MMcfd and 43.8 MMcfd, respectively. We may be required to pay shortfall fees for any volumes under the 97.9 MMcfd and 77.3 MMcfd incremental commitments. Any shortfall in these volume commitments may be offset by other producers’ volumes sold to the midstream provider that are greater than a certain total baseline volume. We are also required for the first three years of the contracts to guarantee a certain target profit margin to the midstream provider on these incremental volumes.

Delaware Basin. In May 2018, we entered into a firm sales agreement that is effective from June 2018 through December 2023 with an integrated marketing company for our crude oil production in the Delaware Basin. Contracted volumes are currently 24,000 barrels of crude oil per day and decrease over time to 22,000 barrels per day. This agreement is expected to provide price diversification through realization of export market pricing via a Corpus Christi terminal and exposure to Brent-weighted prices.

Crude Oil, Natural Gas and NGLs Sales. For the three months ended June 30, 2020 and 2019, amounts related to long-term transportation volumes in the table above were $6.6 million and $12.2 million, respectively, and were netted against our crude oil and natural gas sales. For the six months ended June 30, 2020 and 2019, amounts related to long-term transportation volumes in the table above were $13.0 million and $23.1 million, respectively, and were netted against our crude oil and natural gas sales.
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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

results cannot be known with certainty, we currently believe that the ultimate results of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Environmental. Due to the nature of the natural gas and oil industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of June 30, 2020 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses. The liability ultimately incurred with respect to a matter may exceed the related accrual.

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

In July 2020, a ruling by the U.S. Court of Appeals for the District of Columbia Circuit found that U.S. Environmental Protection Agency (“EPA”) established the northern boundary of the Denver Metro/Northern Front Range ozone non-attainment area based on erroneous criteria and ordered the EPA to reconsider that boundary, potentially including more land within the designated area. All of our Wattenberg Field operations and leaseholds are within the current non-attainment area. Accordingly, we do not currently expect the ruling to impact us, regardless of the results of the EPA’s reconsideration.

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

Since the consent decree took effect, and more recently was expanded to include the 2018 Compliance Order on Consent, we have timely implemented the various programs that meet its requirements. Over the course of this execution, we have identified certain immaterial deficiencies in our implementation of the programs. We report these immaterial deficiencies to the appropriate authorities and remediate them promptly. We do not believe that the penalties and expenditures associated with the consent decree, including any sanctions associated with these deficiencies, will have a material effect on our financial condition or results of operations, but they may exceed $100,000.

Further, we could be the subject of other enforcement actions by regulatory authorities in the future relating to our past, present or future operations.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 13 - COMMON STOCK

Stock-Based Compensation Plans

2018 Equity Incentive Plan. In May 2020, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance pursuant to our long-term equity compensation plan for employees and non-employee directors (the “2018 Plan”) from 1,800,000 to 7,050,000. The 2018 Plan was approved in May 2018 and expires in March 2028. Shares issued may be either authorized but unissued shares, treasury shares or any combination thereof. Additionally, the 2018 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or paid out in the form of cash. However, shares tendered or withheld to satisfy the exercise price of options or tax withholding obligations, and shares covering the portion of exercised stock-settled stock appreciation rights ("SARs") (regardless of the number of shares actually delivered), count against the share limit. Awards may be issued in the form of options, SARs, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other stock-based awards. Awards may vest over periods of continued service or upon the satisfaction of performance conditions set at the discretion of the Compensation Committee of the Board (the "Compensation Committee"), with a minimum one-year vesting period applicable to most awards. With regard to SARs and options, awards have a maximum exercisable period of ten years. As of June 30, 2020, there were 5,142,500 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, which was approved by stockholders in 2013 (as the same has been amended and restated from time to time, the "2010 Plan"), will remain outstanding and we may continue to use the 2010 Plan to grant awards. No awards may be granted under the 2010 Plan on or after June 5, 2023. As of June 30, 2020, there were 111,617 shares available for grant under the 2010 Plan.

2015 SRC Equity Incentive Plan. Pursuant to the closing of the SRC Acquisition, SRC granted 155,928 PSUs to certain SRC executives under the 2015 SRC Equity Incentive Plan (the “2015 SRC Plan”). These PSUs (the “SRC PSUs”) were granted prior to the consummation of the merger, were assumed and converted into PDC PSUs at a rate of 0.158 per share and remain subject to the same terms and conditions (including performance-vesting terms) that applied immediately prior to the closing of the SRC Acquisition. The PSUs will result in a payout between zero and 200 percent of the target PSUs awarded. As of June 30, 2020, there were no shares available for grant under the 2015 SRC Plan.

Stock-based Compensation. The impact of our stock-based compensation plans on our results of operations was $6.4 million and $12.0 million for the three and six months ended June 30, 2020, respectively, and $7.6 million and $12.3 million for the three and six months ended June 30, 2019, respectively.

Restricted Stock Units

Time-Based Awards. The fair value of the time-based RSUs is amortized ratably over the requisite service period, primarily three years. The time-based RSUs generally vest ratably on each anniversary following the grant date provided that a participant is continuously employed.

The following table presents the changes in non-vested time-based RSUs to all employees, including executive officers, for the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2019	795,926	$45.51
Granted	1,033,498	11.69
Vested	(394,007)	42.71
Forfeited	(140,403)	23.36
Non-vested at June 30, 2020	1,295,014	21.77

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/Six Months Ended June 30,
	2020	2019
	(in thousands, except per share data)

Total intrinsic value of time-based awards vested	$5,432	$10,424
Total intrinsic value of time-based awards non-vested	16,110	30,815
Market price per share as of June 30	12.44	36.06
Weighted-average grant date fair value per share	11.69	40.47

Total compensation cost related to non-vested time-based awards and not yet recognized in our condensed consolidated statements of operations as of June 30, 2020 was $21.8 million. This cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The Compensation Committee awarded a total of 289,494 market-based PSUs to our executive officers during the six months ended June 30, 2020. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return ("TSR"), which is essentially our stock price change, including any dividends over a three-year period ending on December 31, 2022, as compared to the TSR of a group of peer companies over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded. The weighted-average grant date fair value per PSU granted was computed using the Monte Carlo pricing model using the following assumptions:

	Six Months Ended June 30,
	2020	2019

Expected term of award (in years)	3	3
Risk-free interest rate	1.4%	2.5%
Expected volatility	46.6%	41.4%
Weighted-average grant date fair value per share	$33.52	$56.68

The expected term of the awards was based on the requisite service period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant and extrapolated to approximate the life of the award. The expected volatility was based on our historical volatility.

SRC Performance Stock Units. Terms of the SRC PSUs are substantially the same as PDC PSUs, except that the awards do not require continuous employment and the performance period associated with the awards of January 1, 2019 through December 31, 2021 predates the grant date. The fair value of the SRC PSU awards was determined on the grant date of January 13, 2020 using the Monte Carlo pricing model using the following assumptions:

Six Months Ended June 30,
2020

Expected term of awards (in years)	2
Risk-free interest rate	1.6%
Expected volatility	56.9%
Weighted-average grant date fair value per share	$33.35

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The expected term of the awards is based on the number of years from the grant date through the end of the performance period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant, extrapolated to approximate the life of the awards. The expected volatility was based on our historical volatility, as well as that of our peer group.

The following table presents the change in non-vested market-based awards, including SRC PSUs, during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested at December 31, 2019	221,142	$61.61
Granted	445,422	32.96
Forfeited	(11,014)	40.69
Non-vested at June 30, 2020	655,550	42.49

The following table presents the weighted-average grant date fair value per share and related information as of/for the periods presented:

	As of/Six Months Ended June 30,
	2020	2019
	(in thousands, except per share data)

Total intrinsic value of market-based awards non-vested	$8,155	$8,731
Market price per common share as of June 30,	12.44	36.06
Weighted-average grant date fair value per share	32.96	56.68

Total compensation cost related to non-vested market-based awards not yet recognized in our condensed consolidated statements of operations as of June 30, 2020 was $13.0 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Appreciation Rights

The SARs vest ratably over a three-year period and may generally be exercised at any point after vesting through ten years from the date of issuance. Pursuant to the terms of the awards, upon exercise, the executive officers will receive, in shares of common stock, the excess of the market price of the award on the date of exercise over the market price of the award on the date of issuance. The following table presents the change in SARs during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Outstanding at December 31, 2019	290,258	$46.64
Exercised	(7,807)	24.44
Expired	(71,776)	40.83
Outstanding at June 30, 2020	210,675	49.45

All outstanding SARs as of June 30, 2020 have vested and the related compensation cost has been fully recognized.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Board from time to time. Through June 30, 2020, no shares of preferred stock have been issued.

Stock Repurchase Program

In April 2019, the Board approved the acquisition of up to $200 million of our outstanding common stock, depending on market conditions (the "Stock Repurchase Program"). Effective upon the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. Repurchases under the Stock Repurchase Program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. During the six months ended June 30, 2020, we repurchased 1.3 million shares of our outstanding common stock at a cost of $23.8 million. The last repurchases occurred in early March 2020. Approximately $346.8 million of our outstanding common stock remains available for repurchase under the Stock Repurchase Program. We expect repurchases made pursuant to the Stock Repurchase Program to extend beyond December 31, 2021, given current market conditions.

NOTE 14 - INCOME TAXES

We compute our quarterly tax provision using the effective tax rate method by applying the anticipated annual effective rate to our year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

As previously noted, we recorded impairments totaling $881.1 million for the six months ending June 30, 2020. These impairments resulted in three years of cumulative historical pre-tax losses and a net deferred tax asset position. We also have net operating loss carryovers (“NOLs”) for federal income tax purposes of $500.0 million. These losses were a key consideration that led us to continue to provide a valuation allowance against our net deferred tax assets as of June 30, 2020 since we cannot conclude that it is more likely than not that our net deferred tax asset will be fully realized in future periods.

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

As noted in the footnote Business Combinations, the accounting for the SRC Acquisition is still in the measurement period. Additional purchase accounting adjustments recorded in the quarter ended June 30, 2020 resulted in an insignificant change to the preliminary purchase price allocated to the net deferred income tax assets from the SRC Acquisition. This also impacted the income tax provision effects from the valuation allowance recorded against our net deferred tax assets recorded in the quarter ended March 31, 2020. Additional adjustments during the measurement period for the SRC Acquisition may have an impact on the income tax provision in future periods, although such adjustments are not expected to be material. Other than business combination accounting adjustments during the measurement period, we will likely not have any additional income tax expense or benefit other than for state income taxes as long as we continue to conclude that it is appropriate to maintain a full valuation allowance against our net deferred tax assets.

The effective income tax rate for the three and six months ended June 30, 2020 was 1.9 percent and 0.5 percent benefit on loss, respectively, compared to a 24.8 percent provision on income for the three months ended June 30, 2019 and a 22.3 percent benefit on loss for the six months ended June 30, 2019.

As of June 30, 2020, there is no liability for unrecognized income tax benefits. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. The IRS has accepted our 2018 federal income tax return with no tax adjustments. We continue to voluntarily

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

participate in the IRS CAP Program for the review of our 2019 and 2020 tax year. Participation in the IRS CAP Program has enabled us to have minimal uncertain tax benefits associated with our federal tax return filings.

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

The following table presents our weighted-average basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Weighted-average common shares outstanding - basic	99,566	65,815	96,821	65,998
Dilutive effect of:
RSUs and PSUs	—	85	—	—
Other equity-based awards	—	26	—	—
Weighted-average common shares and equivalents outstanding - diluted	99,566	65,926	96,821	65,998

We reported a net loss for the three and six months ended June 30, 2020 and the six months ended June 30, 2019. As a result, our basic and diluted weighted-average common shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	1,914	770	1,600	1,048
Other equity-based awards	244	208	236	302
Total anti-dilutive common share equivalents	2,158	978	1,836	1,350

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$39,168	$29,034
Income taxes	(204)	200

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$(7,223)	$41,273
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	44,082	(1,139)
Issuance of common stock for the acquisition of crude oil and natural gas properties, net	1,009,015	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,421	$2,914
Operating cash flows from finance leases	109	127

ROU assets obtained in exchange for lease obligations:
Operating leases	$4,217	$1,428
Finance leases	703	1,593

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, we identified an immaterial error in our condensed consolidated statement of cash flows related to cash paid for capital expenditures for development of crude oil and natural gas properties for the period ended June 30, 2019. Our balance sheet and statement of operations for the relevant period were not impacted. We evaluated the error under the guidance of Accounting Standards Codification 250, Accounting Changes and Error Corrections ("ASC 250"). Based on the guidance in ASC 250, we determined that the error did not have a material impact on our previously-issued financial statements or those of the period of correction.

The error resulted in an overstatement of cash flows from operations of $24.8 million and an overstatement of cash used in investing activities of $24.8 million in each period as follows:

Six Months Ended
June 30, 2019
(dollars in thousands)
Cash flows from operating activities, as reported	$442,236
Adjustment	(24,753)
Cash flows from operating activities, as adjusted	$417,483

Cash flows from investing activities, as reported	$(348,805)
Adjustment	24,753
Cash flows from investing activities, as adjusted	$(324,052)

PDC ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

EXECUTIVE SUMMARY

June 30, 2020 Financial Overview of Operations and Liquidity

We have been adversely affected by the ongoing global COVID-19 pandemic, including its effects on commodity demand and pricing, downstream capacity, employee health and safety, business continuity and regulatory matters. We expect those impacts to continue in the near-term and we may experience additional impacts in the future. See Item 1A. Risk Factors for additional information regarding the potential impacts of the COVID-19 pandemic.

Production volumes increased to 17.2 MMboe and 34.1 MMboe for the three and six months ended June 30, 2020, respectively, representing increases of 39 percent and 44 percent as compared to the three and six months ended June 30, 2019, respectively. The majority of the increase can be attributed to producing properties received in the SRC Acquisition. Total liquids production of crude oil and NGLs comprised 61 percent and 60 percent of production during the three and six months ended June 30, 2020, respectively. For the month ended June 30, 2020, we maintained an average daily production rate of approximately 197,000 Boe per day, up from approximately 138,000 Boe per day for the month ended June 30, 2019.

On a sequential quarterly basis, total production for the three months ended June 30, 2020 as compared to the three months ended March 31, 2020 increased two percent.

Crude oil, natural gas and NGLs sales revenue decreased to $173.9 million and $494.2 million for the three and six months ended June 30, 2020, respectively, compared to $339.0 million and $660.1 million for the three and six months ended June 30, 2019, respectively. The decreases were primarily due to the 63 percent and 48 percent decreases in weighted-average realized commodity prices, partially offset by the 39 percent and 43 percent increases in production as compared to the prior periods.

We had positive net settlements from our commodity derivative contracts of $114.8 million and $160.6 million for the three and six months ended June 30, 2020, respectively, as compared to negative net settlements of $13.2 million and $21.6 million for the three and six months ended June 30, 2019, respectively.

The combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments decreased 11 percent to $288.7 million for the three months ended June 30, 2020 from $325.8 million for the three months ended June 30, 2019 and increased three percent to $654.8 million for the six months ended June 30, 2020 from $638.4 million for the six months ended June 30, 2019.

    For the three months ended June 30, 2020, we generated a net loss of $221.8 million, or $2.23 per diluted share, compared to net income of $68.5 million, or $1.04 per diluted share, for the comparable period in 2019. Our net loss for the three months ended June 30, 2020 as compared to the net income for the three months ended June 30, 2019 was primarily due to the decrease in crude oil, natural gas and NGLs sales and the commodity price risk management loss. For the six months ended June 30, 2020, we generated a net loss of $686.8 million, or $7.09 per diluted share, compared to a net loss of $51.6 million, or $0.78 per diluted share, for the comparable period in 2019. Our net loss for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was most significantly impacted by the increase in impairment of properties and equipment and the decrease in crude oil, natural gas and NGLs sales, partially offset by the commodity price risk management gain.

During the three and six months ended June 30, 2020, our adjusted EBITDAX, a non-U.S. GAAP financial measure, was $198.5 million and $426.4 million, respectively, compared to $222.9 million and $431.8 million for the comparable periods in 2019. The decreases for the three and six months ended June 30, 2020 were primarily due to the decreases in crude oil, natural gas and NGLs sales of $165.0 million and $165.8 million, respectively. These changes were partially offset by the increases in the gain on commodity derivative settlements of $128.0 million and $182.2 million, respectively.

Our cash flows from operations were $369.3 million and $417.5 million and our adjusted cash flows from operations, a non-U.S. GAAP financial measure, were $391.5 million and $399.5 million for the six months ended June 30, 2020 and

PDC ENERGY, INC.

June 30, 2019, respectively. Free cash flow, a non-U.S. GAAP financial measure, was $10.8 million for the six months ended June 30, 2020 and free cash flow deficit was $159.8 million for the six months ended June 30, 2019. Free cash flow for the six months ended June 30, 2020 includes approximately $20.2 million of transaction costs incurred related to the SRC Acquisition.

See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

SRC Acquisition

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

Liquidity

Available liquidity as of June 30, 2020 was $1.0 billion, which was comprised of $1.2 million of cash and cash equivalents and $1.0 billion available for borrowing under our revolving credit facility. The $82.0 million of proceeds from the Midstream Asset Divestiture was received in June 2020 and used to repay amounts outstanding under our revolving credit facility.

Pursuant to closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under the facility to $1.7 billion. On May 5, 2020, we entered into the Second Amendment, and, in connection with the Second Amendment and as part of our semi-annual redetermination of our borrowing base, the borrowing base under the revolving credit facility was reduced to $1.7 billion, while the commitment amount was unchanged at $1.7 billion.

Drilling and Completion Overview

The following tables summarize our drilling and completion activity for the six months ended June 30, 2020:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2019	145	134.3	30	29.1	175	163.4
Wells spud	69	61.5	2	2.0	71	63.5
Wells acquired in-process (1)	88	80.5	—	—	88	80.5
Wells turned-in-line	(99)	(94.5)	(13)	(13.0)	(112)	(107.5)
In-process as of June 30, 2020	203	181.8	19	18.1	222	199.9

(1)	Represents in-process wells and wells being completed that we received as part of the SRC Acquisition.

	Non-Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2019	41	5.3	—	—	41	5.3
Wells spud	65	6.1	—	—	65	6.1
Wells acquired in-process (now operated by PDC) (1)	(15)	(1.1)	—	—	(15)	(1.1)
Wells turned-in-line	(27)	(1.2)	—	—	(27)	(1.2)
In-process as of June 30, 2020	64	9.1	—	—	64	9.1

(1)	Represents in-process wells and wells being completed that we received as part of the SRC Acquisition.

Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within a year of drilling.

PDC ENERGY, INC.

2020 Operational and Financial Outlook

In February 2020, the Board approved our initial 2020 development plan. This plan was based upon our February 2020 internal outlook for crude oil and natural gas prices, favorable debt metrics and the strength of our balance sheet, including our hedge position for 2020. Since that time, future commodity prices, and future crude oil prices in particular, have significantly declined. As a result, in April 2020, we finalized a comprehensive revision to our 2020 development plan, which includes estimated service cost savings and further reductions to planned drilling and completion activity.

Our revised 2020 capital investments in crude oil and natural gas properties are expected to range between $500 million and $550 million. The revised 2020 development plan is based upon our current outlook for the remainder of the year and is subject to further revision due to the significant volatility in market conditions and historically high levels of uncertainty affecting the oil and gas exploration sector. We will further revise our development plans as necessary to react to market conditions in the best interest of our shareholders, while prioritizing our financial strength and liquidity.

We currently anticipate that our total production for 2020 will range between 175,000 Boe to 185,000 Boe per day, approximately 64,000 Bbls to 68,000 Bbls of which are expected to be crude oil. This decrease as compared to our initial 2020 development plan is reflective of, among other things, a curtailment of our second quarter production volumes, in response to takeaway capacity or market limitations, decreases in NYMEX pricing and significantly widened differentials, largely due to the global COVID-19 pandemic.

We believe that we maintain a degree of operational flexibility to control the pace of our capital spending and may further revise our 2020 capital investment program during the year. As we execute our capital investment program, we will continue to monitor potential further deterioration of commodity prices and our internal long-term outlook for commodity prices throughout 2020, as well as expected rates of return, the political environment, requirements to hold acreage, the cost of services for drilling and well completion activities, drilling results, changes in our borrowing capacity, cash flows, requirements to maintain continuous activity on leaseholds or acquisition and/or divestiture opportunities and our remaining inventory in order to best meet our short- and long-term corporate strategy.

Wattenberg Field. We ran three drilling rigs in the Wattenberg Field through the middle of April 2020, when we dropped to a two-rig pace. We released a second rig at the end of May 2020, and expect to remain at a one-rig pace during the remainder of the year. We also released our last completion crew in the Wattenberg Field in early May 2020 and currently expect that we will resume completions late in the third quarter of 2020. We are drilling in the horizontal Niobrara and Codell plays in the rural areas of the core Wattenberg Field, which is further delineated between the Kersey, Prairie, Plains and Summit development areas. Our 2020 capital investment program for the Wattenberg Field is approximately 85 percent of our expected total capital investments in crude oil and natural gas properties, of which approximately 80 percent is expected to be invested in operated drilling and completion activity. The majority of the wells we plan to drill in 2020 in the Wattenberg Field are mid-reach lateral (“MRL”) and extended-reach lateral (“XRL”) wells. In 2020, we anticipate spudding approximately 90 to 110 operated wells and turning-in-line approximately 115 to 130 operated wells. We expect an average development cost per well of between $2.5 million and $4.0 million, depending upon the lateral length of the well. The remainder of the Wattenberg Field capital investment program is expected to be used for land, capital workovers, facilities projects and non-operated drilling.

Delaware Basin. In the Delaware Basin, we ran one drilling rig through early May 2020 and we released our only active completion crew in March 2020. We do not currently expect that we will perform further drilling or completion activity in the Delaware Basin in 2020. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2020 are expected to be approximately 15 percent of our total capital investments in crude oil and natural gas properties, of which approximately 90 percent is expected to be invested in operated drilling and completion activity. In 2020, we have spud ten operated wells (eight of which were started as part of a batch drilling process prior to the end of 2019) and expect to turn-in-line 13 operated wells. The wells we drilled in 2020 in the Delaware Basin are MRL and XRL wells.

Financial Guidance. We are committed to our disciplined approach to managing our development plans. Based on our updated production forecast for 2020 and assumed average NYMEX prices of $35.00 per Bbl of crude oil and $2.00 per Mcf of natural gas and an assumed average composite price of $9.00 per Bbl for NGLs for the second half of the year, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by more than $300 million.

PDC ENERGY, INC.

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

The following table sets forth our current financial guidance for the year ended December 31, 2020 for certain expenses:

	Low	High
Operating Expenses
Lease operating expenses (in millions)	$170	$180
Transportation, gathering and processing expenses ("TGP") ($/Boe)	$1.00	$1.15
Production taxes (% of crude oil, natural gas and NGLs sales)	6%	7%

Based on the general and administrative expense cost saving initiatives outlined above and excluding transaction costs incurred related to the SRC Acquisition of approximately $20 million, we expect our general and administrative expense to be in the range of $135 million to $140 million for 2020.

Ballot Initiative Update

Certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced various alternatives for ballot initiatives which would result in significantly limiting or preventing oil and natural gas development in the state. Proponents of such initiatives began the process of attempting to qualify six initiatives to appear on the ballot in November 2020, but ultimately announced they will not be able to collect a sufficient number of signatures to qualify for the ballot.

In late July 2020, Governor Polis authored an op-ed stating that both industry and mainstream environmental groups have communicated a willingness to stand down on ballot initiatives in 2020, and to work together to prevent initiatives in 2022, while the regulatory process associated with 2019’s Senate Bill 19-181 is in progress. As part of that agreement, Governor Polis stated that he would “actively oppose” ballot initiatives around the oil and gas industry and acknowledged the importance of regulatory certainty.

Because approximately 81 percent of our proved reserves are located in Colorado, the risks we face with respect to possible future setback or other ballot proposals are greater than those of our competitors with more geographically diverse operations. We cannot predict the outcome of possible future regulatory developments.

PDC ENERGY, INC.

Results of Operations

Summary Operating Results

The following table presents selected information regarding our operating results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(dollars in millions, except per unit data)
Production
Crude oil (MBbls)	6,215	4,899	26.9%	12,103	9,425	28.4%
Natural gas (MMcf)	40,708	28,992	40.4%	82,055	54,643	50.2%
NGLs (MBbls)	4,249	2,693	57.8%	8,314	5,108	62.8%
Crude oil equivalent (MBoe)	17,248	12,425	38.8%	34,093	23,640	44.2%
Average Boe per day (Boe)	189,538	136,539	38.8%	187,324	130,608	43.4%
Crude Oil, Natural Gas and NGLs Sales
Crude oil	$115.8	$274.2	(57.8)%	$364.9	$505.3	(27.8)%
Natural gas	31.0	31.0	—%	70.6	83.5	(15.4)%
NGLs	27.1	33.8	(19.8)%	58.7	71.3	(17.7)%
Total crude oil, natural gas and NGLs sales	$173.9	$339.0	(48.7)%	$494.2	$660.1	(25.1)%

Net Settlements on Commodity Derivatives
Crude oil	$115.0	$(14.7)	*	$161.9	$(17.6)	*
Natural gas	(0.2)	1.5	*	(1.3)	(4.0)	(67.5)%
Total net settlements on derivatives	$114.8	$(13.2)	*	$160.6	$(21.6)	*

Average Sales Price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$18.63	$55.96	(66.7)%	$30.15	$53.61	(43.8)%
Natural gas (per Mcf)	0.76	1.07	(29.0)%	0.86	1.53	(43.8)%
NGLs (per Bbl)	6.38	12.53	(49.1)%	7.06	13.96	(49.4)%
Crude oil equivalent (per Boe)	10.08	27.28	(63.0)%	14.50	27.92	(48.1)%

Average Costs and Expenses (per Boe)
Lease operating expenses	$2.08	$2.76	(24.6)%	$2.50	$2.94	(15.0)%
Production taxes	0.45	1.82	(75.3)%	0.77	1.90	(59.5)%
Transportation, gathering and processing expenses	0.98	0.99	(1.0)%	0.89	1.00	(11.0)%
General and administrative expense	2.05	3.45	(40.6)%	2.86	3.49	(18.1)%
Depreciation, depletion and amortization	8.67	13.56	(36.1)%	9.55	13.53	(29.4)%

Lease Operating Expenses by Operating Region (per Boe)
Wattenberg Field	$1.88	$2.46	(23.6)%	$2.31	$2.55	(9.4)%
Delaware Basin	3.19	3.76	(15.2)%	3.53	4.37	(19.2)%

*	Percent change is not meaningful.

PDC ENERGY, INC.

Crude Oil, Natural Gas and NGLs Sales

Crude oil, natural gas and NGLs sales revenue for the three and six months ended June 30, 2020 decreased compared to the three and six months ended June 30, 2019 due to the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Change in:
Production	$105.7	$230.2
Average crude oil price	(232.0)	(283.9)
Average natural gas price	(12.6)	(54.8)
Average NGLs price	(26.1)	(57.3)
Total change in crude oil, natural gas and NGLs sales revenue	$(165.0)	$(165.8)

Crude Oil, Natural Gas and NGLs Production

The following table presents crude oil, natural gas and NGLs production.

	Three Months Ended June 30,			Six Months Ended June 30,
Production by Operating Region	2020	2019	Percent Change	2020	2019	Percent Change
Crude oil (MBbls)
Wattenberg Field	5,170	3,681	40.5%	10,095	7,253	39.2%
Delaware Basin	1,045	1,218	(14.2)%	2,008	2,172	(7.6)%
Total	6,215	4,899	26.9%	12,103	9,425	28.4%
Natural gas (MMcf)
Wattenberg Field	34,779	23,233	49.7%	69,836	44,193	58.0%
Delaware Basin	5,929	5,759	3.0%	12,219	10,450	16.9%
Total	40,708	28,992	40.4%	82,055	54,643	50.2%
NGLs (MBbls)
Wattenberg Field	3,685	2,007	83.6%	7,031	3,908	79.9%
Delaware Basin	564	686	(17.8)%	1,283	1,200	6.9%
Total	4,249	2,693	57.8%	8,314	5,108	62.8%
Crude oil equivalent (MBoe)
Wattenberg Field	14,651	9,561	53.2%	28,766	18,526	55.3%
Delaware Basin	2,597	2,864	(9.3)%	5,327	5,114	4.2%
Total	17,248	12,425	38.8%	34,093	23,640	44.2%
Average crude oil equivalent per day (Boe)
Wattenberg Field	161,000	105,066	53.2%	158,055	102,354	54.4%
Delaware Basin	28,538	31,473	(9.3)%	29,269	28,254	3.6%
Total	189,538	136,539	38.8%	187,324	130,608	43.4%

Amounts may not recalculate due to rounding.

PDC ENERGY, INC.

The following table presents our crude oil, natural gas and NGLs production ratio by operating region:

Three Months Ended June 30, 2020

	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	35%	40%	25%	100%
Delaware Basin	40%	38%	22%	100%

Three Months Ended June 30, 2019

	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	39%	40%	21%	100%
Delaware Basin	42%	34%	24%	100%

Six Months Ended June 30, 2020

	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	35%	41%	24%	100%
Delaware Basin	38%	38%	24%	100%

Six Months Ended June 30, 2019

	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	39%	40%	21%	100%
Delaware Basin	43%	34%	23%	100%

Midstream Capacity
            Our ability to market our production depends substantially on the availability, proximity and capacity of in-field gathering systems, compression and processing facilities, as well as transportation pipelines out of the basin, all of which are owned and operated by third parties. If adequate midstream facilities and services are not available to use on a timely basis and at acceptable costs, our production and results of operations could be adversely affected. In response to the substantial development drilling in our current areas of operation in recent years, third-party midstream providers have significantly expanded their midstream facilities and services. These third-party midstream facility expansions, in conjunction with the relative slowdown in producer activity, have provided for improved and more stabilized line pressures which are providing a production environment that is more favorable for producers, both currently and for the near term given anticipated producer activity levels.

The ultimate timing and availability of adequate infrastructure remains out of our control. Weather, regulatory developments and other factors also affect the adequacy of midstream infrastructure. Like other producers, from time to time, we enter into volume commitments with midstream providers in order to incentivize them to provide increased capacity to sufficiently meet our projected volume growth from our areas of operation. If our production falls below the level required under these agreements, we could be subject to transportation charges or aid of construction payments for commitment shortfalls.

               Wattenberg Field. Beginning in the mid-fourth quarter of 2019 and continuing through the first half of 2020, the combination of DCP Midstream, LP's ("DCP") continued system expansions and the availability of both residue gas and NGL takeaway out of the basin allowed DCP to more meaningfully reduce line pressures in all of our operated areas of the Wattenberg Field. DCP was able to fully utilize its most recent processing and bypass infrastructure expansions during the first half of 2020. In addition, by year-end 2020, DCP is forecasted to complete another processing expansion of up to an incremental 225 MMcfd. Given current and forecasted activity levels in the basin, we anticipate that this expansion will provide ample processing capacity.

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

As midstream infrastructure development continues, we anticipate having the ability to move additional volumes on DCP’s system in 2020 and beyond. The successful and timely completion of these development projects is dependent on

PDC ENERGY, INC.

continued capital investment by DCP and other third-party midstream providers, which could be impacted by current market conditions.

Beginning in the second quarter of 2020, COVID-19 led to government restrictions on movement and economic activity, triggering a dramatic reduction in crude oil demand. This negatively impacted crude oil netback pricing realizations, which resulted in production curtailments during the quarter. However, we anticipate that the third and fourth quarters of 2020 are likely to see improved crude oil demand and lower storage inventories, which may improve our netback pricing realizations.

       Delaware Basin. Our production from the Delaware Basin was not materially affected by midstream or downstream capacity constraints during the six months ended June 30, 2020. Similar to the Wattenberg Field, our crude oil netback pricing realizations were most negatively impacted by the demand reduction from COVID-19.

Pipeline utilization in the Permian Basin has fallen from the constrained levels experienced during the first quarter of 2020. The COVID-19-induced downturn also forced widespread curtailments in natural gas production, which lowered pipeline utilization and eventually improved pricing differentials in the basin during the second quarter. The completion of Kinder Morgan’s Permian Highway Pipeline anticipated in the first quarter of 2021 is expected to provide additional takeaway capacity out of the Permian Basin.

PDC ENERGY, INC.

Crude Oil, Natural Gas and NGLs Pricing

Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially. Our realized sales prices for crude oil, natural gas and NGLs decreased 63 percent and 48 percent during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The NYMEX average daily crude oil prices decreased 53 percent and 35 percent for the three and six months ended June 30, 2020, respectively, as compared to the same period in 2019. The NYMEX average first-of-the-month natural gas price decreased 35 percent and 37 percent for the three and six months ended June 30, 2020, respectively, as compared to the same period in 2019. Our internal long-term outlook for commodity prices anticipates improvements beginning in the fourth quarter of 2020.

The following tables present weighted-average sales prices of crude oil, natural gas and NGLs for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
Weighted-Average Realized Sales Price by Operating Region			Percent Change			Percent Change
(excluding net settlements on derivatives)	2020	2019		2020	2019
Crude oil (per Bbl)
Wattenberg Field	$18.09	$55.30	(67.3)%	$29.73	$52.94	(43.8)%
Delaware Basin	21.28	57.97	(63.3)%	32.25	55.83	(42.2)%
Weighted-average price	18.63	55.96	(66.7)%	30.15	53.61	(43.8)%
Natural gas (per Mcf)
Wattenberg Field	$0.85	$1.30	(34.6)%	$1.00	$1.74	(42.5)%
Delaware Basin	0.27	0.16	68.8%	0.09	0.64	(85.9)%
Weighted-average price	0.76	1.07	(29.0)%	0.86	1.53	(43.8)%
NGLs (per Bbl)
Wattenberg Field	$6.18	$11.30	(45.3)%	$6.83	$12.90	(47.1)%
Delaware Basin	7.70	16.14	(52.3)%	8.36	17.41	(52.0)%
Weighted-average price	6.38	12.53	(49.1)%	7.06	13.96	(49.4)%
Crude oil equivalent (per Boe)
Wattenberg Field	$9.95	$26.81	(62.9)%	$14.52	$27.59	(47.4)%
Delaware Basin	10.85	28.84	(62.4)%	14.36	29.11	(50.7)%
Weighted-average price	10.08	27.28	(63.0)%	14.50	27.92	(48.1)%

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

Three Months Ended June 30, 2020	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$27.85	$18.63	67%	$1.87	$16.76	60%
Natural gas (per MMBtu)	1.72	0.76	44%	0.12	0.64	37%
NGLs (per Bbl)	27.85	6.38	23%	—	6.38	23%
Crude oil equivalent (per Boe)	20.94	10.08	48%	0.96	9.12	44%

Three Months Ended June 30, 2019	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$59.81	$55.96	94%	$1.20	$54.76	92%
Natural gas (per MMBtu)	2.64	1.07	41%	0.19	0.88	33%
NGLs (per Bbl)	59.81	12.53	21%	0.18	12.35	21%
Crude oil equivalent (per Boe)	42.78	27.28	64%	0.96	26.32	62%

PDC ENERGY, INC.

Six Months Ended June 30, 2020	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$37.01	$30.15	81%	$1.67	$28.48	77%
Natural gas (per MMBtu)	1.83	0.86	47%	0.12	0.74	40%
NGLs (per Bbl)	37.01	7.06	19%	—	7.06	19%
Crude oil equivalent (per Boe)	26.58	14.50	55%	0.87	13.63	51%

Six Months Ended June 30, 2019	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expenses	Average Realization Percentage Before Transportation, Gathering and Processing Expenses	Average Transportation, Gathering and Processing Expenses	Average Realized Price After Transportation, Gathering and Processing Expenses	Average Realization Percentage After Transportation, Gathering and Processing Expenses
Crude oil (per Bbl)	$57.36	$53.61	93%	$1.21	$52.40	91%
Natural gas (per MMBtu)	2.89	1.53	53%	0.19	1.34	46%
NGLs (per Bbl)	57.36	13.96	24%	0.21	13.75	24%
Crude oil equivalent (per Boe)	41.93	27.92	67%	0.97	26.95	64%
Our average realization percentages for crude oil decreased materially for the three and six months ended June 30, 2020 as compared to the same periods in 2019, primarily due to the global deterioration of commodity prices during the first half of 2020. We currently expect improved crude oil realizations for the second half of 2020, assuming improvement in global demand for crude oil.

Commodity Price Risk Management

We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price swaps and basis protection swaps on a portion of our estimated crude oil and natural gas production. For our commodity swaps, we ultimately realize the fixed price value related to the swaps. See the footnote titled Commodity Derivative Financial Instruments to our accompanying condensed consolidated financial statements included elsewhere in this report for a summary of our derivative positions as of June 30, 2020.

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

PDC ENERGY, INC.

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price swaps	$115.0	$(14.7)	$162.0	$(17.5)
Natural gas collars and fixed price swaps	3.3	2.1	3.6	0.5
Natural gas basis protection swaps	(3.5)	(0.6)	(5.0)	(4.6)
Total net settlements of commodity derivative instruments	114.8	(13.2)	160.6	(21.6)
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	(125.9)	15.4	(2.4)	(39.7)
Crude oil collars and fixed price swaps	(95.8)	38.3	177.1	(85.6)
Natural gas collars and fixed price swaps	(3.0)	7.2	(7.0)	6.7
Natural gas basis protection swaps	(10.9)	(0.4)	(14.4)	(2.5)
Net change in fair value of unsettled commodity derivative instruments	(235.6)	60.5	153.3	(121.1)
Total commodity price risk management gain (loss), net	$(120.8)	$47.3	$313.9	$(142.7)

Lease Operating Expenses

Lease operating expenses increased four percent to $35.8 million in the three months ended June 30, 2020 compared to $34.3 million in the three months ended June 30, 2019. The increase was primarily related to $2.6 million for produced water disposal. Lease operating expense per Boe decreased 25 percent to $2.08 for the three months ended June 30, 2020 from $2.76 for the three months ended June 30, 2019, primarily due to a 39 percent increase in production volumes.

Lease operating expenses increased 23 percent to $85.3 million in the six months ended June 30, 2020 compared to $69.5 million in the six months ended June 30, 2019. Significant changes in lease operating expenses included increases of $6.5 million for produced water disposal, $5.7 million in additional compressor and equipment rentals and $2.4 million for non-operated well expenses. The increases were partially offset by a $3.1 million decrease related to midstream expenses resulting from the sale of Delaware Basin midstream assets during the second quarter of 2019. Lease operating expense per Boe decreased by 15 percent to $2.50 for the six months ended June 30, 2020 from $2.94 for the six months ended June 30, 2019, primarily due to a 44 percent increase in production volumes.

Production Taxes

Production taxes are comprised mainly of severance tax and ad valorem tax, and are directly related to crude oil, natural gas and NGLs sales and are generally assessed as a percentage of net revenues. From time to time, there are adjustments to the statutory rates for these taxes based upon certain credits that are determined based upon activity levels and relative commodity prices from year-to-year.

Production taxes decreased 65 percent to $7.8 million in the three months ended June 30, 2020 compared to $22.6 million in the three months ended June 30, 2019, primarily due to reductions in revenues, effective severance tax rates and lower reserve appraisal values in the Delaware Basin during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Production taxes per Boe decreased 75 percent to $0.45 for the three months ended June 30, 2020 compared to $1.82 for the three months ended June 30, 2019.

Production taxes decreased 41 percent to $26.3 million in the six months ended June 30, 2020 compared to $44.8 million in the six months ended June 30, 2019, primarily due to reductions in revenues, effective severance tax rates and lower reserve appraisal values in the Delaware Basin during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Production taxes per Boe decreased 59 percent to $0.77 for the six months ended June 30, 2020 compared to $1.90 for the six months ended June 30, 2019.

PDC ENERGY, INC.

Transportation, Gathering and Processing Expenses

Transportation, gathering and processing expenses increased 39 percent to $16.9 million in the three months ended June 30, 2020 compared to $12.2 million in the three months ended June 30, 2019 and increased 29 percent to $30.4 million in the six months ended June 30, 2020 compared to $23.6 million in the six months ended June 30, 2019. Transportation, gathering and processing expenses are primarily impacted by the volumes delivered through pipelines and for natural gas gathering and transportation operations. Transportation, gathering and processing expenses per Boe decreased one percent to $0.98 for the three months ended June 30, 2020 compared to $0.99 for the three months ended June 30, 2019 and decreased 11 percent to $0.89 for the six months ended June 30, 2020 compared to $1.00 for the six months ended June 30, 2019.

Impairment of Properties and Equipment

The following table sets forth the major components of our impairment of properties and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)

Impairment of proved and unproved properties	$—	$2.2	$881.1	$10.1
Impairment of infrastructure and other	—	26.8	—	26.8
Impairment of properties and equipment	$—	$29.0	$881.1	$36.9

During the three months ended March 31, 2020, we recorded impairment charges of $881.1 million. The impairment charges during the three months ended March 31, 2020 were due to a significant decline in crude oil prices, which was considered a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded impairment charges of $881.1 million to write-down our proved and unproved properties. Of these impairment charges, approximately $753.0 million was related to our Delaware Basin proved properties. These impairment charges represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. In addition to our proved property impairment, we also recognized approximately $127.3 million of impairment charges for our unproved properties in the Delaware Basin. These impairment charges were recognized based on a review of our current drilling plans, estimated future cash flows for probable well locations and expected future lease expirations, primarily in areas where we have no development plans. During the three months ended June 30, 2020, we did not have any material impairments.

We recorded impairment charges of $29.0 million and $36.9 million, respectively, in the three and six months ended June 30, 2019, of which $2.2 million and $10.1 million, respectively, were related to leaseholds and leasehold expirations within our non-focus areas of the Delaware Basin where we were no longer pursuing plans to develop the properties. During the three and six months ended June 30, 2019, we also recorded impairments of $26.8 million related to certain midstream facility infrastructure in the Delaware Basin. We determined the fair value of the properties based upon estimated future discounted cash flow, a Level 3 input, using estimated production and prices at which we reasonably expect the crude oil and natural gas will be sold.

General and Administrative Expense

General and administrative expense decreased 17 percent to $35.4 million in the three months ended June 30, 2020 compared to $42.8 million in the three months ended June 30, 2019. The decrease was primarily related to decreases in shareholder activism fees of $4.7 million, professional fees of $3.4 million and payroll and related benefits of $2.0 million as compared to the comparable period of the prior year. The decreases were partially offset by an increase of $3.8 million related to an insurance reimbursement related to legal fees that was received in the three months ended June 30, 2019.

General and administrative expense increased 18 percent to $97.5 million in the six months ended June 30, 2020 compared to $82.4 million in the six months ended June 30, 2019. The increase was primarily attributable to $20.0 million in transaction costs related to the SRC acquisition, $3.0 million related to an insurance reimbursement related to legal fees that was received in the three months ended June 30, 2019 and government relations costs of $1.9 million. The increases were offset by a decrease in shareholder activism fees of $5.7 million and professional fees of $5.0 million as compared to the comparable period of the prior year.

PDC ENERGY, INC.

Depreciation, Depletion and Amortization Expense

Crude oil and natural gas properties. DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $147.3 million and $321.1 million for the three and six months ended June 30, 2020, respectively, compared to $167.1 million and $317.0 million for the three and six months ended June 30, 2019, respectively.

The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Increase in production	$56.9	$129.4
Decrease in weighted-average depreciation, depletion and amortization rates	(76.7)	(125.3)
Total increase in DD&A expense related to crude oil and natural gas properties	$(19.8)	$4.1

The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Region/Area	2020	2019	2020	2019
	(per Boe)
Wattenberg Field	$8.92	$12.12	$9.04	$12.27
Delaware Basin	6.74	17.88	11.80	17.53
Total weighted-average	$8.67	$13.45	$9.55	$13.41

Non-crude oil and natural gas properties. Depreciation expense for non-crude oil and natural gas properties was $2.2 million and $4.5 million for the three and six months ended June 30, 2020, respectively, compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2019, respectively.

Interest Expense, Net

Interest expense, net increased $2.9 million to $21.8 million for the three months ended June 30, 2020 compared to $18.9 million for the three months ended June 30, 2019. The increase was primarily related to a $3.5 million increase in interest expense related to our revolving credit facility and a $0.5 million increase related to the assumption of SRC's 2025 Senior Notes. The increases were partially offset by a $1.2 million increase in capitalized interest.

Interest expense, net increased $10.1 million to $46.0 million for the six months ended June 30, 2020 compared to $35.9 million for the six months ended June 30, 2019. The increase was primarily related to a $9.1 million increase in interest expense related to our revolving credit facility and a $4.8 million increase related to the assumption of SRC's 2025 Senior Notes. The increases were partially offset by a $4.0 million increase in capitalized interest.

Provision for Income Taxes

We recorded a full valuation allowance against our net deferred tax assets in the six months ended June 30, 2020 resulting in effective income tax rates of 1.9 percent and 0.5 percent benefit on loss for the three and six months ended June 30, 2020, respectively, compared to a 24.8 percent provision on income and a 22.3 percent benefit on loss for the three and six months ended June 30, 2019, respectively.

As previously noted, we recorded impairments totaling $881.1 million for the six months ended June 30, 2020. These impairments resulted in three years of cumulative historical pre-tax losses and a net deferred tax asset position. We also have net operating loss carryovers (“NOLs”) for federal income tax purposes of $500.0 million. These losses were a key consideration that led us to continue to provide a valuation allowance against our net deferred tax assets as of June 30, 2020 since we cannot conclude that it is more likely than not that our net deferred tax asset will be fully realized in future periods.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future

PDC ENERGY, INC.

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

As noted in the footnote Business Combinations, the accounting for the SRC Acquisition is still in the measurement period. Additional adjustments during the measurement period for the SRC Acquisition may have an impact on the income tax provision in future periods, although such adjustments are not expected to be material. Other than business combination accounting adjustments during the measurement period, we will likely not have any additional income tax expense or benefit other than for state income taxes as long as we continue to conclude that it is appropriate to maintain a full valuation allowance against our net deferred tax assets.

Net Income (Loss)/Adjusted Net Income (Loss)

The factors impacting net losses of $221.8 million and $686.8 million for the three and six months ended June 30, 2020, respectively, and net income of $68.5 million and a net loss of $51.6 million for the three and six months ended June 30, 2019, respectively, are discussed above. Adjusted net income, a non-U.S. GAAP financial measure, was $13.8 million for the three months ended June 30, 2020 and adjusted net loss was $840.1 million for the six months ended June 30, 2020 and adjusted net income was $22.5 million and $40.5 million for the three and six months ended June 30, 2019, respectively. With the exception of the tax-affected (when applicable) net change in fair value of unsettled derivatives, the same factors impacted adjusted net income (loss), a non-U.S. GAAP financial measure. See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility, asset sales and proceeds raised in debt and equity capital market transactions. For the six months ended June 30, 2020, our net cash flows from operating activities were $369.3 million.

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

We had a working deficit of $95.5 million at June 30, 2020 and $57.2 million at December 31, 2019. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.

Our cash and cash equivalents were $1.2 million at June 30, 2020 and availability under our revolving credit facility was $1.0 billion, providing for a total liquidity position of $1.0 billion as of June 30, 2020. Pursuant to closing the SRC Acquisition, the borrowing base on our revolving credit facility increased to $2.1 billion and we elected to increase the aggregate commitment amount under the facility to $1.7 billion. On May 5, 2020, we entered into the Second Amendment, and, in connection with the Second Amendment and as part of our semi-annual redetermination of our borrowing base, the borrowing base under the revolving credit facility was reduced to $1.7 billion, while the commitment amount was unchanged at $1.7 billion.

Based on our updated production forecast for 2020 and assumed average NYMEX prices of $35.00 per Bbl of crude oil and $2.00 per Mcf of natural gas and an assumed average composite price of $9.00 per Bbl for NGLs for the second half

PDC ENERGY, INC.

of the year, we expect 2020 adjusted cash flows from operations, a non-U.S. GAAP financial measure, to exceed our capital investments in crude oil and natural gas properties by more than $300 million.

As a result of merging with SRC, we assumed the SRC Senior Notes and paid off and terminated SRC's revolving credit facility. On January 17, 2020, we commenced an offer to repurchase the outstanding SRC Senior Notes at 101 percent of the principal amount. Upon expiration of the repurchase offer on February 18, 2020, holders of $447.7 million of the outstanding SRC Senior Notes accepted our redemption offer for a total redemption price of approximately $452.2 million, plus accrued and unpaid interest of $6.2 million. We funded the repurchase with proceeds from our revolving credit facility. An aggregate principal amount of approximately $102.3 million of the SRC Senior Notes remains outstanding.

In April 2019, the Board approved the Stock Repurchase Program. Effective upon on the closing of the SRC Acquisition, our Board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. During the six months ended June 30, 2020, we repurchased 1.3 million shares of our outstanding common stock at a cost of $23.8 million. The last repurchases occurred in early March 2020. Approximately $346.8 million remains available for repurchases under the Stock Repurchase Program; however, further repurchases pursuant to the program have been suspended and, when we resume the program, we expect to slow the pace of previously planned share repurchases as we continue to prioritize our financial strength and liquidity. We expect purchases made pursuant to the Stock Repurchase Program to extend beyond December 31, 2021, given current market conditions.

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

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to: (a) maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 4.0:1.0. For purposes of the current ratio covenant, the revolving credit facility’s definition of total current assets, in addition to current assets as presented under U.S. GAAP, includes, but is not limited to, unused commitments under the revolving credit facility. Accordingly, the existence of a working capital deficit under U.S. GAAP is not necessarily indicative of a violation of the current ratio covenant. At June 30, 2020, we were in compliance with all covenants in the revolving credit facility with a current ratio of 2.5:1.0 and a leverage ratio of 1.8:1.0. We expect to remain in compliance throughout the 12-month period following the filing of this report.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs and general and administrative expenses. Cash flows from operating activities decreased by $48.2 million to $369.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to a $165.8 million decrease in revenue from crude oil, natural gas and NGLs sales and a decrease of $40.1 million related to the change in working capital, which includes $82.0 million received in June 2020 related to the Midstream Asset Divestitures. The decreases were partially offset by an increase in commodity derivative settlements of $182.3 million and a decrease in operating expense of $16.8 million.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, decreased by $8.0 million to $391.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Free cash flow, a non-U.S GAAP financial measure, increased by $170.6 million during the six months ended June 30, 2020 to $10.8 million from a free cash flow deficit of $159.8 million during the six months ended June 30, 2019. The increase was primarily due to the decrease in capital investments in crude oil and natural gas properties during the six months ended June 30, 2020.

PDC ENERGY, INC.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $528.2 million during the six months ended June 30, 2020 was primarily related to our drilling and completion activities of $387.9 million and $139.8 million related to the closing of the SRC Acquisition. Net cash used in investing activities of $324.1 million during the six months ended June 30, 2019 was primarily related to our drilling and completion activities of $518.0 million and net cash received from the Midstream Asset Divestitures and certain Delaware Basin crude oil and natural gas properties was $199.4 million.

Financing Activities. Net cash used in financing activities of $159.2 million during the six months ended June 30, 2020 was primarily due to net borrowings from our credit facility of $649.0 million, partially offset by the redemption of a portion of the 2025 Senior Notes totaling $452.2 million and the repurchase and retirement of shares of our common stock totaling $23.8 million pursuant to the Stock Repurchase Program. Net cash proceeds used in financing activities of $101.4 million during the six months ended June 30, 2019 was primarily due to the repurchase and retirement of shares of our common stock totaling $94.1 million.

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

	As of/Six Months Ended		As of/Year Ended
	June 30, 2020		December 31, 2019
	Issuer	Guarantor	Issuer	Guarantor
	(in millions)

Assets
Current assets	$400.4	$25.4	$175.8	$126.0
Intercompany accounts receivable, guarantor subsidiary	126.7	—	348.8	—
Intercompany accounts receivable, non-guarantor subsidiary	7.1	—	6.3	—
Investment in guarantor subsidiary	1,766.8	—	1,766.8	—
Properties and equipment, net	4,095.2	904.8	2,328.3	1,766.9
Other non-current assets	77.1	4.8	41.8	6.8

Liabilities
Current liabilities	$487.2	$33.9	$306.6	$52.4
Intercompany accounts payable	—	126.7	—	348.8
Long-term debt	1,935.1	—	1,177.2	—
Other non-current liabilities	223.5	182.9	361.1	211.6

Statement of Operations
Crude oil, natural gas and NGLs sales	$417.7	$76.5	$999.3	$308.0
Commodity price risk management gain (loss), net	313.9	—	(162.8)	—
Total revenues	732.7	75.4	838.1	308.7
Production costs	106.7	35.4	180.1	89.2
Gross profit	311.0	41.1	819.2	218.8
Impairment of properties and equipment	0.8	880.3	0.3	38.2
Net income (loss)	9.3	(695.3)	(24.6)	(30.0)

Off-Balance Sheet Arrangements

At June 30, 2020, we had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital investments or capital resources.

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

Adjusted EBITDAX. We believe that adjusted EBITDAX provides additional transparency into operating trends because it reflects the financial performance of our assets without regard to financing methods, capital structure, accounting methods or historical cost basis. In addition, because adjusted EBITDAX excludes certain non-cash expenses, we believe it is not a measure of income, but rather a measure of our liquidity and ability to generate sufficient cash for exploration, development and acquisitions and to service our debt obligations.

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

PDC ENERGY, INC.

The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Cash flows from operations to adjusted cash flows from operations and free cash flow (deficit):
Net cash from operating activities	$103.0	$260.4	$369.3	$417.5
Changes in assets and liabilities	78.7	(53.4)	22.2	(18.0)
Adjusted cash flows from operations	181.7	207.0	391.5	399.5
Capital expenditures for development of crude oil and natural gas properties	(197.1)	(275.8)	(387.9)	(518.0)
Change in accounts payable related to capital expenditures	77.2	(1.6)	7.2	(41.3)
Free cash flow (deficit)	$61.8	$(70.4)	$10.8	$(159.8)

Net income (loss) to adjusted net income (loss):
Net income (loss)	$(221.8)	$68.5	$(686.8)	$(51.6)
(Gain) loss on commodity derivative instruments	120.8	(47.3)	(313.9)	142.7
Net settlements on commodity derivative instruments	114.8	(13.2)	160.6	(21.6)
Tax effect of above adjustments (1)	—	14.5	—	(29.0)
Adjusted net income (loss)	$13.8	$22.5	$(840.1)	$40.5

Net income (loss) to adjusted EBITDAX:
Net income (loss)	$(221.8)	$68.5	$(686.8)	$(51.6)
(Gain) loss on commodity derivative instruments	120.8	(47.3)	(313.9)	142.7
Net settlements on commodity derivative instruments	114.8	(13.2)	160.6	(21.6)
Non-cash stock-based compensation	6.4	7.6	12.0	12.3
Interest expense, net	21.8	18.9	46.0	35.9
Income tax expense (benefit)	4.1	22.6	(3.7)	(14.8)
Impairment of properties and equipment	—	29.0	881.1	36.9
Exploration, geologic and geophysical expense	0.7	0.6	0.9	3.3
Depreciation, depletion and amortization	149.5	168.5	325.6	319.9
Accretion of asset retirement obligations	2.4	1.6	5.0	3.1
Gain on sale of properties and equipment	(0.2)	(33.9)	(0.4)	(34.3)
Adjusted EBITDAX	$198.5	$222.9	$426.4	$431.8

Cash from operating activities to adjusted EBITDAX:
Net cash from operating activities	$103.0	$260.4	$369.3	$417.5
Interest expense, net	21.8	18.9	46.0	35.9
Amortization of debt discount and issuance costs	(5.3)	(3.4)	(8.9)	(6.7)
Exploration, geologic and geophysical expense	0.7	0.6	0.9	3.3
Other	(0.4)	(0.2)	(3.1)	(0.2)
Changes in assets and liabilities	78.7	(53.4)	22.2	(18.0)
Adjusted EBITDAX	$198.5	$222.9	$426.4	$431.8

(1) Due to the full valuation allowance recorded against our net deferred tax assets, there is no tax effect for the three or six months ended
June 30, 2020.

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

As of June 30, 2020, we had a $653.0 million outstanding balance on our revolving credit facility. If market interest rates would have increased or decreased one percent, our interest expense for the six months ended June 30, 2020 would have changed by approximately $1.9 million.

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

Based on a sensitivity analysis as of June 30, 2020, we estimate that a ten percent increase in natural gas and crude oil, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in a decrease in the fair value of our derivative positions of $68.6 million, whereas a ten percent decrease in prices would have resulted in an increase in fair value of $68.8 million.

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

Disclosure of Limitations

Because the information above included only those exposures that existed at June 30, 2020, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020, based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

There have been no material changes from the risk factors previously disclosed in our 2019 Form 10-K and First Quarter 2020 Form 10-Q, except for the following:

Global COVID-19 Pandemic and Crude Oil Market Downturn

Our operations have been adversely affected as a result of the ongoing global COVID-19 pandemic and the precipitous decline in crude oil demand and pricing. We expect those impacts to continue in the near-term and we may experience additional impacts in the future. For example:

•
Prolonged depressed crude oil prices may have adverse effects on the financial wellbeing of our business, including with respect to revenue, profitability, cash flows and liquidity; quantity and present value of our reserves; borrowing base under our revolving credit facility; and access to other sources of capital;

•	Decreased crude oil prices may require us to shut in production for a significant portion of our producing wells, which will reduce our revenue and require monetary compensation to mineral lessors;

•	Domestic oversupply of crude oil may lead to insufficient storage capacity and could impact our midstream providers’ ability to accept and transport our production to market;

•
Effects of COVID-19, including demand destruction, reduction in skilled workforce and state and local orders regarding public health and safety may result in claims of force majeure by us or our counterparties relating to obligations under material agreements;

•	Low commodity prices may lead to financial distress and restructuring events affecting working interest partners, vendors, service providers and other counterparties;

•	Negative financial impacts to our business partners may cause delays or failure to pay service providers, which could result in liens filed against our real and personal property;

•
Our reduced capital spend and projected decline in revenues have led to temporary and permanent reductions in our work force and decreases to our director, executive and employee compensation, which may affect our ability to attract and retain experienced technical and other professional personnel;

•	Our reduced drilling program may result in losses of acreage due to lease expirations, which could result in impairment charges and the loss of future drilling opportunities;

•	Reported reductions in the work forces of our service providers may result in delays in procuring products and services essential to our operations;

•
State and local orders, ordinances and guidance related to COVID-19 have forced a significant portion of our employees to work remotely, which may result in decreased productivity and continuity among the employee base;

•	Current market conditions and impacts on our business generally may lead to an increased risk of litigation; and

•	The cumulative effects of COVID-19 on the economy may result in a long-term global recession or depression.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)

April 1 - 30, 2020	49,064	$6.29	—	$346.8
May 1 - 31, 2020	14,134	11.27	—	346.8
June 1 - 30, 2020	1,021	16.02	—	346.8
Total second quarter 2020 purchases	64,219	$7.54	—	$346.8

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

(2)
In April 2019, the Board approved a program to acquire up to $200 million of our outstanding common stock and in August 2019, effective with the closing of the SRC Acquisition, increased such amount to $525 million. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time; further repurchases pursuant to the program have been suspended and, when we resume the program, we expect to slow the pace of previously planned share repurchases as we continue to prioritize our financial strength and liquidity. We expect purchases made pursuant to the Stock Repurchase Program to extend beyond December 31, 2021, given current market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION - None.

PDC ENERGY, INC.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1	Executive Severance Compensation Plan, as amended and restated.					X

10.2	Employment Agreement with Lance A. Lauck, as amended.					X

22	Securities guaranteed by PDC Permian, Inc., a subsidiary guarantor of PDC Energy, Inc.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith.

PDC ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: August 5, 2020	/s/ Barton Brookman
Barton Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Senior Vice President and Chief Financial Officer
(principal financial officer)