Form 10-Q
period 2021-03-31
PDC ENERGY, INC.
filed 2021-05-06
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 99,315,624 shares of the Company's Common Stock ($0.01 par value) were outstanding as of April 23, 2021.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and the United States ("U.S.") Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are "forward-looking statements." Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future: production, costs and cash flows; impacts of Colorado political matters, including recent rulemaking initiatives influencing our ability to continue to obtain permits; drilling locations, zones and growth opportunities; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; impacts of certain accounting and tax changes; ability to meet our volume commitments to midstream providers and timing and adequacy of midstream infrastructure; the potential return of capital to shareholders through buybacks of shares and/or payments of dividends; ongoing compliance with our consent decree; risk of our counterparties non-performance on derivative instruments; and our ability to repay our 1.125% convertible notes due 2021 (the "2021 Convertible Notes") and fund planned activities.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•the coronavirus 2019 ("COVID-19") pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;
•changes in global production volumes and demand, including economic conditions that might impact demand and prices for the products we produce;
•impacts of political and regulatory developments in Colorado, particularly with respect to additional permit scrutiny;
•geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries;
•volatility of prices for crude oil, natural gas and natural gas liquids ("NGLs") and the risk of an extended period of depressed prices, including risks relating to decreased revenue, income and cash flow, write-downs and impairments and availability of capital;
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

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those under Item 1A, Risk Factors made in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission ("SEC") for further information on risks and uncertainties that could affect our business, financial condition, results of operations and prospects, which are incorporated by this reference as though fully set forth herein. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to "PDC Energy," "PDC," "the Company," "we," "us," "our" or "ours" refer to the registrant, PDC Energy, Inc. and all subsidiaries consolidated for the purposes of its financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$59,067	$2,623
Accounts receivable, net	256,837	244,251
Fair value of derivatives	8,032	48,869
Prepaid expenses and other current assets	11,323	12,505
Total current assets	335,259	308,248
Properties and equipment, net	4,832,798	4,859,199
Fair value of derivatives	15,587	9,565
Other assets	57,013	60,961
Total Assets	$5,240,657	$5,237,973

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$120,647	$90,635
Production tax liability	126,144	124,475
Fair value of derivatives	197,967	98,152
Funds held for distribution	209,448	177,132
Accrued interest payable	20,975	14,734
Other accrued expenses	72,935	81,715
Current portion of long-term debt	195,451	193,014
Total current liabilities	943,567	779,857
Long-term debt	1,242,108	1,409,548
Asset retirement obligations	125,193	132,637
Fair value of derivatives	52,335	36,359
Other liabilities	290,386	264,034
Total liabilities	2,653,589	2,622,435

Commitments and contingent liabilities

Stockholders' equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 99,367,276 and 99,758,720 issued as of March 31, 2021 and December 31, 2020, respectively	994	998
Additional paid-in capital	3,369,272	3,387,754
Accumulated deficit	(781,301)	(772,265)
Treasury shares - at cost, 51,094 and 37,510 as of March 31, 2021 and December 31, 2020, respectively	(1,897)	(949)
Total stockholders' equity	2,587,068	2,615,538
Total Liabilities and Stockholders' Equity	$5,240,657	$5,237,973

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Crude oil, natural gas and NGLs sales	$468,119	$320,315
Commodity price risk management gain (loss), net	(181,256)	434,698
Other income (expense)	(827)	2,017
Total revenues	286,036	757,030
Costs, expenses and other
Lease operating expense	41,804	49,534
Production taxes	29,492	18,470
Transportation, gathering and processing expense	21,732	13,496
Exploration, geologic and geophysical expense	354	136
General and administrative expense	32,677	62,165
Depreciation, depletion and amortization	146,763	176,157
Accretion of asset retirement obligations	3,128	2,620
Impairment of properties and equipment	190	881,074
Loss (gain) on sale of properties and equipment	(212)	(179)
Other	48	2,144
Total costs, expenses and other	275,976	1,205,617
Income (loss) from operations	10,060	(448,587)
Interest expense, net	(19,041)	(24,173)
Income (loss) before income taxes	(8,981)	(472,760)
Income tax benefit (expense)	(55)	7,745
Net income (loss)	$(9,036)	$(465,015)

Earnings (loss) per share:
Basic	$(0.09)	$(4.94)
Diluted	$(0.09)	$(4.94)

Weighted-average common shares outstanding:
Basic	99,702	94,077
Diluted	99,702	94,077

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,036)	$(465,015)
Adjustments to net loss to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	150,606	(388,875)
Depreciation, depletion and amortization	146,763	176,157
Impairment of properties and equipment	190	881,074
Accretion of asset retirement obligations	3,128	2,620
Non-cash stock-based compensation	5,020	5,672
Gain on sale of properties and equipment	(212)	(179)
Amortization and write-off of debt discount, premium and issuance costs	3,837	3,640
Deferred income taxes	—	(6,331)
Other	(305)	1,011
Changes in assets and liabilities	53,068	56,507
Net cash from operating activities	353,059	266,281
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(109,048)	(190,768)
Capital expenditures for other properties and equipment	(69)	(455)
Acquisition of crude oil and natural gas properties	—	(139,812)
Proceeds from sale of properties and equipment	4,370	793
Proceeds from divestitures	—	62
Net cash from investing activities	(104,747)	(330,180)
Cash flows from financing activities:
Proceeds from revolving credit facility and other borrowings	229,000	917,000
Repayment of revolving credit facility and other borrowings	(397,000)	(304,000)
Payment of debt issuance costs	—	(4,666)
Purchase of treasury shares	(21,067)	(23,819)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(2,356)	(7,693)
Redemption of senior notes	—	(452,153)
Principal payments under financing lease obligations	(445)	(489)
Net cash from financing activities	(191,868)	124,180
Net change in cash, cash equivalents and restricted cash	56,444	60,281
Cash, cash equivalents and restricted cash, beginning of period	2,623	963
Cash, cash equivalents and restricted cash, end of period	$59,067	$61,244

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2021	99,759	$998	$3,387,754	(38)	$(949)	$(772,265)	$2,615,538
Net loss	—	—	—	—	—	(9,036)	(9,036)
Stock-based compensation	209	2	3,670	—	1,348	—	5,020
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(81)	(2,356)	—	(2,356)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(33)	—	(1,091)	33	1,091	—	—
Purchase of treasury shares	—	—	—	(598)	(22,098)	—	(22,098)
Retirement of treasury shares	(568)	(6)	(21,061)	568	21,067	—	—
Issuance of treasury shares	—	—	—	65	—	—	—
Balance, March 31, 2021	99,367	$994	$3,369,272	(51)	$(1,897)	$(781,301)	$2,587,068

	Three Months Ended March 31, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2020	61,652	$617	$2,384,309	(35)	$(1,474)	$(47,945)	$2,335,507
Net loss	—	—	—	—	—	(465,015)	(465,015)
Issuance pursuant to acquisition	39,182	391	1,014,921	—	—	—	1,015,312
Stock-based compensation	121	1	3,713	—	1,958	—	5,672
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(306)	(7,693)	—	(7,693)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(251)	(3)	(6,425)	251	6,428	—	—
Purchase of treasury shares	—	—	—	(1,266)	(23,819)	—	(23,819)
Retirement of treasury shares	(1,266)	(12)	(23,807)	1,266	23,819	—	—
Issuance of treasury shares	—	—	—	69	—	—	—
Balance, March 31, 2020	99,438	$994	$3,372,711	(21)	$(781)	$(512,960)	$2,859,964

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in west Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the horizontal Wolfcamp zones. As of March 31, 2021, we owned an interest in approximately 3,600 gross productive wells.

The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of interim periods presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2020 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2020 Form 10-K. Our results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period.

NOTE 2 - BUSINESS COMBINATION

In January 2020, we merged with SRC Energy Inc. ("SRC") in a transaction valued at $1.7 billion, inclusive of SRC's net debt (the "SRC Acquisition"). SRC was an independent oil and natural gas company engaged in the exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in Weld County, Colorado. The acquisition added approximately 83,000 net acres which are located on large, contiguous acreage blocks in the core of the Wattenberg Field.

Upon closing, we issued approximately 38.9 million shares of our common stock to SRC shareholders and holders of SRC equity awards, reflecting the issuance of 0.158 of a share of our common stock in exchange for each outstanding share of SRC common stock and the cancellation of outstanding SRC equity awards pursuant to the terms of the merger agreement that we entered into with SRC. We finalized the purchase price allocation on December 31, 2020, and we recognized total transaction costs of $19.9 million for the year ended December 31, 2020.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table details our final purchase price, valuation and allocation of the purchase price to the assets acquired and liabilities assumed as a result of the SRC Acquisition:

(in thousands)
Consideration:
Cash	$40
Retirement of seller's credit facility	166,238
Total cash consideration	166,278
Common stock issued	1,009,015
Shares withheld in lieu of taxes	6,299
Total consideration	$1,181,592

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Current assets	$145,792
Properties and equipment, net - proved	1,613,674
Properties and equipment, net - unproved	109,615
Properties and equipment, net - other	16,242
Deferred tax asset	189,311
Other assets	11,810
Total assets acquired	2,086,444
Liabilities assumed:
Current liabilities	(253,967)
Senior notes	(555,500)
Asset retirement obligations	(42,417)
Other liabilities	(52,968)
Total liabilities assumed	(904,852)
Total identifiable net assets acquired	$1,181,592

This acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs and assumptions to the valuation of proved and unproved crude oil and natural gas properties include estimates of reserve volumes, future operating and development costs, future commodity prices, lease terms and expirations and a market-based weighted-average cost of capital rate of 10 percent. These inputs require significant judgments and estimates by management at the time of the valuation.

The results of operations for the SRC Acquisition since the closing date have been included in our condensed consolidated financial statements for the three months ended March 31, 2020 and include approximately $103.5 million of total revenue, and $13.2 million of income from operations.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Pro Forma Information. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three months ended March 31, 2020, assuming the acquisition had been completed as of January 1, 2020. The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including (i) the Company's common stock issued to convert SRC's outstanding shares of common stock and the cancellation of equity awards, (ii) the depletion of SRC's fair-valued proved oil and gas properties using the successful efforts method of accounting and (iii) the estimated tax impacts of the proforma adjustments, if any. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company and SRC totaling approximately $38.0 million for the three months ended March 31, 2020. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

Three Months Ended March 31, 2020
(in thousands, except per share data)
Total revenue	$778,370
Net income (loss)	(425,717)

Earnings (loss) per share:
Basic	$(4.25)
Diluted	(4.25)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 3 - REVENUE RECOGNITION

Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the periods presented:

	Three Months Ended March 31,
Revenue by Commodity and Operating Region	2021	2020	Percent Change
	(in thousands)
Crude oil
Wattenberg Field	$235,963	$206,649	14%
Delaware Basin	37,688	42,525	(11)%
Total	273,651	249,174	10%
Natural gas
Wattenberg Field	97,022	40,078	142%
Delaware Basin (1)	8,624	(563)	*
Total	105,646	39,515	167%
NGLs
Wattenberg Field	77,777	25,241	208%
Delaware Basin	11,045	6,385	73%
Total	88,822	31,626	181%
Crude oil, natural gas and NGLs
Wattenberg Field	410,762	271,968	51%
Delaware Basin	57,357	48,347	19%
Total	$468,119	$320,315	46%
_____________
* Percent change is not meaningful.
(1)Negative natural gas revenue was due to the deduction for transportation, gathering and processing by the purchaser exceeding the average sales price.
Contract Assets. Contract assets include material contributions in aid of construction, which are common in purchase and processing agreements with midstream service providers that are our customers. The intent of the payments is primarily to reimburse the customer for actual costs incurred related to the construction of its gathering and processing infrastructure. Contract assets are included in other assets on the condensed consolidated balance sheets. The contract assets are amortized as a reduction to crude oil, natural gas and NGLs sales revenue during the periods in which the related production is transferred to the customer.

The following table presents the changes in carrying amounts of the contract assets associated with our crude oil, natural gas and NGLs sales revenue for the three months ended March 31, 2021:

(in thousands)
Beginning balance	$25,872
Reduction to additions previously recognized	(1,134)
Amortized as a reduction to crude oil, natural gas and NGLs sales	(751)
Ending balance	$23,987

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 4 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Derivative Financial Instruments. We measure the fair value of our commodity derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, crude oil and natural gas forward curves, discount rates, volatility factors and nonperformance risk. Nonperformance risk considers the effect of our credit standing on the fair value of derivative liabilities and the effect of our counterparties' credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default exchange rates and the duration of each outstanding derivative position. We validate our fair value measurement by corroborating the original source of inputs, monitoring changes in valuation methods and assumptions and reviewing counterparty statements and other supporting documentation.

Our crude oil and natural gas fixed-price exchanges are included in Level 2. Our collars are included in Level 3. Our basis exchanges are included in Level 2 and Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis as of the dates indicated:

		March 31, 2021			December 31, 2020
	Condensed Consolidated Balance Sheet Line Item	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(in thousands)
Derivative assets
Current	Fair value of derivatives	$(390)	$8,422	$8,032	$36,580	$12,289	$48,869
Non-current	Fair value of derivatives	4,611	10,976	15,587	315	9,250	9,565
Total		$4,221	$19,398	$23,619	$36,895	$21,539	$58,434

Derivative liabilities
Current	Fair value of derivatives	$153,497	$44,470	$197,967	$76,420	$21,732	$98,152
Non-current	Fair value of derivatives	41,173	11,162	52,335	28,125	8,234	36,359
Total		$194,670	$55,632	$250,302	$104,545	$29,966	$134,511

The following table presents a reconciliation of our Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fair value of Level 3 instruments, net asset (liability) beginning of period	$(8,427)	$8,414
Changes in fair value included in consolidated statements of operations line item:
Commodity price risk management gain (loss), net	(33,389)	67,530
Settlements included in condensed consolidated statement of operations line items:
Commodity price risk management loss, net	5,582	(8,704)
Fair value of Level 3 instruments, net asset (liability) end of period	$(36,234)	$67,240

Net change in fair value of Level 3 unsettled derivatives included in consolidated statements of operations line item:
Commodity price risk management gain (loss), net	$(30,863)	$59,417

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Nonrecurring Fair Value Measurement

Acquisitions and impairment of long-lived assets. We utilize fair value with inputs that are not observable in the market, and are therefore designated as Level 3 within the valuation hierarchy, on a nonrecurring basis for any acquired assets or businesses and to review our proved and unproved crude oil and natural gas properties for possible impairment.

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

	March 31, 2021		December 31, 2020
	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
	(in millions)		(in millions)
Senior Notes:
2021 Convertible Notes	$198.2	99.1%	$196.2	98.1%
2024 Senior Notes	410.4	102.6%	410.8	102.7%
2025 Senior Notes	102.8	100.5%	102.8	100.5%
2026 Senior Notes	777.8	103.7%	775.5	103.4%

NOTE 5 - COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS

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

We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. Depending on changes in oil and gas futures markets and management's view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. As of March 31, 2021, we had derivative instruments in place for a portion of our anticipated production in 2021 through 2023. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Commodity Derivative Contracts. As of March 31, 2021, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted-average contract price is shown:

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted-Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu)	Weighted- Average Contract Price	Fair Value March 31, 2021 (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2021	3,255	$38.47	$49.76	7,576	$45.33	$(126,882)
2022	2,112	45.74	58.34	6,384	43.65	(69,493)
2023	—	—	—	2,010	53.73	3,856
Total Crude Oil	5,367			15,970		$(192,519)

Natural Gas
NYMEX
2021	54,900	2.51	2.92	23,850	2.40	(10,278)
2022	17,400	2.50	2.89	14,700	2.65	554
2023	—	—	—	10,200	2.50	(406)
Total Natural Gas	72,300			48,750		(10,130)

Basis Protection - Natural Gas
CIG
2021				78,750	(0.44)	(18,592)
2022				32,100	(0.33)	(5,242)
2023				10,200	(0.23)	(200)
Total Basis Protection - Natural Gas				121,050		(24,034)

Commodity Derivatives Fair Value						$(226,683)

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet. The balance sheet line items and fair value amounts of our derivative instruments are disclosed in Note 4 - Fair Value Measurements.

Our financial derivative agreements contain master netting provisions that provide for the net settlement of contracts through a single payment in the event of early termination. We have elected not to offset the fair value positions recorded on our condensed consolidated balance sheets.

The following table reflects the impact of netting agreements on gross derivative assets and liabilities as of the dates indicated:

As of March 31, 2021	Total Gross Amount Presented on Balance Sheet	Effect of Master Netting Agreements	Total Net Amount
	(in thousands)
Derivative assets:
Derivative instruments, at fair value	$23,619	$(22,760)	$859

Derivative liabilities:
Derivative instruments, at fair value	$250,302	$(22,760)	$227,542

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

As of December 31, 2020	Total Gross Amount Presented on Balance Sheet	Effect of Master Netting Agreements	Total Net Amount
	(in thousands)
Derivative assets:
Derivative instruments, at fair value	$58,434	$(39,691)	$18,743

Derivative liabilities:
Derivative instruments, at fair value	$134,511	$(39,691)	$94,820

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations. The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended March 31,
Condensed Consolidated Statement of Operations Line Item	2021	2020
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$(30,650)	$45,823
Net change in fair value of unsettled derivatives	(150,606)	388,875
Total commodity price risk management gain (loss), net	$(181,256)	$434,698

Derivative Counterparties. Our commodity derivative instruments expose us to credit risk of non-performance by our counterparties. We primarily use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at March 31, 2021; however, this determination may change.

NOTE 6 - PROPERTIES AND EQUIPMENT, NET

The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization ("DD&A") as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$7,650,594	$7,523,639
Unproved	350,993	350,677
Total crude oil and natural gas properties	8,001,587	7,874,316
Equipment and other	64,900	65,027
Land and buildings	17,665	24,299
Construction in progress	519,931	523,550
Properties and equipment, at cost	8,604,083	8,487,192
Accumulated DD&A	(3,771,285)	(3,627,993)
Properties and equipment, net	$4,832,798	$4,859,199

Impairment of Oil and Gas Properties. There were no significant impairment charges recognized related to our proved and unproved properties during the three months ended March 31, 2021. In the first quarter of 2020, the significant decline in crude oil prices in addition to the ongoing effects of COVID-19 was considered a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded impairment expense of $881.1 million to our proved and unproved properties.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Proved Properties. Of the total impairment expense recognized in the first quarter of 2020, approximately $753.0 million was related to our Delaware Basin proved properties. These impairment charges represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value. We estimated the fair value of proved crude oil and natural gas properties using valuation techniques that convert future cash flows to a single discounted amount, a level 3 input. Significant inputs and assumptions to the valuation of proved crude oil and natural gas properties include estimates of reserves volumes, future operating and development costs, future commodity prices, and a discount rate of 17 percent, which was based on a weighted-average cost of capital for the area where the assets are located.

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

Suspended Well Costs. The following table presents the capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment for the periods presented:

	Three Months Ended March 31,	Year Ended December 31, 2020
	(in thousands, except for number of wells)
Beginning balance	$7,459	$16,078
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,219	11,770
Reclassifications to proved properties	—	(20,389)
Ending balance	$8,678	$7,459

Number of wells pending determination at period-end	2	2

Our net capitalized exploratory well costs that have been capitalized for a period greater than one year were $7.5 million as of March 31, 2021 and December 31, 2020. We expect to complete our two gross suspended wells associated with two projects prior to the end of 2021.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 7 - ACCOUNTS RECEIVABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Crude oil, natural gas and NGLs sales	$220,121	$178,147
Joint interest billings	20,044	35,396
Other	22,748	37,471
Allowance for doubtful accounts	(6,076)	(6,763)
Accounts receivable, net	$256,837	$244,251

Other Accrued Expenses. The following table presents the components of other accrued expenses as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Employee benefits	$14,754	$23,304
Asset retirement obligations	33,711	33,933
Environmental expenses	10,083	10,139
Operating and finance leases	7,251	7,986
Other	7,136	6,353
Other accrued expenses	$72,935	$81,715

Other Liabilities. The following table presents the components of other liabilities as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Deferred midstream gathering credits	$166,826	$168,478
Deferred oil gathering credits	17,588	18,090
Production taxes	94,371	65,592
Operating and finance leases	9,883	10,763
Other	1,718	1,111
Other liabilities	$290,386	$264,034

Deferred Midstream Gathering Credits. In the second quarter of 2019, concurrent with the sale of our Delaware Basin midstream assets, we entered into an agreement with each of the purchasers pursuant to which we dedicated the gathering of certain of our production and all water gathering and disposal volumes in the Delaware Basin. The terms of these agreements range from 15 to 22 years. The acreage dedication agreements resulted in initial cash receipts and are being amortized on a units-of-production basis. The amortization rates are assessed on an annual basis for changes in estimated future production.

Deferred Oil Gathering Credits. In 2018, we entered into an agreement that dedicates crude oil from the majority of our Wattenberg Field acreage to the midstream provider's gathering lines and extends the term of the agreement through December 2029. The acreage dedication agreement resulted in an initial cash receipt and is being amortized over the life of the agreement.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table presents the amortization charges recognized in the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Crude oil, natural gas and NGL sales	$—	$149
Transportation, gathering and processing expense	1,521	1,161
Lease operating expense	438	323

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Senior Notes:
1.125% Convertible Notes due September 2021:
Principal amount	$200,000	$200,000
Unamortized discount	(4,102)	(6,295)
Unamortized debt issuance costs	(447)	(691)
Net of unamortized discount and debt issuance costs	195,451	193,014

6.125% Senior Notes due September 2024:
Principal amount	400,000	400,000
Unamortized debt issuance costs	(3,387)	(3,632)
Net of unamortized debt issuance costs	396,613	396,368

6.25% Senior Notes due December 2025:
Principal amount	102,324	102,324
Unamortized premium	837	880
Net of unamortized premium	103,161	103,204

5.75% Senior Notes due May 2026:
Principal amount	750,000	750,000
Unamortized discount	(1,368)	(1,429)
Unamortized debt issuance costs	(6,298)	(6,595)
Net of unamortized discount and debt issuance costs	742,334	741,976

Total senior notes	1,437,559	1,434,562

Revolving Credit Facility:
Revolving credit facility due May 2023	—	168,000
Total debt, net of unamortized discount, premium and debt issuance costs	1,437,559	1,602,562
Less current portion of long-term debt	195,451	193,014
Total Long-term debt	$1,242,108	$1,409,548

Senior Notes

2021 Convertible Notes. In September 2016, we issued $200 million of 1.125% convertible notes due September 15, 2021 (the "2021 Convertible Notes"). Interest is payable semi-annually in arrears on March 15 and September 15.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The 2021 Convertible Notes are convertible after March 15, 2021 at a conversion rate of 11.7113 shares of our common stock per $1,000 principal amount of the 2021 Convertible Notes, which is equal to the conversion price of approximately $85.39 per share. The conversion rate is subject to adjustment upon certain events. Upon conversion, the 2021 Convertible Notes may be settled, at our sole election, in shares of our common stock, cash or a combination thereof. We have initially elected a combination settlement method to satisfy our conversion obligation, which allows us to settle the principal amount of the 2021 Convertible Notes in cash and to settle the excess conversion value, if any, in shares, as well as cash in lieu of fractional shares.

2024 Senior Notes. In September 2016, we issued $400 million aggregate principal amount of 6.125% senior notes due September 15, 2024. Interest is payable semi-annually on March 15 and September 15. Approximately $7.8 million in costs associated with the issuance of the 2024 Senior Notes were capitalized as debt issuance costs and are being amortized as interest expense over the life of the notes. The principal amount of the 2024 Senior Notes are redeemable after September 15, 2020 at fixed redemption prices, currently at 103.063 percent plus accrued and unpaid interest.

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

On and after December 1, 2020, the Company may redeem the remaining 2025 Senior Notes at a redemption price equal to a specified percentage of the principal amount of the redeemed notes, currently at 103.125 percent plus accrued and unpaid interest.

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

The 2026 Senior Notes are redeemable after May 15, 2021 at fixed redemption prices beginning at 104.313 percent plus accrued and unpaid interest. At any time prior to May 15, 2021, we may redeem all or part of the 2026 Senior Notes at a make-whole price set forth in the indenture which generally approximates the present value of the redemption price at May 15, 2021 and remaining interest payments on the 2026 Senior Notes at the time of redemption.

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

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

The indentures governing the 2024 Senior Notes, 2025 Senior Notes, and 2026 Senior Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries. As of March 31, 2021, we were in compliance with all covenants related to our Senior Notes.

Revolving Credit Facility

In May 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “Restated Credit Agreement”), which provides for a maximum credit amount of $2.5 billion. The amount we may borrow under the Restated Credit Agreement is subject to certain limitations. As of March 31, 2021, we had a borrowing base and elected commitment level of $1.6 billion and availability under our revolving credit facility of $1.6 billion. On April 30, 2021, as part of our spring 2021 semi-annual redetermination, the borrowing base of our credit facility increased from $1.6 billion to $1.8 billion; however, we retained our elected commitment of $1.6 billion.

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

The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the London interbank market (“LIBOR”) for one month, plus a premium) or, at our election, a rate equal to LIBOR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of March 31, 2021, the applicable interest margin is 0.75 percent for the alternate base rate option or 1.75 percent for the LIBOR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the revolving credit facility expires in May 2023, unless the borrowing base falls below the outstanding balance.

The revolving credit facility contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined per the revolving credit facility, including a minimum current ratio of 1.0:1.0 and a maximum leverage ratio of 4.0:1.0; (ii) restrictions on the payment of cash dividends; (iii) limits on the incurrence of additional indebtedness; (iv) prohibition on the entry into commodity hedges exceeding a specified percentage of our expected production; and (v) restrictions on mergers and dispositions of assets. As of March 31, 2021, we were in compliance with all covenants related to our revolving credit facility.

As of March 31, 2021 and December 31, 2020, debt issuance costs related to our revolving credit facility were $7.3 million and $8.1 million, respectively, and are included in other assets line on our condensed consolidated balance sheets.

NOTE 9 - LEASES

We have operating leases for office space and compressors and finance leases for vehicles. There were no significant changes in our operating and finance leases in the first quarter of 2021. For the three months ended March 31, 2021 and 2020, we had short-term lease costs of $38.9 million and $96.1 million, respectively. Our short-term lease costs include amounts that are capitalized as part of the cost of assets and are recorded as properties and equipment or recognized as expense.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The following table presents the balance sheet classification of our leases as of the dates indicated:

Leases	Condensed Consolidated Balance Sheet Line Item	March 31, 2021	December 31, 2020
		(in thousands)
Operating Leases:
Operating lease right-of-use assets	Other assets	$10,051	$11,722

Operating lease obligation - short-term	Other accrued expenses	5,821	6,520
Operating lease obligation - long-term	Other liabilities	7,692	9,061
Total operating lease liabilities		$13,513	$15,581

Finance Leases:
Finance lease right-of-use assets	Properties and equipment, net	$3,639	$3,189

Finance lease obligation - short-term	Other accrued expenses	1,430	1,466
Finance lease obligation - long-term	Other liabilities	2,191	1,702
Total finance lease liabilities		$3,621	$3,168

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties for the three months ended March 31, 2021:

(in thousands)
Asset retirement obligations at beginning of period	$166,570
Obligations incurred with development activities and other	1,062
Accretion expense	3,128
Revisions in estimated cash flows	(780)
Obligations discharged with asset retirements	(11,001)
Obligations discharged with divestitures	(75)
Asset retirement obligations at end of period	158,904
Current portion	(33,711)
Long-term portion	$125,193

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments. We routinely enter into, extend or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing and facility expansion agreements for pipeline capacity and water delivery and disposal commitments. There were no significant commitments entered into during the three months ended March 31, 2021. For details of our commitments, refer to Note 12 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our Form 10-K for the year ended December 31, 2020.

Litigation and Legal Items. We are involved in various legal proceedings. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

management believes are in our best interests. We have provided the necessary estimated accruals in the accompanying condensed consolidated balance sheets where deemed appropriate for litigation and legal related items that are ongoing and not yet concluded. Although the results cannot be known with certainty, we currently believe that the ultimate results of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of March 31, 2021 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets.

In recent years, we have been executing a program to plug and abandon certain of our older vertical wells in the Wattenberg Field. A self-audit of final reclamation activities associated with site retirements, which we concluded in 2019, identified deficiencies, including incomplete documentation and agency submittals, inadequate plant growth and incomplete earthwork. In December 2019, we formally disclosed these deficiencies to the Colorado Oil and Gas Conservation Commission ("COGCC") and are working to close this backlog of site reclamation work. In August 2020, the COGCC issued a Notice of Alleged Violation ("NOAV") citing a failure to comply with reclamation requirements at multiple locations. During 2020, we assessed and identified deficiencies in reclamation activities at sites acquired through the January 2020 SRC Acquisition. In January 2021, we formally disclosed to the COGCC the deficiencies at sites acquired in the SRC Acquisition. We do not believe potential penalties and other expenditures associated with the deficiencies disclosed to the COGCC and the NOAV will have a material effect on our financial condition or results of operations, but they may exceed $300,000.

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

In addition, as a result of the SRC Acquisition, we are subject to a 2018 Compliance Order on Consent (“COC”) entered into by SRC with CDPHE, applicable to certain oil and gas production facilities we acquired in the SRC Acquisition. The CDPHE revised the COC to make the inspection and monitoring requirements, among others, consistent with those contained in our consent decree.

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Further, we could be the subject of other enforcement actions by regulatory authorities in the future relating to our past, present or future operations.

NOTE 12 - COMMON STOCK

Stock-Based Compensation Plans

2018 Equity Incentive Plan. In May 2020, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance pursuant to our long-term equity compensation plan for employees and non-employee directors (the “2018 Plan”) from 1,800,000 to 7,050,000. As of March 31, 2021, there were 4,510,117 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, which was approved by stockholders in 2013 (the "2010 Plan"), remains outstanding and we may continue to use the 2010 Plan to grant awards. No awards may be granted under the 2010 Plan on or after June 5, 2023. As of March 31, 2021, there were 287,031 shares available for grant under the 2010 Plan.

2015 SRC Equity Incentive Plan. For the three months ended and as of March 31, 2021, there were no changes to the 2015 SRC Equity Incentive Plan and there were no shares available for grant.

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
General and administrative expense	$4,828	$5,408
Lease operating expense	192	264
Total stock-based compensation expense	$5,020	$5,672

Restricted Stock Units

The following table presents the changes in non-vested time-based RSUs to all employees, including executive officers, for the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	1,150,970	$20.14
Granted	237,719	28.75
Vested	(206,368)	29.38
Forfeited	(9,987)	13.84
Non-vested at end of period	1,172,334	20.32

The weighted-average grant date fair value of restricted stock units was $28.75 and $22.73 for the three months ended March 31, 2021 and 2020, respectively. Total compensation cost related to non-vested time-based awards and not yet recognized in our condensed consolidated statements of operations as of March 31, 2021 was $16.3 million. This cost is expected to be recognized over a weighted-average period of 1.90 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Performance Stock Units

The Compensation Committee awarded a total of 207,655 market-based PSUs to our executive officers during the three months ended March 31, 2021. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return ("TSR"), which is essentially our stock price change, including any dividends, over a three-year period ending on December 31, 2023, as compared to the TSR of a group of peer companies over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded.

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

The following table summarizes the key assumptions and related information used to determine the grant-date fair value of performance stock units awarded during the periods presented:

	Three Months Ended March 31,
	2021	2020
Expected term of award (in years)	3	3
Risk-free interest rate	0.2%	1.4%
Expected volatility	84.6%	46.6%
Weighted-average grant date fair value per share	$54.01	$33.52

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

The following table presents the change in non-vested market-based awards, including SRC PSUs, during the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	499,547	$38.66
Granted	207,655	54.01
Non-vested at end of period	707,202	43.17

Total compensation cost related to non-vested market-based awards not yet recognized in our condensed consolidated statements of operations as of March 31, 2021 was $17.2 million. This cost is expected to be recognized over a weighted-average period of 1.90 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Stock Appreciation Rights

All outstanding SARs as of March 31, 2021 have vested and the related compensation cost has been fully recognized. As of March 31, 2021, there were 176,124 SARs outstanding and exercisable which have a weighted-average exercise price of $48.92 and average remaining contractual term of 3.7 years. Outstanding and exercisable SARs have no intrinsic value as of March 31, 2021.

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the board of directors from time to time. Through March 31, 2021, no shares of preferred stock have been issued.

Stock Repurchase Program

In April 2019, the board of directors approved the repurchase of up to $200 million of our outstanding common stock, depending on market conditions (the "Stock Repurchase Program"). Effective upon the closing of the SRC Acquisition, our board of directors approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. Repurchases under the Stock Repurchase Program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Stock Repurchase Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the board of directors at any time. Pursuant to the Stock Repurchase Program, we repurchased 0.6 million shares and 1.3 million shares of outstanding common stock at a cost of $22.1 million and $23.8 million during the three months ended March 31, 2021 and 2020, respectively. Due to adverse market conditions, we suspended the program in March 2020 and reinstated it in February 2021. Repurchases may extend until December 31, 2023. As of March 31, 2021, $324.7 million of our outstanding common stock remained available for repurchase under the Stock Repurchase Program.

NOTE 13 - INCOME TAXES

We compute our quarterly tax provision using the effective tax rate method by applying the anticipated annual effective rate to our year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

We consider whether a portion, or all, of the deferred tax assets (“DTAs”) will be realized based on a more likely than not standard of judgment. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020, we had a full valuation allowance totaling $165.6 million against our DTAs resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. As of March 31, 2021, there was no change in our assessment of the realizability of our DTAs. We will continue to evaluate whether the valuation allowance is warranted in future reporting periods.

As long as we conclude that we will continue to provide for a valuation allowance against our net DTA, we will likely not have any additional income tax expense or benefit other than for state income taxes. The effective income tax rates for the three months ended March 31, 2021 and March 31, 2020 were 0.6 percent provision on loss and 1.6 percent benefit on loss, respectively.

As of March 31, 2021, there is no liability for unrecognized income tax benefits. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. The IRS has partially accepted our 2019 federal income tax return with no tax adjustments. We continue to voluntarily participate in the IRS CAP Program for the review of our 2020 and 2021 tax years. Participation in the IRS CAP Program has enabled us to have minimal uncertain tax benefits associated with our federal tax return filings.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The following table presents our weighted-average basic and diluted shares outstanding for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Weighted-average common shares outstanding - basic	99,702	94,077
Weighted-average common shares and equivalents outstanding - diluted	99,702	94,077

We reported a net loss for the three months ended March 31, 2021 and 2020. As a result, our basic and diluted weighted-average common shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Weighted-average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	1,748	1,319
Other equity-based awards	212	245
Total anti-dilutive common share equivalents	1,960	1,564

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$9,043	$16,915
Income taxes	(1,388)	(204)

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$15,393	$70,026
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	206	42,126
Issuance of common stock for the acquisition of crude oil and natural gas properties, net	—	1,009,015

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,224	$2,131
Operating cash flows from finance leases	20	57

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$4,217
Finance leases	917	471

PDC ENERGY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1. Financial Statements of this report. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

EXECUTIVE SUMMARY

March 31, 2021 Financial Overview of Operations and Liquidity

COVID-19 Impact

In 2020, the COVID-19 pandemic led to a significant decline in global demand for crude oil and natural gas, contributing to a drastic reduction in commodity prices and negatively impacting oil and natural gas producers located in the United States, including PDC. Various actions by OPEC and other producing countries have aided in the recovery of global commodity prices since the first quarter of 2020. Specifically, WTI spot prices for crude oil fell to a low of negative $36.98 per barrel on April 20, 2020 and have since recovered to a high of $66.08 on March 5, 2021. The commodity price environment may remain volatile for an extended period as a result of reduced global oil and natural gas demand and the global economic recession. We expect to be able to fund our operations, planned capital expenditures, working capital and other requirements during the next 12 months and for the foreseeable future.

Financial Matters

Production volumes were 15.7 MMboe for the three months ended March 31, 2021, representing a decrease of 7 percent as compared to the three months ended March 31, 2020. The decrease was primarily driven by (i) reduced capital expenditures in the second half of 2020 resulting from the COVID-19 related decrease in demand for oil and natural gas and (ii) a loss of approximately 0.5 MMBoe from temporary shut-ins of our wells driven by severe weather during the first quarter of 2021. For the month ended March 31, 2021, we maintained an average daily production rate of approximately 173,000 Boe per day, which reflected a reduction of approximately 8,000 Boe per day from the severe weather during the period. Production for the month ended March 31, 2020 was approximately 194,000 Boe per day.

On a sequential quarterly basis, total production for the three months ended March 31, 2021 decreased 5 percent to 15.7 MMboe as compared to 16.6 MMboe for the three months ended December 31, 2020 due to the temporary shut-ins mentioned above and two fewer days in the first quarter of 2021.

Crude oil, natural gas and NGLs sales increased to $468.1 million for the three months ended March 31, 2021 compared to $320.3 million for the three months ended March 31, 2020. The increase in revenues between periods was primarily due to the 56 percent increase in weighted-average realized commodity prices, with a positive realization of approximately $25 million to $30 million in natural gas sales as a result of atypical pricing from the February 2021 severe weather conditions. The overall increase was partially offset by the 7 percent decrease in production between periods.

We had negative net settlements from our commodity derivative contracts of $30.7 million for the three months ended March 31, 2021, as compared to positive net settlements of $45.8 million for the three months ended March 31, 2020.

The combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 19 percent to $437.4 million for the three months ended March 31, 2021 from $366.1 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, we generated a net loss of $9.0 million, or $0.09 per diluted share, compared to a net loss of $465.0 million, or $4.94 per diluted share, for the comparable period in 2020. The decrease in net loss between periods of $456.0 million was primarily due to an increase in crude oil, natural gas and NGLs sales of $147.8 million, a decrease in general and administrative expense of $29.5 million realized in the first quarter of 2021 and an $881.1 million impairment charge recognized in the first quarter of 2020. These positive factors impacting the decrease in our net loss between periods were partially offset by a $181.3 million commodity price risk management loss in the first quarter of 2021 compared to a $434.7 million commodity price risk management gain in the first quarter of 2020.

PDC ENERGY, INC.

Adjusted EBITDAX, a non-U.S. GAAP financial measure, was $316.0 million and $228.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily due to an increase in combined revenues of $71.3 million between periods.

Cash flows from operations were $353.1 million and $266.3 million for the three months ended March 31, 2021 and 2020, respectively, and our adjusted cash flows from operations, a non-U.S. GAAP financial measure, were $300.0 million and $209.8 million, respectively. Adjusted free cash flows, a non-U.S. GAAP financial measure, were $175.6 million and a deficit of $51.0 million, respectively. Adjusted free cash flow deficit for the three months ended March 31, 2020 included approximately $26.5 million of transaction and transition costs incurred related to the SRC Acquisition.

See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Drilling and Completion Overview

During the three months ended March 31, 2021, we operated one full-time drilling rig, one spudder rig and one full-time completion crew in the Wattenberg Field. In addition, we operated one full-time drilling rig and one part-time completion crew starting in March in the Delaware Basin. Our total capital investments in crude oil and natural gas properties for the three months ended March 31, 2021 were $124.4 million.

The following tables summarize our drilling and completion activity for the three months ended March 31, 2021:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2020	214	201.8	20	19.0	234	220.8
Wells spud	20	19.5	4	4.0	24	23.5
Wells turned-in-line	(34)	(32.6)	—	—	(34)	(32.6)
In-process as of March 31, 2021	200	188.7	24	23.0	224	211.7

Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within two years of drilling.

Stock Repurchase Program

In February 2021, we reinstated our Stock Repurchase Program in light of our reduced level of indebtedness. During the three months ended March 31, 2021, we repurchased 0.6 million shares of our outstanding common stock at a cost of $22.1 million. Approximately $324.7 million remained available for repurchases under the program as of March 31, 2021.

Liquidity

Available liquidity as of March 31, 2021 was $1.7 billion, which was comprised of $59.1 million of cash and cash equivalents and $1.6 billion available for borrowing under our revolving credit facility. On April 30, 2021, as part of our spring 2021 semi-annual redetermination, the borrowing base of our credit facility increased from $1.6 billion to $1.8 billion; however, we retained our elected commitment of $1.6 billion. Based on our expected cash flows from operations, our cash and cash equivalents and availability under our revolving credit facility, we believe that we will have sufficient capital available to repay our 2021 Convertible Notes, which mature in September 2021, to fund our planned activities, and to pay potential future dividends and/or repurchase additional shares through the 12-month period following the filing of this report. Our debt balance on March 31, 2021 was $1.4 billion.

PDC ENERGY, INC.
2021 Operational and Financial Outlook

We anticipate that our production in 2021 will range between 190,000 Boe to 200,000 Boe per day, approximately 64,000 Bbls to 68,000 Bbls of which are expected to be crude oil. Our planned 2021 capital investments in crude oil and natural gas properties, which we expect to be between $500 million and $600 million, are focused on continued execution of our development plans in the Wattenberg Field and the Delaware Basin.

We have operational flexibility to control the pace of our capital spending. As we execute our capital investment program, we continually monitor, among other things, expected rates of return, the political environment and our remaining inventory in order to best meet our short- and long-term corporate strategy. We may revise our 2021 capital investment program during the year as a result of, among other things, changes in commodity prices or our internal long-term outlook for commodity prices, requirements to hold acreage, the cost of services for drilling and well completion activities, drilling results, changes in our borrowing capacity, a significant change in cash flows, regulatory issues, requirements to maintain continuous activity on leaseholds or acquisition and/or divestiture opportunities. We expect that we may experience increases in capital and operating costs as oil and gas demand recovers.

Wattenberg Field. We are drilling in the horizontal Niobrara and Codell plays in the rural areas of the core Wattenberg Field, which is further delineated between the Kersey, Prairie, Plains, and Summit development areas. Our 2021 capital investment program for the Wattenberg Field is approximately 75 percent of our expected total capital investments in crude oil and natural gas properties, of which approximately 90 percent is expected to be invested in operated drilling and completion activity. We plan to drill standard-reach lateral ("SRL"), mid-reach lateral (“MRL”) and extended-reach lateral (“XRL”) wells in the Wattenberg Field. In 2021, we anticipate spudding approximately 75 to 85 operated wells and turning-in-line approximately 150 to 175 operated wells. In 2021, we expect to operate with one full-time horizontal drilling rig crew and one full-time completion crew along with a part-time spudder rig. The remainder of the Wattenberg Field capital investment program is expected to be used for land, capital workovers, facilities projects and non-operated drilling.

Delaware Basin. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2021 are expected to be approximately 25 percent of our total capital investments, of which approximately 90 percent is expected to be invested in operated drilling and completion activity. In 2021, we anticipate spudding and turning-in-line approximately 15 to 20 operated wells. The majority of the wells we plan to drill in 2021 in the Delaware Basin are MRL and XRL wells. We expect to drill at a one-rig pace in 2021 along with a completion crew for four months which started in March 2021.

We are committed to our disciplined approach to managing our development plans. Based on our current production forecast for 2021 and assumed average NYMEX prices of $55.00 per Bbl of crude oil and $2.50 per Mcf of natural gas and an assumed average composite price of $15.00 per Bbl for NGLs, we expect 2021 cash flows from operations to exceed our capital investments in crude oil and natural gas properties. We expect that any excess cash flows from operations will be used to reduce our indebtedness, return capital to our shareholders, and for general corporate purposes.

Colorado Political Update

In Colorado, certain interest groups opposed to oil and natural gas have proposed ballot initiatives that could hinder or eliminate the ability to develop resources in the state. In 2019, the Colorado legislature passed Senate Bill 19-181 ("SB 19-181") to address concerns underlying the ballot initiatives.

As part of SB 19-181, a series of rulemaking hearings were conducted which focused on issues such as permitting requirements, setbacks and siting requirements, resulting in the adoption of new regulatory requirements. Rulemakings focused on financial assurance and permit fees have not been completed.

A key component of SB19-181 was the change in the COGCC mission from "fostering" the industry to "regulating" the industry. As a result, changes were made to the permitting process in Colorado. Permits are now designed as Oil and Gas Development Plans ("OGDP"), which streamlines single pad locations or proximate multi-pad locations into a single permitting package. Operators also have an option to pursue a Comprehensive Area Plan ("CAP"). A CAP is designed to represent a landscape-level look at oil and gas development in a larger area over a longer period of time, and to include multiple OGDPs within its boundaries. As both CAPs and OGDPs are new processes, the time needed to obtain a permit may be lengthened.

PDC ENERGY, INC.
We cannot predict whether future ballot initiatives or other legislation or regulation will be proposed that would dramatically limit the areas of the state in which drilling is permitted to occur.

PDC ENERGY, INC.
Results of Operations

Summary of Operating Results

The following table presents selected information regarding our operating results:

	Three Months Ended March 31,
	2021	2020	Percent Change
	(dollars in millions, except per unit data)
Production:
Crude oil (MBbls)	4,857	5,889	(18)%
Natural gas (MMcf)	40,152	41,347	(3)%
NGLs (MBbls)	4,192	4,065	3%
Crude oil equivalent (MBoe)	15,740	16,845	(7)%
Average Boe per day (Boe)	174,889	185,110	(6)%

Crude Oil, Natural Gas and NGLs Sales:
Crude oil	$273.7	$249.2	10%
Natural gas	105.6	39.5	167%
NGLs	88.8	31.6	181%
Total crude oil, natural gas and NGLs sales	$468.1	$320.3	46%

Net Settlements on Commodity Derivatives
Crude oil	$(20.5)	$46.9	(144)%
Natural gas	(10.2)	(1.1)	*
Total net settlements on derivatives	$(30.7)	$45.8	(167)%

Average Sales Price (excluding net settlements on derivatives):
Crude oil (per Bbl)	$56.34	$42.32	33%
Natural gas (per Mcf)	2.63	0.96	174%
NGLs (per Bbl)	21.19	7.78	172%
Crude oil equivalent (per Boe)	29.74	19.02	56%

Average Costs and Expenses (per Boe):
Lease operating expenses	$2.66	$2.94	(10)%
Production taxes	1.87	1.10	70%
Transportation, gathering and processing expenses	1.38	0.80	73%
General and administrative expenses	2.08	3.69	(44)%
Depreciation, depletion and amortization	9.32	10.46	(11)%

Lease Operating Expense by Operating Region (per Boe)
Wattenberg Field	$2.31	$2.77	(17)%
Delaware Basin	5.27	3.84	37%
____________
* Percent change is not meaningful.

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Sales

Crude oil, natural gas and NGLs sales for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 due to the following:

Three Months Ended March 31, 2021
(in millions)
Change in:
Production	$(43.8)
Average crude oil price	68.2
Average natural gas price (1)	67.2
Average NGLs price	56.2
Total change in crude oil, natural gas and NGLs sales revenue	$147.8
____________
(1) The change in average natural gas price has a positive realization of approximately $25 million to $30 million in natural gas sales as a result of atypical pricing from the February 2021 severe weather conditions.

Crude Oil, Natural Gas and NGLs Production

The following table presents crude oil, natural gas and NGLs production:

	Three Months Ended March 31,
Production by Operating Region	2021	2020	Percent Change
Crude oil (MBbls)
Wattenberg Field	4,173	4,926	(15)%
Delaware Basin	684	963	(29)%
Total	4,857	5,889	(18)%
Natural gas (MMcf)
Wattenberg Field	35,561	35,057	1%
Delaware Basin	4,591	6,290	(27)%
Total	40,152	41,347	(3)%
NGLs (MBbls)
Wattenberg Field	3,800	3,346	14%
Delaware Basin	392	719	(45)%
Total	4,192	4,065	3%
Crude oil equivalent (MBoe)
Wattenberg Field	13,900	14,115	(2)%
Delaware Basin	1,840	2,730	(33)%
Total	15,740	16,845	(7)%
Average crude oil equivalent per day (Boe)
Wattenberg Field	154,444	155,110	—%
Delaware Basin	20,445	30,000	(32)%
Total	174,889	185,110	(6)%

PDC ENERGY, INC.
Net production volumes for oil, natural gas and NGLs decreased 7 percent during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in production volume between periods was driven by (i) reduced capital expenditures in the second half of 2020 resulting from the COVID-19 related decrease in demand for oil and gas and (ii) a loss of approximately 0.5 MMBoe from temporary shut-ins of a significant portion of our wells driven by severe weather during the first quarter of 2021.

The following table presents our crude oil, natural gas and NGLs production ratio by operating region:

	Three Months Ended March 31, 2021
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	30%	43%	27%	100%
Delaware Basin	37%	42%	21%	100%

	Three Months Ended March 31, 2020
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	35%	41%	24%	100%
Delaware Basin	35%	39%	26%	100%

The change in production mix in the Wattenberg Field between periods was driven by our 2021 developmental plans being focused in areas that have a higher gas/oil ratio.

Midstream Capacity
Our ability to market our production depends substantially on the availability, proximity and capacity of in-field gathering systems, compression and processing facilities, as well as transportation pipelines out of the basin, all of which are owned and operated by third parties. If adequate midstream facilities and services are not available on a timely basis and at acceptable costs, our production and results of operations could be adversely affected. In response to the substantial development drilling in our current areas of operation in recent years, third-party midstream providers have significantly expanded their midstream facilities and services. These third-party midstream facility expansions, in conjunction with the more recent slowdown in producer activity, have resulted in improved and more stabilized line pressures and a midstream environment that is more favorable for producers. We expect this to remain the case for the near term given anticipated production levels in the Wattenberg Field.

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

Wattenberg Field. In the fourth quarter of 2020 and the first quarter of 2021, DCP Midstream, LP's ("DCP") most recent major system expansions were installed, commissioned and placed into service. These major expansions, in combination with available residue gas and NGL takeaway out of the basin, resulted in reduced line pressures for all of our operated areas of the Wattenberg Field. Given current and forecasted activity levels in the basin, we anticipate that these expansions will provide ample processing capacity to accommodate our operated production for the foreseeable future.

Our production in the Wattenberg Field is significantly dependent on DCP's gathering system. We continue to work with our midstream service providers in an effort to ensure all of the existing in-basin infrastructure is fully utilized and that all options for system expansion are evaluated and implemented to the extent possible to accommodate projected future volume growth from the field.

As midstream infrastructure development and upstream capital discipline continues, we anticipate having the ability to move additional volumes on DCP’s system in the long-term. The successful and timely completion of incremental development projects depends on continued capital investment by midstream providers, which could be impacted during times of challenging market conditions.

PDC ENERGY, INC.
Delaware Basin. Our production from the Delaware Basin was not materially affected by midstream or downstream capacity constraints during the three months ended March 31, 2021.

The completion of Kinder Morgan’s Permian Highway Pipeline occurred in the fourth quarter of 2020 and provides additional takeaway capacity out of the Permian Basin. A portion of our natural gas production is committed to the use of this pipeline which began January 2021.

Crude Oil, Natural Gas and NGLs Pricing

Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially. Our realized sales prices for crude oil, natural gas and NGLs increased 56 percent during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The NYMEX average daily crude oil and NYMEX first-of-the-month natural gas prices increased 25 percent and 38 percent, respectively, in the first quarter of 2021 as compared to the first quarter of 2020.

    The following table presents weighted-average sales prices of crude oil, natural gas and NGLs for the periods presented.

	Three Months Ended March 31,
Weighted-Average Realized Sales Price by Operating Region			Percent Change
(excluding net settlements on derivatives)	2021	2020
Crude oil (per Bbl)
Wattenberg Field	$56.54	$41.96	35%
Delaware Basin	55.13	44.15	25%
Weighted-average price	56.34	42.32	33%
Natural gas (per Mcf)
Wattenberg Field	$2.73	$1.14	139%
Delaware Basin(1)	1.88	(0.09)	*
Weighted-average price	2.63	0.96	174%
NGLs (per Bbl)
Wattenberg Field	$20.47	$7.54	171%
Delaware Basin	28.23	8.88	218%
Weighted-average price	21.19	7.78	172%
Crude oil equivalent (per Boe)
Wattenberg Field	$29.55	$19.27	53%
Delaware Basin	31.17	17.71	76%
Weighted-average price	29.74	19.02	56%
____________
* Percent change is not meaningful.
(1)Negative realized natural gas pricing due to the deduction for transportation, gathering and processing by the purchaser exceeding the average sales price of natural gas.

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

Our crude oil, natural gas and NGLs sales are recorded using either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. We use the net-back method when control of the crude oil, natural gas or NGLs has been transferred to the purchasers of these commodities that are providing transportation, gathering or processing services. In these situations, the purchaser pays us based on a percent of proceeds or a sales price fixed at index less specified deductions. The net-back method results in the recognition of a net sales price that is lower than the index on which the

PDC ENERGY, INC.
production is based because the operating costs and profit of the midstream facilities are embedded in the net price we are paid. We use the gross method of accounting when control of the crude oil, natural gas or NGLs is not transferred to the purchaser and the purchaser does not provide transportation, gathering or processing services as a function of the price we receive. Rather, we contract separately with midstream providers for the applicable transportation and processing on a per unit basis. Under this method, we recognize revenues based on the gross selling price and recognize transportation, gathering and processing expense.

As discussed above, we enter into agreements for the sale and transportation, gathering and processing of our production, the terms of which can result in variances in the per unit realized prices that we receive for our crude oil, natural gas and NGLs. Information related to the components and classifications in the condensed consolidated statements of operations is shown below. For crude oil, the average NYMEX prices shown below are based on average daily prices throughout each month and, for natural gas, the average NYMEX pricing is based on first-of-the-month index prices, as in each case this is the method used to sell the majority of these commodities pursuant to terms of the relevant sales agreements. For NGLs, we use the NYMEX crude oil price as a reference for presentation purposes. The average realized price both before and after transportation, gathering and processing expense shown in the table below represents our approximate composite per barrel price for NGLs.

Three Months Ended March 31, 2021	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expense	Average Realization Percentage Before Transportation, Gathering and Processing Expense	Average Transportation, Gathering and Processing Expense (1)	Average Realized Price After Transportation, Gathering and Processing Expense	Average Realization Percentage After Transportation, Gathering and Processing Expense
Crude oil (per Bbl)	$57.84	$56.34	97%	$3.32	$53.02	92%
Natural gas (per MMBtu)	2.69	2.63	98%	0.11	2.52	94%
NGLs (per Bbl)	57.84	21.19	37%	—	21.19	37%
Crude oil equivalent (per Boe)	40.12	29.74	74%	1.32	28.42	71%

Three Months Ended March 31, 2020	Average NYMEX Price	Average Realized Price Before Transportation, Gathering and Processing Expense	Average Realization Percentage Before Transportation, Gathering and Processing Expense	Average Transportation, Gathering and Processing Expense (1)	Average Realized Price After Transportation, Gathering and Processing Expense	Average Realization Percentage After Transportation, Gathering and Processing Expense
Crude oil (per Bbl)	$46.17	$42.32	92%	$1.46	$40.86	88%
Natural gas (per MMBtu)	1.95	0.96	49%	0.11	0.85	44%
NGLs (per Bbl)	46.17	7.78	17%	—	7.78	17%
Crude oil equivalent (per Boe)	32.08	19.02	59%	0.77	18.25	57%
____________
(1)Average TGP excludes unutilized firm transportation fees of $0.06 per Boe and $0.03 per Boe for the three months ended March 31, 2021 and 2020, respectively.

Our average realization percentages for crude oil, natural gas and NGLs increased in the three months ended March 31, 2021 as compared to the same period in 2020 due to the improvement in oil and gas product demand that occurred as countries relaxed COVID-19 restrictions throughout 2020 and 2021. Our natural gas realizations were notably higher due to strong February pricing that resulted from severe weather conditions.

Commodity Price Risk Management

We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price exchanges and basis protection exchanges on a portion of our estimated crude oil and natural gas production. For our commodity exchanges, we ultimately realize the fixed price value related to the swaps. See Note 5 - Commodity Derivative Financial Instruments in Item 1. Financial Statements included elsewhere in this report for a summary of our derivative positions as of March 31, 2021.

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

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price exchanges	$(20.5)	$46.9
Natural gas collars and fixed price exchanges	(2.8)	0.3
Natural gas basis protection exchanges	(7.4)	(1.4)
Total net settlements of commodity derivative instruments	(30.7)	45.8
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	(0.7)	4.3
Crude oil collars and fixed price exchanges	(137.8)	391.9
Natural gas collars and fixed price exchanges	(2.1)	(1.8)
Natural gas basis protection exchanges	(10.0)	(5.5)
Net change in fair value of unsettled commodity derivative instruments	(150.6)	388.9
Total commodity price risk management gain (loss), net	$(181.3)	$434.7

Lease Operating Expense

Lease operating expense ("LOE") decreased by 16 percent to $41.8 million for the three months ended March 31, 2021 compared to $49.5 million for the three months ended March 31, 2020. The period-over-period decrease in LOE was primarily attributable to operational efficiencies realized from the SRC Acquisition in the Wattenberg Field for approximately $4.5 million. In addition, we had a decrease in water production, which resulted in a $1.5 million decrease in water disposal costs in the Delaware Basin. LOE per Boe decreased 10 percent to $2.66 for the three months ended March 31, 2021 from $2.94 for the three months ended March 31, 2020, primarily due to the factors discussed above, partially offset by a 7 percent decrease in production volumes between periods.

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

Production taxes increased 60 percent to $29.5 million for the three months ended March 31, 2021 compared to $18.5 million for the three months ended March 31, 2020. Production taxes per Boe increased 70 percent to $1.87 for the three months ended March 31, 2021 compared to $1.10 for the three months ended March 31, 2020. The increase in production taxes was primarily due to an increase in crude oil, natural gas and NGLs sales between periods.

PDC ENERGY, INC.

Transportation, Gathering and Processing Expense

Transportation, gathering and processing expense ("TGP") increased 61 percent to $21.7 million for the three months ended March 31, 2021 compared to $13.5 million for the three months ended March 31, 2020. TGP per Boe increased 73 percent to $1.38 for the three months ended March 31, 2021 compared to $0.80 for the three months ended March 31, 2020.
The increase in TGP was primarily due to increases in transportation rates relating to our crude oil volumes delivered and amendments to existing crude oil sales contracts, which resulted in a change in recognition from a net-back to a gross presentation of TGP.

Impairment of Properties and Equipment

There were no significant impairment charges recognized related to our proved and unproved oil and gas properties during the three months ended March 31, 2021. If crude oil prices decline, or we change other estimates impacting future net cash flows (e.g. reserves, price differentials, future operating and/or development costs), our proved and unproved oil and gas properties could be subject to additional impairments in future periods.

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

General and Administrative Expense

General and administrative expense decreased 47 percent to $32.7 million for the three months ended March 31, 2021 compared to $62.2 million for the three months ended March 31, 2020 primarily due to $26.5 million in transaction and transition costs incurred in the first quarter of 2020 related to the SRC Acquisition and a $2.8 million decrease relating to ongoing corporate cost savings initiatives.

Depreciation, Depletion and Amortization Expense

DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $144.8 million for the three months ended March 31, 2021, compared to $173.8 million for the three months ended March 31, 2020. The decrease in total DD&A expense was primarily due to the proved property impairment recognized in the first quarter of 2020 in the Delaware Basin, which lowered the carrying value of our depletion base.

The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

Three Months Ended March 31, 2021
(in millions)
Decrease in production	$(16.7)
Decrease in weighted-average depreciation, depletion and amortization rates	(12.4)
Total decrease in DD&A expense related to crude oil and natural gas properties	$(29.1)

The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties:

	Three Months Ended March 31,
	2021	2020
	(per Boe)
Operating Region/Area
Wattenberg Field	$9.22	$9.17
Delaware Basin	9.01	16.60
Total weighted-average	9.20	10.46

PDC ENERGY, INC.
Interest Expense, net

Interest expense, net decreased $5.1 million to $19.0 million for the three months ended March 31, 2021 compared to $24.2 million for the three months ended March 31, 2020. The decrease was primarily related to a $4.1 million decrease in interest as a result of reduced borrowings under our revolving credit facility between periods and a $2.8 million decrease in interest related to the partial redemption in February 2020 of the 2025 Senior Notes we assumed from the SRC Acquisition. These decreases were partially offset by a $2.2 million increase in interest expense related to the issuance of an additional $150 million aggregate principal amount of the 2026 Senior Notes in September 2020.

Provision for Income Taxes

We recorded a full valuation allowance against our net deferred tax assets for the three months ended March 31, 2021 and 2020 resulting in an effective income tax rate of a 0.6 percent provision on loss and a 1.6 percent benefit on loss, respectively. The effective tax rate differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21 percent to pre-tax income due to the valuation allowance in effect for both periods.

As long as we conclude that we will continue to provide for a valuation allowance against our net deferred tax assets, we will likely not have any additional income tax expense or benefit other than for state income taxes.

Net Income (Loss)/Adjusted Net Income (Loss)

The factors impacting net loss of $9.0 million and $465.0 million for the three months ended March 31, 2021 and 2020 are discussed above.

Adjusted net income, a non-U.S. GAAP financial measure, was $141.6 million for the three months ended March 31, 2021, and adjusted net loss, a non-U.S. GAAP financial measure, was $759.6 million for the three months ended March 31, 2020. With the exception of the tax-affected (when applicable) net change in fair value of unsettled commodity derivatives, the same factors impacted adjusted net income (loss). See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, borrowings from our revolving credit facility, asset sales and proceeds raised in debt and equity capital market transactions. For the three months ended March 31, 2021, our net cash flows from operating activities were $353.1 million.

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

We may use our available liquidity for operating activities, capital investments, working capital requirements, acquisitions and for general corporate purposes. We maintain a significant capital investment program to execute our development plans, which requires capital expenditures to be made in periods prior to initial production from newly developed wells. From time to time, these activities may result in a working capital deficit; however, we do not believe that our working capital deficit as of March 31, 2021 is an indication of a lack of liquidity. We had working capital deficits of $608.3 million as of March 31, 2021 and $471.6 million as of December 31, 2020. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.

PDC ENERGY, INC.
Our cash and cash equivalents were $59.1 million at March 31, 2021 and availability under our revolving credit facility was $1.6 billion, providing for a total liquidity position of $1.7 billion as of March 31, 2021. The borrowing base is primarily based on the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests. Based on our current production forecast for 2021 and assumed average NYMEX prices of $55.00 per Bbl of crude oil and $2.50 per Mcf of natural gas and an assumed average composite price of $15.00 per Bbl of NGLs, we expect 2021 cash flows from operations to exceed our capital investments in crude oil and natural gas properties.

In April 2019, our board of directors approved the Stock Repurchase Program. Effective with the closing of the SRC Acquisition, the board approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. Pursuant to the Stock Repurchase Program, we repurchased 0.6 million shares and 1.3 million shares of outstanding common stock at a cost of $22.1 million and $23.8 million during the three months ended March 31, 2021 and 2020, respectively. We reinstated the program in February 2021, in light of a reduction in our aggregate indebtedness to below $1.5 billion. Repurchases may extend into 2023 based on current market conditions, although the board could elect to suspend or terminate the program at any time, including if certain share price parameters are not achieved. Approximately $324.7 million remained available for repurchases under the program as of March 31, 2021.

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

Based on our expected cash flows from operations, our cash and cash equivalents and availability under our revolving credit facility, we believe that we will have sufficient capital available to repay our 2021 Convertible Notes, which mature in September 2021, to fund our planned activities, and to pay potential future dividends, and/or repurchase additional shares pursuant to the Stock Repurchase Program through the 12-month period following the filing of this report.

Our revolving credit facility is available for working capital requirements, capital investments, acquisitions, to support letters of credit and for general corporate purposes. The borrowing base is primarily based on the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests.

The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to maintain: (a) a minimum current ratio of 1.0:1.0 and (b) a leverage ratio of not greater than 4.0:1.0. For purposes of the current ratio covenant, the revolving credit facility’s definition of total current assets, in addition to current assets as presented under U.S. GAAP, includes, among other things, unused commitments under the revolving credit facility. Additionally, the current ratio covenant calculation allows us to exclude the current portion of our long-term debt and other short-term loans from the U.S. GAAP total current liabilities amount. Accordingly, the existence of a working capital deficit under U.S. GAAP is not necessarily indicative of a violation of the current ratio covenant. At March 31, 2021, we were in compliance with all covenants in the revolving credit facility with a current ratio of 3.5:1.0 and a leverage ratio of 1.3:1.0. We expect to remain in compliance throughout the 12-month period following the filing of this report.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs and general and administrative expense. Cash flows from operating activities increased $86.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase between periods was primarily due to a $147.8 million increase in revenue from crude oil, natural gas and NGLs sales and a $29.5 million decrease in general and administrative expense. These amounts were partially offset by a $76.5 million decrease in commodity derivative settlements, an $11.0 million increase in production taxes and an $8.2 million increase in TGP between periods.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased by $90.2 million during the three months ended March 31, 2021 to $300.0 million from $209.8 million during the three months ended March 31, 2020. The increase was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted free cash flow, a non-U.S. GAAP financial measure, increased by $226.6 million during the three months ended March 31, 2021 to $175.6 million from a deficit of $51.0

PDC ENERGY, INC.
million during the three months ended March 31, 2020. The increase between periods was primarily due to the increase in cash flows from operating activities as discussed above and a decrease in capital investments in crude oil and natural gas properties.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $104.7 million during the three months ended March 31, 2021 was primarily related to our drilling and completion activities of $109.0 million, partially offset by $4.4 million proceeds from the sale of certain properties and equipment. Net cash used in investing activities of $330.2 million during the three months ended March 31, 2020 was primarily related to our drilling and completion activities of $190.8 million and $139.8 million related to the closing of the SRC Acquisition.

Financing Activities. Net cash used in financing activities of $191.9 million during the three months ended March 31, 2021 was primarily due to net repayments to our credit facility of $168.0 million and the repurchase and retirement of shares of our common stock totaling to $21.1 million pursuant to our Stock Repurchase Program. Net cash used in financing activities of $124.2 million during the three months ended March 31, 2020 was primarily due to net borrowings from our credit facility of $613.0 million, partially offset by the redemption of a portion of the 2025 Senior Notes totaling $452.2 million and the repurchase and retirement of shares of our common stock totaling $23.8 million pursuant to our Stock Repurchase Program.

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

	As of/Three Months Ended		As of/Year Ended
	March 31, 2021		December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
	(in millions)
Assets
Current assets	$313.9	$(36.3)	$271.4	$(57.8)
Intercompany accounts receivable, guarantor subsidiary	70.4	—	107.3	—
Investment in guarantor subsidiary	1,767.2	—	1,767.2	—
Properties and equipment, net	3,943.3	889.5	3,982.1	877.1
Other non-current assets	50.1	6.9	56.6	4.3

Liabilities
Current liabilities	$896.6	$47.1	$751.3	$28.5
Intercompany accounts payable	—	57.3	—	94.2
Long-term debt	1,242.1	—	1,409.5	—
Other non-current liabilities	291.1	176.8	254.9	178.1

Statement of Operations
Crude oil, natural gas and NGLs sales	$410.8	$57.4	$968.8	$183.7
Commodity price risk management gain (loss), net	(181.3)	—	180.3	—
Total revenues	229.9	56.1	1,151.5	182.5
Production costs	73.9	19.1	227.0	71.6
Gross profit	336.9	38.3	741.8	112.1
Impairment of properties and equipment	0.2	—	2.0	880.4
Net income (loss)	(28.2)	19.3	(49.2)	(670.0)

Off-Balance Sheet Arrangements

At March 31, 2021, we had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital investments or capital resources.

Contractual Obligations

Since December 31, 2020, there have not been any significant, non-routine changes in our contractual obligations. See Note 11 - Commitments and Contingencies to the accompanying condensed consolidated financial statements included elsewhere in this report.

Recent Accounting Standards

There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effect on us as of March 31, 2021.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP required management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in our 2020 Form 10-K filed with the SEC on February 25, 2021.

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

PDC ENERGY, INC.
The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operations to adjusted cash flows from operations and adjusted free cash flow (deficit):
Net cash from operating activities	$353.1	$266.3
Changes in assets and liabilities	(53.1)	(56.5)
Adjusted cash flows from operations	300.0	209.8
Capital expenditures for development of crude oil and natural gas properties	(109.0)	(190.8)
Change in accounts payable related to capital expenditures for oil and gas development activities	(15.4)	(70.0)
Adjusted free cash flow (deficit)	$175.6	$(51.0)

Net income (loss) to adjusted net income (loss):
Net income (loss)	$(9.0)	$(465.0)
Loss (gain) on commodity derivative instruments	181.3	(434.7)
Net settlements on commodity derivative instruments	(30.7)	45.8
Tax effect of above adjustments (1)	—	94.3
Adjusted net income (loss)	$141.6	$(759.6)

Net income (loss) to adjusted EBITDAX:
Net income (loss)	$(9.0)	$(465.0)
Loss (gain) on commodity derivative instruments	181.3	(434.7)
Net settlements on commodity derivative instruments	(30.7)	45.8
Non-cash stock-based compensation	5.0	5.7
Interest expense, net	19.0	24.2
Income tax expense (benefit)	0.1	(7.7)
Impairment of properties and equipment	0.2	881.1
Exploration, geologic and geophysical expense	0.4	0.1
Depreciation, depletion and amortization	146.8	176.2
Accretion of asset retirement obligations	3.1	2.6
Loss (gain) on sale of properties and equipment	(0.2)	(0.2)
Adjusted EBITDAX	$316.0	$228.1

Cash from operating activities to adjusted EBITDAX:
Net cash from operating activities	$353.1	$266.3
Interest expense, net	19.0	24.2
Amortization and write-off of debt discount, premium and issuance costs	(3.8)	(3.6)
Exploration, geologic and geophysical expense	0.4	0.1
Other	0.4	(2.4)
Changes in assets and liabilities	(53.1)	(56.5)
Adjusted EBITDAX	$316.0	$228.1
_____________
(1)Due to the full valuation allowance recorded against our net deferred tax assets, there is no tax effect for the three months ended March 31, 2021.

PDC ENERGY, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Sensitive Instruments and Risk Management

We are exposed to market risks associated with interest rates, commodity price and credit risks. We have established risk management processes to monitor and manage these market risks.

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

As of March 31, 2021, we had no outstanding balance on our revolving credit facility.

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

Based on a sensitivity analysis as of March 31, 2021, we estimate that a ten percent increase in natural gas, crude oil prices and the propane portion of NGLs prices, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in an increase in the fair value of our net derivative liabilities of $68.9 million, whereas a ten percent decrease in prices would have resulted in a decrease in fair value of our net derivative liabilities of $67.7 million. The potential increase in the fair value of our net derivative liabilities would be recorded in statements of operations as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

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

PDC ENERGY, INC.
Disclosure of Limitations

Because the information above included only those exposures that existed at March 31, 2021, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report.

RISK FACTORS

We face many risks. Each of these risk factors could adversely affect our business, operating results and financial condition as well as the value of an investment in our common stock are described under Item 1A, Risk Factors, of our 2020 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

There have been no material changes from the risk factors previously disclosed in our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about our purchases of our common stock during the period ended March 31, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January	28,831	$23.27	—	$346.8
February	53,401	32.25	2,289	346.7
March	596,388	36.99	595,460	324.7
Total first quarter 2021 purchases	678,620	36.03	597,749	324.7
_____________
(1)In April 2019, the board of directors approved a program to acquire up to $200 million of our outstanding common stock and in August 2019, effective with the closing of the SRC Acquisition, increased such amount to $525 million (the "Stock Repurchase Program"). The Stock Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the board of directors at any time. We reinstated our Stock Repurchase Program in late February 2021. Repurchases may extend until December 31, 2023.
(2)Purchases outside of the Stock Repurchase Program represent shares withheld from employees for the payment of their tax liabilities related to the vesting of securities issued pursuant to our stock-based compensation plans. The withheld shares are not considered common stock repurchased under the Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION - None.

PDC ENERGY, INC.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

22	Securities guaranteed by PDC Permian, Inc., a subsidiary guarantor of PDC Energy, Inc.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Form of 2021 Performance Share Agreement.					X

99.2	Form of 2021 Restricted Stock Unit Agreement (Directors).					X

99.3	Form of 2021 Restricted Stock Unit Agreement (Executives).					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith.

PDC ENERGY, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: May 5, 2021	/s/ Barton Brookman
Barton Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Senior Vice President and Chief Financial Officer
(principal financial officer)