Form 10-Q
period 2021-09-30
PDC ENERGY, INC.
filed 2021-11-04
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 97,381,111 shares of the Company's Common Stock ($0.01 par value) were outstanding as of October 25, 2021.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future: production, costs and cash flows; impacts of Colorado political matters, including recent rulemaking initiatives influencing our ability to continue to obtain permits; drilling locations, zones and growth opportunities; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; adequacy of midstream infrastructure; the potential return of capital to shareholders through buybacks of shares and/or payments of dividends; ongoing compliance with our consent decree; planned redemption of our 2025 Senior Notes; expected impact from emission reduction initiatives; risk of our counterparties non-performance on derivative instruments; and our ability to fund planned activities.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•market and commodity price volatility, widening price differentials, and related impacts to the Company, including decreased revenue, income and cash flow, write-downs and impairments and decreased availability of capital;
•adverse changes to our future cash flows, liquidity and financial condition;
•changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$99,922	$2,623
Accounts receivable, net	368,611	244,251
Fair value of derivatives	7,559	48,869
Prepaid expenses and other current assets	8,602	12,505
Total current assets	484,694	308,248
Properties and equipment, net	4,826,337	4,859,199
Fair value of derivatives	12,742	9,565
Other assets	43,492	60,961
Total Assets	$5,367,265	$5,237,973

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$143,931	$90,635
Production tax liability	86,914	124,475
Fair value of derivatives	454,578	98,152
Funds held for distribution	261,547	177,132
Accrued interest payable	20,948	14,734
Other accrued expenses	85,520	81,715
Current portion of long-term debt	—	193,014
Total current liabilities	1,053,438	779,857
Long-term debt	1,243,235	1,409,548
Asset retirement obligations	118,361	132,637
Fair value of derivatives	133,631	36,359
Other liabilities	274,376	264,034
Total liabilities	2,823,041	2,622,435

Commitments and contingent liabilities

Stockholders’ equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 97,440,523 and 99,758,720 issued as of September 30, 2021 and December 31, 2020, respectively	974	998
Additional paid-in capital	3,267,261	3,387,754
Accumulated deficit	(723,017)	(772,265)
Treasury shares - at cost, 20,958 and 37,510 as of September 30, 2021 and December 31, 2020, respectively	(994)	(949)
Total stockholders’ equity	2,544,224	2,615,538
Total Liabilities and Stockholders’ Equity	$5,367,265	$5,237,973

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Crude oil, natural gas and NGLs sales	$703,136	$314,920	$1,704,396	$809,156
Commodity price risk management gain (loss), net	(217,678)	(68,061)	(707,187)	245,851
Other income	904	2,358	4,058	5,656
Total revenues	486,362	249,217	1,001,267	1,060,663
Costs, expenses and other
Lease operating expense	45,649	37,338	129,848	122,680
Production taxes	44,654	14,621	101,114	40,937
Transportation, gathering and processing expense	26,732	24,399	74,453	54,844
Exploration, geologic and geophysical expense	222	162	862	1,026
General and administrative expense	30,847	32,490	96,367	130,007
Depreciation, depletion and amortization	169,644	144,504	478,617	470,152
Accretion of asset retirement obligations	2,825	2,420	9,185	7,398
Impairment of properties and equipment	77	1,221	329	882,327
Loss (gain) on sale of properties and equipment	(220)	(289)	(561)	(642)
Other	303	1,936	2,496	6,083
Total costs, expenses and other	320,733	258,802	892,710	1,714,812
Income (loss) from operations	165,629	(9,585)	108,557	(654,149)
Interest expense, net	(20,098)	(21,022)	(59,199)	(66,977)
Income (loss) before income taxes	145,531	(30,607)	49,358	(721,126)
Income tax benefit (expense)	(210)	(176)	(110)	3,496
Net income (loss)	$145,321	$(30,783)	$49,248	$(717,630)

Earnings (Loss) per share:
Basic	$1.48	$(0.31)	$0.50	$(7.34)
Diluted	$1.45	$(0.31)	$0.49	$(7.34)

Weighted-average common shares outstanding:
Basic	98,183	99,617	99,018	97,762
Diluted	99,966	99,617	100,534	97,762

Dividends declared per share	$0.12	$—	$0.24	$—

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$49,248	$(717,630)
Adjustments to net loss to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	491,830	(18,338)
Depreciation, depletion and amortization	478,617	470,152
Impairment of properties and equipment	329	882,327
Accretion of asset retirement obligations	9,185	7,398
Non-cash stock-based compensation	17,294	17,441
Gain on sale of properties and equipment	(561)	(642)
Amortization and write-off of debt discount, premium and issuance costs	11,195	12,546
Deferred income taxes	—	(2,431)
Other	2,353	1,950
Changes in assets and liabilities	(31,670)	(3,461)
Net cash from operating activities	1,027,820	649,312
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(428,831)	(445,505)
Capital expenditures for other properties and equipment	(363)	(1,940)
Acquisition of crude oil and natural gas properties	—	(139,812)
Proceeds from sale of properties and equipment	4,720	1,539
Proceeds from divestitures	—	1,796
Net cash from investing activities	(424,474)	(583,922)
Cash flows from financing activities:
Proceeds from revolving credit facility and other borrowings	502,800	1,485,600
Repayment of revolving credit facility and other borrowings	(670,800)	(1,204,600)
Proceeds from senior notes	—	148,500
Redemption of senior notes	—	(452,153)
Repayment of convertible notes	(200,000)	—
Payment of debt issuance costs	—	(6,197)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(5,836)	(8,412)
Purchase of treasury shares under stock repurchase program	(107,318)	(23,819)
Dividends paid	(23,600)	—
Principal payments under financing lease obligations	(1,293)	(1,454)
Net cash from financing activities	(506,047)	(62,535)
Net change in cash and cash equivalents	97,299	2,855
Cash and cash equivalents, beginning of period	2,623	963
Cash and cash equivalents, end of period	$99,922	$3,818

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	99,759	$998	$3,387,754	(38)	$(949)	$(772,265)	$2,615,538
Net loss	—	—	—	—	—	(9,036)	(9,036)
Stock-based compensation	209	2	3,670	—	1,348	—	5,020
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(81)	(2,356)	—	(2,356)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(33)	—	(1,091)	33	1,091	—	—
Retirement of treasury shares	(568)	(6)	(21,061)	568	21,067	—	—
Issuance of treasury shares	—	—	—	65	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(598)	(22,098)	—	(22,098)
Balance, March 31, 2021	99,367	$994	$3,369,272	(51)	$(1,897)	$(781,301)	$2,587,068
Net loss	—	—	—	—	—	(87,037)	(87,037)
Stock-based compensation	295	3	5,742	—	750	—	6,495
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(92)	(3,300)	—	(3,300)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(78)	(1)	(2,807)	78	2,808	—	—
Retirement of treasury shares	(677)	(7)	(26,922)	684	27,235	—	306
Issuance of treasury shares	—	—	—	22	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(661)	(26,509)	—	(26,509)
Dividends declared ($0.12 per share)	—	—	(12,117)	—	—	—	(12,117)
Balance, June 30, 2021	98,907	$989	$3,333,168	(20)	$(913)	$(868,338)	$2,464,906
Net income	—	$—	$—	—	$—	$145,321	$145,321
Stock-based compensation	12	—	5,730	—	49	—	5,779
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(4)	(180)	—	(180)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(2)	—	(91)	2	91	—	—
Retirement of treasury shares	(1,476)	(15)	(59,610)	1,476	59,625	—	—
Issuance of treasury shares	—	—	—	1	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(1,476)	(59,666)	—	(59,666)
Dividends declared ($0.12 per share)	—	—	(11,936)	—	—	—	(11,936)
Balance, September 30, 2021	97,441	$974	$3,267,261	(21)	$(994)	$(723,017)	$2,544,224

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity - continued
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2020	61,652	$617	$2,384,309	(35)	$(1,474)	$(47,945)	$2,335,507
Net loss	—	—	—	—	—	(465,015)	(465,015)
Issuance pursuant to acquisition	39,182	391	1,014,921	—	—	—	1,015,312
Stock-based compensation	121	1	3,713	—	1,958	—	5,672
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(306)	(7,693)	—	(7,693)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(251)	(3)	(6,425)	251	6,428	—	—
Retirement of treasury shares	(1,266)	(12)	(23,807)	1,266	23,819	—	—
Issuance of treasury shares	—	—	—	69	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(1,266)	(23,819)	—	(23,819)
Balance, March 31, 2020	99,438	$994	$3,372,711	(21)	$(781)	$(512,960)	$2,859,964
Net loss	—	—	—	—	—	(221,832)	(221,832)
Stock-based compensation	213	2	6,164	—	198	—	6,364
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(64)	(487)	—	(487)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(39)	—	(322)	39	322	—	—
Issuance of treasury shares	—	—	—	13	—		—
Balance, June 30, 2020	99,612	$996	$3,378,553	(33)	$(748)	$(734,792)	$2,644,009
Net loss	—	—	—	—	—	(30,783)	(30,783)
Stock-based compensation	37	—	5,216	—	189	—	5,405
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(17)	(232)	—	(232)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(9)	—	(121)	9	121	—	—
Issuance of treasury shares	—	—	—	24	—	—	—
Balance, September 30, 2020	99,640	$996	$3,383,648	(17)	$(670)	$(765,575)	$2,618,399

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in west Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the horizontal Wolfcamp zones. As of September 30, 2021, we owned an interest in approximately 3,600 gross productive wells.

The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2020 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2020 Form 10-K. Our results of operations and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
September 30, 2021
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

The results of operations for the SRC Acquisition since the closing date have been included on our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and include approximately $82.0 million and $233.8 million, respectively, of total revenue, and $20.7 million and $19.3 million loss from operations, respectively.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Pro Forma Information. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the nine months ended September 30, 2020, assuming the acquisition had been completed as of January 1, 2020. The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including (i) the Company's common stock issued to convert SRC’s outstanding shares of common stock and the cancellation of equity awards, (ii) the depletion of SRC’s fair-valued proved oil and gas properties using the successful efforts method of accounting and (iii) the estimated tax impacts of the pro forma adjustments, if any. Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company and SRC totaling approximately $38.0 million for the nine months ended September 30, 2020. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

Nine Months Ended September 30, 2020
Total revenue	$1,082,003
Net income (loss)	(677,636)

Earnings (loss) per share:
Basic	$(6.79)
Diluted	(6.79)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 3 - REVENUE RECOGNITION

Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenue by Commodity and Operating Region	2021	2020	Percent Change	2021	2020	Percent Change
	(in thousands)
Crude oil
Wattenberg Field	$341,822	$183,420	86%	$869,336	$483,608	80%
Delaware Basin	80,751	42,591	90%	177,587	107,347	65%
Total	$422,573	$226,011	87%	$1,046,923	$590,955	77%
Natural gas
Wattenberg Field	$116,263	$39,759	192%	$287,949	$109,279	164%
Delaware Basin	19,207	2,140	*	38,970	3,183	*
Total	$135,470	$41,899	223%	$326,919	$112,462	191%
NGLs
Wattenberg Field	$121,837	$38,871	213%	$283,119	$86,875	226%
Delaware Basin	23,256	8,139	186%	47,435	18,864	151%
Total	$145,093	$47,010	209%	$330,554	$105,739	213%
Crude oil, natural gas and NGLs
Wattenberg Field	$579,922	$262,050	121%	$1,440,404	$679,762	112%
Delaware Basin	123,214	52,870	133%	263,992	129,394	104%
Total	$703,136	$314,920	123%	$1,704,396	$809,156	111%
_____________
* Percent change is not meaningful.

Contract Assets. Contract assets include material contributions in aid of construction, which are common in purchase and processing agreements with the midstream service providers that are our customers. The intent of the payments is primarily to reimburse the customer for actual costs incurred related to the construction of its gathering and processing infrastructure. Contract assets are included in other assets on the condensed consolidated balance sheets. The contract assets are amortized as a reduction to crude oil, natural gas and NGLs sales revenue during the periods in which the related production is transferred to the customer.

The following table presents the changes in carrying amounts of the contract assets associated with our crude oil, natural gas and NGLs sales revenue for the nine months ended September 30, 2021:

(in thousands)
Beginning balance	$25,872
Reduction to additions previously recognized	(2,574)
Amortized as a reduction to crude oil, natural gas and NGLs sales	(2,181)
Ending balance	$21,117

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

		September 30, 2021			December 31, 2020
	Condensed Consolidated Balance Sheet Line Item	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(in thousands)
Derivative assets
Current	Fair value of derivatives	$523	$7,036	$7,559	$36,580	$12,289	$48,869
Non-current	Fair value of derivatives	90	12,652	12,742	315	9,250	9,565
Total		$613	$19,688	$20,301	$36,895	$21,539	$58,434

Derivative liabilities
Current	Fair value of derivatives	$305,677	$148,901	$454,578	$76,420	$21,732	$98,152
Non-current	Fair value of derivatives	104,190	29,441	133,631	28,125	8,234	36,359
Total		$409,867	$178,342	$588,209	$104,545	$29,966	$134,511

The following table presents a reconciliation of our Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fair value of Level 3 instruments, net asset (liability) beginning of period	$(117,985)	$26,958	$(8,427)	$8,414
Changes in fair value included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	(87,036)	(21,521)	(214,556)	32,840
Settlements included on condensed consolidated statement of operations line items:
Commodity price risk management gain (loss), net	46,368	(14,652)	64,330	(50,469)
Fair value of Level 3 instruments, net asset (liability) end of period	$(158,653)	$(9,215)	$(158,653)	$(9,215)

Net change in fair value of Level 3 unsettled derivatives included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	$(78,786)	$(13,171)	$(210,430)	$9,466

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

		September 30, 2021		December 31, 2020
	Nominal Interest	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
		(in millions)		(in millions)
Senior Notes:
2021 Convertible Notes (1)	1.125%	$—	—%	$196.2	98.1%
2024 Senior Notes	6.125%	406.0	101.5%	410.8	102.7%
2025 Senior Notes	6.25%	103.9	101.5%	102.8	100.5%
2026 Senior Notes	5.75%	780.8	104.1%	775.5	103.4%
____________
(1) Our 2021 Convertible Notes were redeemed and retired on September 15, 2021.

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

We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. As of September 30, 2021, we had derivative instruments in place for a portion of our anticipated production in 2021 through 2024. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations. The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statement of Operations Line Item	2021	2020	2021	2020
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$(129,571)	$66,895	$(215,357)	$227,513
Net change in fair value of unsettled derivatives	(88,107)	(134,956)	(491,830)	18,338
Total commodity price risk management gain (loss), net	$(217,678)	$(68,061)	$(707,187)	$245,851

Commodity Derivative Contracts. As of September 30, 2021, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted-average contract price is presented:

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted-Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu)	Weighted- Average Contract Price	Fair Value September 30, 2021 (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2021	1,251	$38.01	$49.29	2,488	$41.89	$(112,693)
2022	4,272	51.26	63.33	6,744	44.42	(214,207)
2023	1,200	55.00	65.58	5,202	56.55	(41,739)
2024	—	—	—	600	59.05	(892)
Total Crude Oil	6,723			15,034		$(369,531)

Natural Gas
NYMEX
2021	18,300	2.51	2.92	7,950	2.40	(82,363)
2022	17,400	2.50	2.89	33,600	2.70	(84,484)
2023	—	—	—	30,398	2.68	(22,515)
Total Natural Gas	35,700			71,948		(189,362)

Basis Protection - Natural Gas
CIG
2021				26,250	(0.44)	(3,443)
2022				51,000	(0.26)	(4,775)
2023				26,438	(0.26)	(797)
Total Basis Protection - Natural Gas				103,688		(9,015)

Commodity Derivatives Fair Value						$(567,908)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Subsequent to September 30, 2021, we entered into the following commodity derivative positions covering our crude oil and natural gas production:

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted-Average Contract Price		Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted- Average Contract Price
		Floors	Ceilings
Crude Oil
NYMEX
2022	1,200	$60.00	$81.60	—	$—
2023	1,575	55.00	73.32	300	61.52
2024	225	55.00	75.11	300	61.52

Natural Gas
NYMEX
2022	18,060	$3.75	$6.60	—	$—
2023	4,020	3.00	4.42	—	—

Basis Protection
CIG
2022	—	$—	$—	18,060	$(0.22)
2023	—	—	—	4,020	(0.29)

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

The following table reflects the impact of netting agreements on gross derivative assets and liabilities as of the dates indicated:

As of September 30, 2021	Total Gross Amount Presented on the Balance Sheet	Effect of Master Netting Agreements	Total Net Amount
	(in thousands)
Derivative assets:
Derivative instruments, at fair value	$20,301	$(20,301)	$—

Derivative liabilities:
Derivative instruments, at fair value	$588,209	$(20,301)	$567,908

Derivative Counterparties. Our commodity derivative instruments expose us to the risk of non-performance by our counterparties. We use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at September 30, 2021; however, this determination may change.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 6 - PROPERTIES AND EQUIPMENT, NET

The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization (“DD&A”) as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$8,135,626	$7,523,639
Unproved	338,668	350,677
Total crude oil and natural gas properties	8,474,294	7,874,316
Equipment and other	64,343	65,027
Land and buildings	19,978	24,299
Construction in progress	368,808	523,550
Properties and equipment, at cost	8,927,423	8,487,192
Accumulated DD&A	(4,101,086)	(3,627,993)
Properties and equipment, net	$4,826,337	$4,859,199

Impairment of Oil and Gas Properties. There were no significant impairment charges recognized related to our proved and unproved properties during the three and nine months ended September 30, 2021. In the first quarter of 2020, the significant decline in crude oil prices in addition to the ongoing effects of the COVID-19 pandemic were considered a triggering event that required us to assess our crude oil and natural gas properties for possible impairment. As a result of our assessment, we recorded impairment expense of $881.1 million to our proved and unproved properties.

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

Suspended Well Costs. The following table presents the capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment for the periods presented:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(in thousands, except for number of wells)
Beginning balance	$7,459	$16,078
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,090	11,770
Reclassifications to proved properties	(13,549)	(20,389)
Ending balance	$—	$7,459

Number of wells pending determination at period-end	—	2

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

As of December 31, 2020, our net capitalized exploratory well costs that have been capitalized for a period greater than one year were $7.5 million. During the three months ended September 30, 2021, both exploratory wells were determined to be successful producing wells and were reclassified into proved properties. We have no remaining exploratory wells pending determination as of September 30, 2021.

NOTE 7 - ACCOUNTS RECEIVABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Crude oil, natural gas and NGLs sales	$343,022	$178,147
Joint interest billings	21,257	35,396
Other	11,104	37,471
Allowance for doubtful accounts	(6,772)	(6,763)
Accounts receivable, net	$368,611	$244,251

Other Accrued Expenses. The following table presents the components of other accrued expenses as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Employee benefits	$24,106	$23,304
Asset retirement obligations	33,875	33,933
Environmental expenses	11,992	10,139
Operating and finance leases	7,532	7,986
Other	8,015	6,353
Other accrued expenses	$85,520	$81,715

Other Liabilities. The following table presents the components of other liabilities as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Deferred midstream gathering credits	$162,112	$168,478
Deferred oil gathering credits	16,583	18,090
Production taxes	87,170	65,592
Operating and finance leases	7,760	10,763
Other	751	1,111
Other liabilities	$274,376	$264,034

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following table presents the amortization charges recognized on the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Crude oil, natural gas and NGLs sales	$—	$—	$—	$368
Transportation, gathering and processing expense	2,014	2,038	5,343	4,499
Lease operating expense	732	686	1,817	1,458

NOTE 8 - LONG-TERM DEBT

Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $9.1 million and $17.8 million as of September 30, 2021 and December 31, 2020, respectively, consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Revolving credit facility due May 2023	$—	$168,000
1.125% Convertible Notes due September 2021	—	193,014
6.125% Senior Notes due September 2024	397,103	396,368
6.25% Senior Notes due December 2025	103,081	103,204
5.75% Senior Notes due May 2026	743,051	741,976
Total debt, net of unamortized discount, premium and debt issuance costs	1,243,235	1,602,562
Less: Current portion of long-term debt	—	193,014
Total long-term debt	$1,243,235	$1,409,548

Revolving Credit Facility

In May 2018, we entered into a Fourth Amended and Restated Credit Agreement, which provides for a maximum credit amount of $2.5 billion, subject to certain limitations. The revolving credit facility is available for working capital requirements, capital investments, acquisitions, to support letters of credit and for general corporate purposes. The borrowing base is based on, among other things, the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests. The borrowing base is subject to a semi-annual redetermination on November 1 and May 1 based upon quantification of our reserves at June 30 and December 31, and is also subject to a redetermination upon the occurrence of certain events. Substantially all of our crude oil and natural gas properties have been mortgaged or pledged as security for our revolving credit facility.

As of September 30, 2021, we had a borrowing base of $1.8 billion, an elected commitment of $1.6 billion and availability under our revolving credit facility of $1.6 billion, which was net of $18.7 million of letters of credit outstanding.

The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the London interbank market (“LIBOR”) for one month, plus a premium) or, at our election, a rate equal to LIBOR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of September 30, 2021, the applicable interest margin is 0.75 percent for the alternate base rate option or 1.75 percent for the LIBOR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the revolving credit facility expires in May 2023, unless the borrowing base falls below the outstanding balance.

The revolving credit facility contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined per the revolving credit facility, including a minimum current ratio of 1.0:1.0 and a maximum leverage ratio of 4.0:1.0; (ii) restrictions on the payment of cash dividends; (iii) limits on the incurrence of additional indebtedness; (iv) prohibition on the entry into commodity hedges exceeding a specified percentage of our expected production; and (v) restrictions on mergers and dispositions of assets. As of September 30, 2021, we were in compliance with all covenants related to our revolving credit facility.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

As of September 30, 2021 and December 31, 2020, debt issuance costs related to our revolving credit facility were $5.6 million and $8.1 million, respectively, and are included in other assets on our condensed consolidated balance sheets.

On November 2, 2021, we entered into a Fifth Amended and Restated Credit Agreement (the “New Credit Facility”) on substantially similar terms as those in our existing revolving credit facility. The New Credit Facility, led by JPMorgan Chase Bank, provides for an aggregate maximum credit amount of $2.5 billion, has an initial borrowing base of $2.4 billion and matures in November 2026. We elected an initial commitment amount of $1.5 billion. Other significant changes in terms include: (i) a decrease in the maximum leverage ratio from 4.0:1.00 to 3.50:1.00; (ii) replacement of all provisions and related definitions regarding LIBOR with a Secured Overnight Financing Rate based benchmark rate (“SOFR”); (iii) the ability to add certain sustainability-linked key performance indicators to be agreed upon between parties that may impact the applicable margin and commitment fee rate; (iv) the addition of an investment grade period election pursuant to which we have an option to remove our borrowing base limitations and terminate the liens securing the New Credit Facility when certain debt ratings are achieved; and (v) changes to certain of our covenant baskets and event of default provisions.

Senior Notes and Convertible Notes

The following table summarizes the face values, interest rates, maturity dates, semi-annual interest payment dates, and optional redemption periods related to our outstanding senior note obligations as of September 30, 2021:

	2024 Senior Notes	2025 Senior Notes	2026 Senior Notes
Outstanding principal amounts (in thousands)	$400,000	$102,324	$750,000
Interest rate	6.125%	6.25%	5.75%
Maturity date	September 15, 2024	December 1, 2025	May 15, 2026
Interest payment dates	March 15, September 15	June 1, December 1	May 15, November 15
Redemption periods (1)	September 15, 2022	December 1, 2023	May 15, 2024
_____________
(1) At any time prior to the indicated dates, we have the option to redeem all or a portion of our senior notes of the applicable series at the “make-whole” or other redemption amounts specified in the respective senior note indentures plus accrued and unpaid interest to the date of redemption. On or after the indicated dates, we may redeem all or a portion of the senior notes at a redemption amount equal to 100% of the principal amount of the senior notes being redeemed plus accrued and unpaid interest to the date of redemption.

Our wholly-owned subsidiary, PDC Permian, Inc., is a guarantor of our obligations under the 2024 Senior Notes, the 2025 Senior Notes and the 2026 Senior Notes (collectively, the “Senior Notes”).

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

Upon the occurrence of a “change of control”, as defined in the indentures for the Senior Notes, holders will have the right to require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, together with accrued and unpaid interest to the date of purchase. In connection with certain asset sales, we may, under certain circumstances, be required to use the net cash proceeds of such asset sale to make an offer to purchase the notes at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase.

The indentures governing the Senior Notes contain covenants and restricted payment provisions that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries. As of September 30, 2021, we were in compliance with all covenants and all restricted payment provisions related to our Senior Notes.

Retirement of Convertible Notes. On September 15, 2021, we redeemed and retired our 2021 Convertible Notes with a cash payment for the principal amount of $200 million plus accrued and unpaid interest.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Pending Retirement of Senior Notes. In October 2021, we notified the trustee of our 2024 Senior Notes of our intention to redeem approximately $200 million in aggregate principal amount of the notes at a redemption price of 101.531% of the principal plus accrued and unpaid interest. We made our payment on November 3, 2021, leaving an aggregate principal amount outstanding of $200 million. In addition, in October 2021, we notified the trustee of our 2025 Senior Notes of our intention to redeem all of the remaining outstanding principal amount of $102.3 million at a redemption price of 103.125 percent of the principal plus accrued and unpaid interest. We expect to repay our 2025 Senior Notes in December 2021.

NOTE 9 - LEASES

We have operating leases for office space and well equipment, and finance leases for vehicles. There were no significant changes in our operating and finance leases during 2021. We had short-term lease costs of $48.2 million and $158.4 million for the three and nine months ended September 30, 2021, respectively, and $18.0 million and $150.0 million for the three and nine months ended September 30, 2020, respectively. Our short-term lease costs include amounts that are capitalized as part of the cost of assets and are recorded as properties and equipment, or recognized as expense.

The following table presents the balance sheet classification of our leases as of the dates indicated:

Leases	Condensed Consolidated Balance Sheet Line Item	September 30, 2021	December 31, 2020
		(in thousands)
Operating Leases:
Operating lease right-of-use assets	Other assets	$8,677	$11,722

Operating lease obligation - short-term	Other accrued expenses	6,163	6,520
Operating lease obligation - long-term	Other liabilities	5,224	9,061
Total operating lease liabilities		$11,387	$15,581

Finance Leases:
Finance lease right-of-use assets	Properties and equipment, net	$3,902	$3,189

Finance lease obligation - short-term	Other accrued expenses	1,369	1,466
Finance lease obligation - long-term	Other liabilities	2,536	1,702
Total finance lease liabilities		$3,905	$3,168

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties for the nine months ended September 30, 2021:

(in thousands)
Asset retirement obligations at beginning of period	$166,570
Obligations incurred with development activities and other	4,069
Accretion expense	9,185
Revisions in estimated cash flows	(783)
Obligations discharged with asset retirements and divestitures	(26,805)
Asset retirement obligations at end of period	152,236
Current portion (1)	(33,875)
Long-term portion	$118,361
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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments. We routinely enter into, extend or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing and facility expansion agreements for pipeline capacity and water delivery and disposal commitments. There were no significant commitments entered into during the three and nine months ended September 30, 2021. For details of our commitments, refer to Note 12 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our Form 10-K for the year ended December 31, 2020.

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

Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of September 30, 2021 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses on our condensed consolidated balance sheets.

Following a self-audit of final reclamation activities associated with site retirements, we formally disclosed identified deficiencies to the Colorado Oil and Gas Conservation Commission (“COGCC”) in December 2019. In August 2020, the COGCC issued a Notice of Alleged Violation (“NOAV”) citing a failure to comply with reclamation requirements at multiple locations. To resolve the alleged violations in July of 2021, the COGCC and PDC jointly agreed to an Administrative Order by Consent (“AOC”) which assessed penalties in the amount of approximately $500,000, with approximately $350,000 suspended pending PDC meeting certain conditions of the AOC. We are implementing programs to meet the requirements of the AOC and correct any identified deficiencies.

On August 30, 2021, the COGCC issued us a NOAV related to the timing of wellhead pressure test reporting for certain wells in the Wattenberg Field. Pursuant to the NOAV, we will perform a comprehensive audit of our wellhead pressure testing and reporting processes to mitigate against the possibility of the alleged violations occurring in the future. We do not anticipate a material effect on our financial condition or results of operations. However, the potential penalties may exceed $300,000.

Commencing in early 2020, we conducted a comprehensive air quality compliance audit over the facilities acquired in the SRC Acquisition. Through the self-audit process, we identified certain deficiencies and disclosed them to the Colorado Department of Public Health and Environment (“CDPHE”) and the U.S. Environmental Protection Agency (“EPA”) in July 2021. We do not believe potential penalties and other expenditures associated with the deficiencies identified will have a material effect on our financial condition or results of operations, but such penalties may exceed $300,000.

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Further, we could be the subject of other enforcement actions by regulatory authorities in the future relating to our past, present, or future operations.

NOTE 12 - COMMON STOCK

Stock-Based Compensation Plans

2018 Equity Incentive Plan. In May 2020, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance pursuant to our long-term equity compensation plan for employees and non-employee directors (the “2018 Plan”) from 1,800,000 to 7,050,000 shares. As of September 30, 2021, there were 4,175,129 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, which was approved by stockholders in 2013 (the “2010 Plan”), remains outstanding and we may continue to use the 2010 Plan to grant awards. No awards may be granted under the 2010 Plan on or after June 5, 2023. As of September 30, 2021, there were 313,477 shares available for grant under the 2010 Plan.

2015 SRC Equity Incentive Plan. SRC PSUs were granted in connection with the closing of the SRC Acquisition. For the nine months ended and as of September 30, 2021, there were no changes to the 2015 SRC Equity Incentive Plan and there were no shares available for grant.

The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
General and administrative expense	$5,479	$5,171	$16,420	$16,632
Lease operating expense	300	234	874	809
Total stock-based compensation expense	$5,779	$5,405	$17,294	$17,441

Restricted Stock Units

The following table presents the changes in non-vested time-based RSUs to all employees, including executive officers, for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	1,150,970	$20.14
Granted	647,453	33.48
Vested	(531,759)	25.04
Forfeited	(82,693)	22.36
Non-vested at end of period	1,183,971	25.08

The weighted-average grant date fair value of restricted stock units was $33.48 and $12.00 for the nine months ended September 30, 2021 and 2020, respectively. Total compensation cost related to non-vested time-based awards and not yet recognized on our condensed consolidated statements of operations as of September 30, 2021 was $21.6 million. This cost is expected to be recognized over a weighted-average period of 1.83 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Performance Stock Units

The Compensation Committee awarded a total of 207,655 market-based PSUs to our executive officers during the nine months ended September 30, 2021. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return (“TSR”), which is essentially our stock price change, including any dividends, over a three-year period ending on December 31, 2023, as compared to the TSR of a group of peer companies over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded.

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

	Nine Months Ended September 30,
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

The following table presents the change in non-vested market-based awards, including SRC PSUs, during the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	499,547	$38.66
Granted	207,655	54.01
Non-vested at end of period	707,202	43.17

Total compensation cost related to non-vested market-based awards not yet recognized on our condensed consolidated statements of operations as of September 30, 2021 was $12.8 million. This cost is expected to be recognized over a weighted-average period of 1.42 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Stock Appreciation Rights

All outstanding SARs as of September 30, 2021 have vested and the related compensation cost has been fully recognized. During the nine months ended September 30, 2021, 17,701 SARs were exercised at a weighted-average exercise price of $30.19 and 34,551 SARs expired with a weighted-average exercise price of $52.15. As of September 30, 2021, there were 158,423 SARs outstanding and exercisable which have a weighted-average exercise price of $51.01 and an average remaining contractual term of 3.52 years. Outstanding and exercisable SARs have $0.5 million intrinsic value as of September 30, 2021.

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges, and restrictions as shall be fixed by our board of directors from time to time. Through September 30, 2021, no shares of preferred stock have been issued.

Stock Repurchase Program

In April 2019, the board of directors approved the repurchase of up to $200 million of our outstanding common stock (the “Stock Repurchase Program”). Effective upon the closing of the SRC Acquisition, our board of directors approved an increase and extension to the Stock Repurchase Program from $200 million to $525 million. Repurchases under the Stock Repurchase Program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Stock Repurchase Program does not require any specific number of shares to be acquired, is subject to market conditions and can be modified or discontinued by our board of directors at any time. Pursuant to the Stock Repurchase Program, we repurchased 2.7 million and 1.3 million shares of outstanding common stock at a cost of $108.3 million and $23.8 million during the nine months ended September 30, 2021 and 2020, respectively. We suspended the program in March 2020 due to adverse market conditions but reinstated it in February 2021. Repurchases may extend until December 31, 2023. As of September 30, 2021, $238.5 million of our outstanding common stock remained available for repurchase under the currently approved program.

Dividends

During the second and third quarters of 2021, our board of directors declared and paid a quarterly cash dividend of $0.12 per share of common stock. For the nine months ended September 30, 2021, our dividends paid totaled $0.24 per share of common stock or $23.6 million. All RSUs and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities on our condensed consolidated balance sheets, until the recipients receive the equivalents upon vesting. Dividends declared were recorded as a reduction of additional paid-in capital as there were no retained earnings as of the date of declaration. Future dividend payments must be approved by our board of directors and will depend on our liquidity, financial requirements, and other factors considered relevant by our board.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 13 - INCOME TAXES

We compute our quarterly tax provision using the effective tax rate method by applying the anticipated annual effective rate to our year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.

We consider whether a portion, or all, of the deferred tax assets (“DTAs”) will be realized based on a more likely than not standard of judgment. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020, we had a full valuation allowance totaling $165.6 million against our DTAs resulting from prior year cumulative financial losses, oil and gas impairments, and significant net operating losses for U.S. federal and state income tax. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2021, there was no change in our assessment of the realizability of our DTAs. Future events or new evidence which may lead us to conclude that it is more likely than not that our net DTAs will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained or continued improvements in oil prices, and taxable events that could result from one or more transactions.

As long as we conclude that we will continue to provide for a valuation allowance against our net DTA, we will likely not have any income tax expense or benefit other than for state income taxes. The effective income tax rates for the three and nine months ended September 30, 2021 were 0.1 percent and 0.2 percent provision on income, respectively, and 0.6 percent provision on loss and 0.5 percent benefit on loss for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there is no liability for unrecognized income tax benefits. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. The IRS has accepted our 2019 federal income tax return with no tax adjustments. We continue to voluntarily participate in the IRS CAP program for the review of our 2020 and 2021 tax years. Participation in the IRS CAP Program has enabled us to have minimal uncertain tax benefits associated with our federal tax return filings.

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

The following table presents our weighted-average basic and diluted shares outstanding for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Weighted-average common shares outstanding - basic	98,183	99,617	99,018	97,762
Dilutive effect of:
RSUs and PSUs	1,777	—	1,505	—
Other equity-based awards	6	—	11	—
Weighted-average common shares and equivalents outstanding - diluted	99,966	99,617	100,534	97,762

We reported a net loss for the three and nine months ended September 30, 2020. As a result, our basic and diluted weighted-average common shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
RSUs and PSUs	6	1,831	37	1,715
Other equity-based awards	97	223	131	231
Total anti-dilutive common share equivalents	103	2,054	168	1,946

When outstanding, the 2021 Convertible Notes gave the holders, at our election, the right to convert the aggregate principal amount into 2.3 million shares of our common stock at a conversion price of $85.39 per share. The 2021 Convertible Notes were not included in the diluted earnings per share calculation using the treasury stock method for any periods presented as the average market price of our common stock did not exceed the conversion price. Further, the 2021 Convertible Notes were fully retired on the maturity date, September 15, 2021.

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$41,880	$51,556
Income taxes	(1,057)	(204)

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$21,216	$(31,403)
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	(1,538)	44,339
Issuance of common stock for the acquisition of crude oil and natural gas properties, net	—	1,009,015

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,848	$6,714
Operating cash flows from finance leases	77	155

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,189	$4,217
Finance leases	2,055	703

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

EXECUTIVE SUMMARY

September 30, 2021 Financial Overview of Operations and Liquidity

Market Conditions

The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Crude Oil Markets

In 2020, the COVID-19 pandemic led to a significant decline in commodity prices due to the decrease in demand for crude oil, negatively impacting crude oil and natural gas producers, such as PDC. Due to the decrease in oil demand, the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing countries significantly decreased production, resulting in a low level of global supply. To date in 2021, the effects of COVID-19 mitigation efforts, including the distribution of vaccines, have aided in the recovery of the global economy. In 2021, OPEC initiated a gradual increase in production and has committed to increase output through 2021. These increases, however, have not fully offset the production cuts previously made and the effect of the increase in demand from a recovering global economy, resulting in significant price increases. The commodity price environment may remain volatile for an extended period due to, among other things, outbreaks caused by coronavirus variants, ongoing regulatory actions aimed at redirecting fossil fuel consumption towards lower carbon usage, and the overall recovery of the economy.

Natural Gas and NGL Markets

In addition to the crude oil market drivers, natural gas and NGL prices are also affected by structural changes in supply and demand as well as deviations from seasonally normal weather. The combination of these factors in 2021 have driven natural gas and NGL prices higher than recent levels.

Financial Matters

Three months ended September 30, 2021

•Production volumes increased to 18.8 MMboe in the 2021 period, an increase of 6 percent compared to the 2020 period, primarily driven by our drilling and completion activities in the Wattenberg Field since the third quarter of 2020.

•On a sequential quarterly basis, total production increased 8 percent to 18.8 MMboe as compared to 17.4 MMboe in the second quarter of 2021 due to a higher number of wells turned-in-line and non-operated well activities during the third quarter of 2021.

•Crude oil, natural gas and NGLs sales increased to $703.1 million compared to $314.9 million in 2020 primarily due to an 111 percent increase in weighted average realized commodity prices and a 6 percent increase in production volumes between periods.

•Incurred negative net settlements from our commodity derivative contracts of $129.6 million compared to positive net settlements of $66.9 million in 2020 due to an improvement in commodity prices during the 2021 period.

•Combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 50 percent to $573.5 million from $381.8 million in 2020.

PDC ENERGY, INC.

•Generated net income of $145.3 million, or $1.45 per diluted share, compared to a net loss of $30.8 million, or $0.31 per diluted share, for the comparable period in 2020. The net income recognized in 2021 compared to a net loss in 2020 was primarily due to an increase in crude oil, natural gas and NGLs sales of $388.2 million partially offset by an increase in commodity price risk management loss of $149.6 million.

•Adjusted EBITDAX, a non-U.S. GAAP financial measure, was $432.0 million compared to $278.8 million for the comparable period in 2020, primarily due to an increase in sales of $191.7 million, net of negative net derivative settlements.

Nine months ended September 30, 2021

•Production volumes were 51.9 MMboe for the 2021 period, relatively flat compared to the 2020 period due to reduced capital expenditures in the second half of 2020 resulting from the COVID-19 related decrease in demand for oil and natural gas.

•Crude oil, natural gas and NGLs sales increased to $1.7 billion compared to $809.2 million in 2020, primarily due to the 110 percent increase in weighted average realized commodity prices.

•Incurred negative net settlements from our commodity derivative contracts of $215.4 million compared to positive net settlements of $227.5 million in 2020 due to improvement in commodity prices during 2021.

•Combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 44 percent to $1.5 billion from $1.0 billion in 2020.

•Generated net income of $49.2 million, or $0.49 per diluted share, compared to a net loss of $717.6 million, or $7.34 per diluted share, in 2020. The net income during the period compared to net loss in the prior period was most significantly impacted by an increase in crude oil, natural gas and NGLs sales of $895.2 million, a decrease in general and administrative expense of $33.6 million realized during 2021 and an $882.3 million impairment charge recognized in the first quarter of 2020. These positive factors were partially offset by a $707.2 million commodity price risk management loss in 2021 compared to $245.9 million in commodity price risk management gains in 2020 and an increase in production taxes of $60.2 million between periods.

•Adjusted EBITDAX, a non-U.S. GAAP financial measure, was $1,106.0 million compared to $705.2 million in 2020, primarily due to an increase in sales of $452.3 million, net of negative net derivative settlements.

•Cash flows from operations increased to $1,027.8 million compared to $649.3 million in 2020. Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased to $1,059.5 million compared to $652.8 million in 2020. Adjusted free cash flows, a non-U.S. GAAP financial measure, increased to $609.5 million from $238.7 million in 2020.

See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

PDC ENERGY, INC.
Drilling and Completion Overview

During the nine months ended September 30, 2021, we operated one full-time drilling rig, one spudder rig and one full-time completion crew in the Wattenberg Field. In addition, we operated one full-time drilling rig and one part-time completion crew, which started in March and ended in June, in the Delaware Basin. Our total capital investments in crude oil and natural gas properties for the nine months ended September 30, 2021 were $450.0 million.

The following tables summarize our drilling and completion activities for the nine months ended September 30, 2021:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2020	214	201.8	20	19.0	234	220.8
Wells spud	63	60.4	15	15.0	78	75.4
Wells turned-in-line	(113)	(108.9)	(18)	(17.4)	(131)	(126.3)
In-process as of September 30, 2021	164	153.3	17	16.6	181	169.9

Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within two years of drilling.

Capital Returns

Debt Reduction. During the nine months ended September 30, 2021, we made net debt repayments of $168.0 million on our revolving credit facility, resulting in no outstanding balance at the period end. In addition, on September 15, 2021, we redeemed and retired our 2021 Convertible Notes with a cash payment for the principal amount of $200 million, plus accrued and unpaid interest.

In October 2021, we notified the trustee of our 2024 Senior Notes of our intention to redeem approximately $200 million aggregate principal amount of the notes at a redemption price of 101.531 percent of the principal plus accrued and unpaid interest. We made our payment on November 3, 2021, leaving an aggregate principal amount outstanding of $200 million. Also, in October 2021, we notified the trustee of our 2025 Senior Notes of our intention to redeem all of the remaining outstanding principal amount of $102.3 million at a redemption price of 103.125 percent of the principal plus accrued and unpaid interest. We expect to repay our 2025 Senior Notes on December 1, 2021.

Stock Repurchase Program. In February 2021, we reinstated our Stock Repurchase Program. We repurchased 1.5 million and 2.7 million shares of outstanding common stock at a cost of $59.7 million and $108.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $238.5 million of our outstanding common stock remained available for repurchases under the program.

Dividends. In the second and third quarters of 2021, our board of directors declared quarterly cash dividends of $0.12 per share of common stock. For the nine months ended September 30, 2021, our dividends paid totaled $23.6 million.

2021 Operational and Financial Outlook

We anticipate that our production in 2021 will range between 190,000 Boe to 195,000 Boe per day, approximately 60,000 Bbls to 63,000 Bbls of which are expected to be crude oil. Our planned 2021 capital investments in crude oil and natural gas properties, which we expect to be between $550 million and $600 million, are focused on continued execution of our development plans in the Wattenberg Field and the Delaware Basin.

We have operational flexibility to control the pace of our capital spending. As we execute our capital investment program, we continually monitor, among other things, expected rates of return, the political environment and our remaining inventory in order to best meet our short- and long-term corporate strategy. We may revise our 2021 capital investment program for the remainder of the year as a result of, among other things, changes in commodity prices or our internal long-term outlook for commodity prices, requirements to hold acreage, the cost of services for drilling and well completion activities, drilling results, changes in our borrowing capacity, a significant change in cash flows, regulatory issues, requirements to maintain

PDC ENERGY, INC.
continuous activity on leaseholds, and acquisition and divestiture opportunities. In the second quarter of 2021, we started experiencing minor increases in capital and operating costs which were partially offset by our completion cost efficiencies. We anticipate further modest increases in costs if oil and gas pricing remains near or exceeds current levels.

Wattenberg Field. We are drilling in the horizontal Niobrara and Codell plays in the rural areas of the core Wattenberg Field, which is further delineated between the Kersey, Prairie, Plains, and Summit development areas. Our 2021 capital investment program for the Wattenberg Field represents approximately 75 percent of our expected total capital investments in crude oil and natural gas properties, and approximately 90 percent is expected to be invested in operated drilling and completion activity. We plan to drill standard-reach lateral (“SRL”), mid-reach lateral (“MRL”) and extended-reach lateral (“XRL”) wells in the Wattenberg Field. In 2021, we anticipate spudding approximately 75 to 80 operated wells and turning-in-line approximately 150 to 160 operated wells. For the remainder of 2021, we expect to operate with one full-time horizontal drilling rig crew and one full-time completion crew along with a part-time spudder rig. The remainder of the Wattenberg Field capital investment program is expected to be used for land, capital workovers, facilities projects, and non-operated drilling.

Delaware Basin. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2021 are expected to be approximately 25 percent of our total capital investments, and approximately 85 percent is expected to be invested in operated drilling and completion activity. In June 2021, we concluded our operated completion program for the year by completing and turning-in-line 18 wells. We will continue to operate with one drilling rig for the remainder of 2021 and we anticipate spudding approximately 17 to 20 operated wells for the year. The majority of the remaining wells we plan to drill in 2021 in the Delaware Basin are MRL and XRL wells.

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

Regulatory and Political Updates

In Colorado, certain interest groups opposed to oil and natural gas development have proposed ballot initiatives that could hinder or eliminate the ability to develop resources in the state. In 2019, the Colorado legislature passed Senate Bill 19-181 (“SB 19-181”) to address concerns underlying the ballot initiatives.

As part of SB 19-181, a series of rulemaking hearings were conducted, which focused on issues such as permitting requirements, setbacks and siting requirements, resulting in the adoption of new regulatory requirements. Rulemakings focused on financial assurance and permit fees have not been completed. The financial assurance rulemaking could result in increased bonding requirements, though the final language and impact will not be known until early 2022.

A key component of SB 19-181 was the change in the COGCC mission from “fostering” the industry to “regulating” the industry. As a result, changes were made to the permitting process in Colorado. As of January 2021, permits are now designed as Oil and Gas Development Plans (“OGDP”), which streamlines single pad locations or proximate multi-pad locations into a single permitting package. Operators also have an option to pursue a Comprehensive Area Plan (“CAP”). A CAP is designed to represent a landscape-level look at oil and gas development in a larger area over a longer period of time, and to include multiple OGDPs within its boundaries. As both CAPs and OGDPs are new processes and the COGCC staff is working to develop the appropriate requirements and adjusting to their new operating plan, the time needed to obtain a permit has been prolonged. COGCC rules provide that the permitting process could range between six to twelve months or more from submission to approval.

We cannot predict whether future ballot initiatives or other legislation or regulation will be proposed that would limit the areas of the state in which drilling is permitted to occur or impose other requirements or restrictions.

Wattenberg Permits Update. PDC was granted unanimous approval for an 8-well OGDP located in rural Weld County in early October 2021, our first approval under the new permitting process resulting from a company-wide collaborative effort. As part of the permit process, we successfully obtained consent from all nearby residents and landowners, which was an option designed by the COGCC for locations with residential building units within 2,000 feet. Additionally, in late September, we submitted our application for an OGDP covering an approximate 70-well, multi-pad development plan and we are making continuous progress towards the targeted year-end submittal of a CAP that will cover an estimated 450 future drilling locations, each located in rural Weld County. This CAP would represent our planned turn-in-line activity into 2027.

PDC ENERGY, INC.
Environmental, Social and Governance

We recognize the importance of reducing our environmental footprint and voluntarily participating in emission reduction initiatives. These initiatives, which include plugging and reclamation of legacy vertical wells, retrofits of air pneumatics on older facilities, electrification of our facilities, technological innovations and other activities, will require capital and operational investments which are built into our annual and multi-year budgeting process. We anticipate reclaiming approximately 300 legacy vertical wells over the next 12 months, which will reduce our overall emissions intensity. We have recognized approximately $30 million as a current liability associated with the reclamation of these wells within other accrued expenses on our condensed consolidated balance sheet. We do not anticipate these projects to have a material impact on our operations.

In September 2021, we incorporated environmental, social and governance (“ESG”) as part of the responsibility of the Nominating and Governance Committee of our board of directors, formalizing board oversight of our ESG program as the Environmental, Social, Governance and Nominating Committee. Additionally in September 2021, we issued a Sustainability Report addressing a variety of ESG and sustainability matters. The Sustainability Report is available on our website at www.pdce.com and is not incorporated by reference in this report.

The SEC and other regulatory bodies are proposing a number of climate change-focused and broader ESG reporting requirements. If adopted, we will modify our disclosures accordingly.

PDC ENERGY, INC.
Results of Operations

Summary of Operating Results

The following table presents selected information regarding our operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(dollars in millions, except per unit data)
Production:
Crude oil (MBbls)	6,109	6,029	1%	16,357	18,133	(10)%
Natural gas (MMcf)	45,202	41,747	8%	128,714	123,802	4%
NGLs (MBbls)	5,122	4,714	9%	14,119	13,028	8%
Crude oil equivalent (MBoe)	18,764	17,701	6%	51,928	51,794	—%
Average Boe per day (Boe)	203,957	192,402	6%	190,212	189,029	1%

Crude Oil, Natural Gas and NGLs Sales:
Crude oil	$422.6	$226.0	87%	$1,046.9	$591.0	77%
Natural gas	135.5	41.9	223%	326.9	112.5	191%
NGLs	145.0	47.0	209%	330.6	105.7	213%
Total crude oil, natural gas and NGLs sales	$703.1	$314.9	123%	$1,704.4	$809.2	111%

Net Settlements on Commodity Derivatives
Crude oil	$(98.0)	$69.7	(241)%	$(166.4)	$231.7	(172)%
Natural gas	(31.6)	(2.8)	*	(49.0)	(4.2)	*
Total net settlements on derivatives	$(129.6)	$66.9	(294)%	$(215.4)	$227.5	(195)%

Average Sales Price (excluding net settlements on derivatives):
Crude oil (per Bbl)	$69.17	$37.49	85%	$64.00	$32.59	96%
Natural gas (per Mcf)	3.00	1.00	200%	2.54	0.91	179%
NGLs (per Bbl)	28.33	9.97	184%	23.41	8.12	188%
Crude oil equivalent (per Boe)	37.47	17.79	111%	32.82	15.62	110%

Average Costs and Expenses (per Boe):
Lease operating expense	$2.43	$2.11	15%	$2.50	$2.37	5%
Production taxes	2.38	0.83	187%	1.95	0.79	147%
Transportation, gathering and processing expense	1.42	1.38	3%	1.43	1.06	35%
General and administrative expense	1.64	1.84	(11)%	1.86	2.51	(26)%
Depreciation, depletion and amortization	9.04	8.16	11%	9.22	9.08	2%

Lease Operating Expense by Operating Region (per Boe)
Wattenberg Field	$2.15	$1.89	14%	$2.20	$2.17	1%
Delaware Basin	4.09	3.21	27%	4.50	3.42	32%
____________
* Percent change is not meaningful.

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Sales

Crude oil, natural gas and NGLs sales for the three and nine months ended September 30, 2021 increased compared to the three and nine months ended September 30, 2020 due to the following:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Change in:
Production	$10.5	$(44.5)
Average crude oil price	193.6	513.8
Average natural gas price	90.1	210.0
Average NGLs price	94.0	215.9
Total change in crude oil, natural gas and NGLs sales revenue	$388.2	$895.2

The negative impact in sales relating to the change in production volumes during the nine months ended September 30, 2021 compared to the same period in 2020 was significantly impacted by a 10 percent decrease in crude oil production between periods.

Crude Oil, Natural Gas and NGLs Production

The following table presents crude oil, natural gas and NGLs production for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Production by Operating Region	2021	2020	Percent Change	2021	2020	Percent Change
Crude oil (MBbls)
Wattenberg Field	4,925	4,888	1%	13,595	14,984	(9)%
Delaware Basin	1,184	1,141	4%	2,762	3,149	(12)%
Total	6,109	6,029	1%	16,357	18,133	(10)%
Natural gas (MMcf)
Wattenberg Field	39,538	35,450	12%	113,280	105,286	8%
Delaware Basin	5,664	6,297	(10)%	15,434	18,516	(17)%
Total	45,202	41,747	8%	128,714	123,802	4%
NGLs (MBbls)
Wattenberg Field	4,532	4,006	13%	12,685	11,037	15%
Delaware Basin	590	708	(17)%	1,434	1,991	(28)%
Total	5,122	4,714	9%	14,119	13,028	8%
Crude oil equivalent (MBoe)
Wattenberg Field	16,047	14,803	8%	45,160	43,569	4%
Delaware Basin	2,717	2,898	(6)%	6,768	8,225	(18)%
Total	18,764	17,701	6%	51,928	51,794	—%
Average crude oil equivalent per day (Boe)
Wattenberg Field	174,424	160,902	8%	165,421	159,011	4%
Delaware Basin	29,533	31,500	(6)%	24,791	30,018	(17)%
Total	203,957	192,402	6%	190,212	189,029	1%

PDC ENERGY, INC.
Net production volumes for oil, natural gas and NGLs increased 6 percent during the three months ended September 30, 2021 compared to the same period in 2020. The increase in production volume between periods was primarily due to a greater number of wells turned-in-line since the third quarter of 2020. This increase was partially offset by normal decline in production from our existing wells and lower performance of wells turned-in-line in the Delaware Basin during 2021.

Net production volumes for oil, natural gas and NGLs were relatively flat during the nine months ended September 30, 2021 compared to the same period in 2020 due to reduced capital expenditures in the second half of 2020 resulting from the COVID-19 related decrease in demand for oil and natural gas.

The following table presents our crude oil, natural gas and NGLs production ratio by operating region for the periods presented:

	Three Months Ended September 30, 2021
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	31%	41%	28%	100%
Delaware Basin	43%	35%	22%	100%

	Three Months Ended September 30, 2020
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	33%	40%	27%	100%
Delaware Basin	40%	36%	24%	100%

	Nine Months Ended September 30, 2021
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	30%	42%	28%	100%
Delaware Basin	41%	38%	21%	100%

	Nine Months Ended September 30, 2020
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	34%	41%	25%	100%
Delaware Basin	38%	38%	24%	100%

The change in production mix in the Wattenberg Field during the three and nine months ended September 30, 2021 compared to the same periods in 2020 was driven by 2021 developmental plans being focused on areas that have a higher gas/oil ratio and the variability of our quarterly capital spend.

Midstream Capacity
Our ability to market our production depends substantially on the availability, proximity and capacity of in-field gathering systems, compression, and processing facilities, as well as transportation pipelines out of the basin, all of which are owned and operated by third parties. If adequate midstream facilities and services are not available on a timely basis and at acceptable costs, our production and results of operations could be adversely affected.

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

Our production from the Wattenberg Field and Delaware Basin was not materially affected by midstream or downstream capacity constraints during the nine months ended September 30, 2021. We continuously monitor infrastructure capacities versus producer activity and production volume forecasts.

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Pricing

Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially. Our weighted-average realized commodity prices increased 111 percent and 110 percent during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The NYMEX average daily crude oil increased by 72 percent and 69 percent for the three and nine months ended September 30, 2021, respectively. The NYMEX first-of-the-month natural gas prices increased by 103 percent and 69 percent for the three and nine months ended September 30, 2021, respectively.

    The following table presents weighted-average sales prices of crude oil, natural gas and NGLs for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Weighted-Average Realized Sales Price by Operating Region			Percent Change			Percent Change
(excluding net settlements on derivatives)	2021	2020		2021	2020
Crude oil (per Bbl)
Wattenberg Field	$69.40	$37.52	85%	$63.94	$32.28	98%
Delaware Basin	68.24	37.33	83%	64.31	34.09	89%
Weighted-average price	69.17	37.49	85%	64.00	32.59	96%
Natural gas (per Mcf)
Wattenberg Field	$2.94	$1.12	163%	$2.54	$1.04	144%
Delaware Basin	3.39	0.34	*	2.52	0.17	*
Weighted-average price	3.00	1.00	200%	2.54	0.91	179%
NGLs (per Bbl)
Wattenberg Field	$26.88	$9.70	177%	$22.32	$7.87	184%
Delaware Basin	39.43	11.50	243%	33.08	9.48	249%
Weighted-average price	28.33	9.97	184%	23.41	8.12	188%
Crude oil equivalent (per Boe)
Wattenberg Field	$36.14	$17.70	104%	$31.90	$15.60	104%
Delaware Basin	45.35	18.24	149%	39.01	15.73	148%
Weighted-average price	37.47	17.79	111%	32.82	15.62	110%
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

Three Months Ended September 30, 2021	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$70.56	$69.17	98%	$3.13	$66.04	94%
Natural gas (per MMBtu)	4.01	3.00	75%	0.14	2.86	71%
NGLs (per Bbl)	70.56	28.33	40%	—	28.33	40%
Crude oil equivalent (per Boe)	51.89	37.47	72%	1.35	36.12	70%

Three Months Ended September 30, 2020	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$40.93	$37.49	92%	$3.00	$34.49	84%
Natural gas (per MMBtu)	1.98	1.00	51%	0.12	0.88	44%
NGLs (per Bbl)	40.93	9.97	24%	—	9.97	24%
Crude oil equivalent (per Boe)	29.50	17.79	60%	1.30	16.49	56%

Nine Months Ended September 30, 2021	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$64.82	$64.00	99%	$3.25	$60.75	94%
Natural gas (per MMBtu)	3.18	2.54	80%	0.12	2.42	76%
NGLs (per Bbl)	64.82	23.41	36%	—	23.41	36%
Crude oil equivalent (per Boe)	45.92	32.82	71%	1.33	31.49	69%

Nine Months Ended September 30, 2020	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$38.32	$32.59	85%	$2.11	$30.48	80%
Natural gas (per MMBtu)	1.88	0.91	48%	0.12	0.79	42%
NGLs (per Bbl)	38.32	8.12	21%	—	8.12	21%
Crude oil equivalent (per Boe)	27.55	15.62	57%	1.02	14.60	53%
____________
(1)Average TGP expense excludes unutilized firm transportation fees of $0.07 per Boe and $0.08 per Boe for the three months ended September 30, 2021 and 2020, respectively, and $0.10 per BOE and $0.04 per BOE for the nine months ended September 30, 2021 and 2020, respectively.

Our average realization percentages for crude oil, natural gas and NGLs increased for the three and nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to the overall increase in commodity prices between periods driven by the improvement in oil and gas product demand that occurred throughout 2020 and 2021. Additionally, we realized improved differentials resulting from 2021 sales contracts.

PDC ENERGY, INC.
Commodity Price Risk Management

We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price exchanges, and basis protection exchanges on a portion of our estimated crude oil and natural gas production. For our commodity exchanges, we ultimately realize the fixed price value related to the swaps. See Note 5 - Commodity Derivative Financial Instruments in Item 1. Financial Statements included elsewhere in this report for a summary of our derivative positions as of September 30, 2021.

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

The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price exchanges	$(98.0)	$69.7	$(166.4)	$231.7
Natural gas collars and fixed price exchanges	(32.6)	2.3	(40.1)	5.9
Natural gas basis protection exchanges	1.0	(5.1)	(8.9)	(10.1)
Total net settlements of commodity derivative instruments	(129.6)	66.9	(215.4)	227.5
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	132.9	(75.9)	20.4	(9.5)
Crude oil collars and fixed price exchanges	(82.4)	(25.2)	(326.0)	83.9
Natural gas collars and fixed price exchanges	(137.1)	(24.4)	(185.0)	(37.5)
Natural gas basis protection exchanges	(1.5)	(9.5)	(1.2)	(18.5)
Net change in fair value of unsettled commodity derivative instruments	(88.1)	(135.0)	(491.8)	18.4
Total commodity price risk management gain (loss), net	$(217.7)	$(68.1)	$(707.2)	$245.9

The significant movement in commodity prices during the three and nine months ended September 30, 2021 had an overall unfavorable impact on the fair values and settlements of our commodity derivatives.

Lease Operating Expense

Lease operating expense (“LOE”) increased by 22 percent to $45.6 million for the three months ended September 30, 2021 compared to $37.3 million for the three months ended September 30, 2020. The period-over-period increase in LOE was primarily attributable to (i) increased activities and payroll costs at our well locations from the COVID-19 induced downturn in 2020, (ii) $2.5 million of environmental and regulatory costs incurred in the third quarter of 2021, and (iii) vendor concessions experienced for the three months ended September 30, 2020. LOE per Boe increased 15 percent to $2.43 for the three months ended September 30, 2021 from $2.11 for the three months ended September 30, 2020.

PDC ENERGY, INC.
LOE increased by 6 percent to $129.8 million for the nine months ended September 30, 2021 compared to $122.7 million for the nine months ended September 30, 2020. The period-over-period increase in LOE was primarily due to (i) increased activities and payroll costs at our well locations from the COVID-19 induced downturn in 2020, (ii) $3.5 million of environmental and regulatory costs incurred in the first nine months of 2021, and (iii) fewer vendor concessions experienced for the nine months ended September 30, 2021 as compared to the same period in 2020 as the price of commodities has improved. LOE per Boe increased 5 percent to $2.50 for the nine months ended September 30, 2021 from $2.37 for the nine months ended September 30, 2020.

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

Production taxes increased 205 percent to $44.7 million for the three months ended September 30, 2021 compared to $14.6 million for the three months ended September 30, 2020. Production taxes per Boe increased 187 percent to $2.38 for the three months ended September 30, 2021 compared to $0.83 for the three months ended September 30, 2020. The increase in production taxes was primarily due to an increase in crude oil, natural gas and NGLs prices between periods.

Production taxes increased 147 percent to $101.1 million for the nine months ended September 30, 2021 compared to $40.9 million for the nine months ended September 30, 2020. Production taxes per Boe increased 147 percent to $1.95 for the nine months ended September 30, 2021 compared to $0.79 for the nine months ended September 30, 2020. The increase in production taxes was primarily due to an increase in crude oil, natural gas and NGLs prices between periods.

Transportation, Gathering and Processing Expense

TGP expense increased 10 percent to $26.7 million for the three months ended September 30, 2021 compared to $24.4 million for the three months ended September 30, 2020. TGP expense per Boe increased 3 percent to $1.42 for the three months ended September 30, 2021 compared to $1.38 for the three months ended September 30, 2020. The increase in TGP expense was primarily due to a 6 percent increase in production volumes between periods.

TGP expense increased 36 percent to $74.5 million for the nine months ended September 30, 2021 compared to $54.8 million for the nine months ended September 30, 2020. TGP expense per Boe increased 35 percent to $1.43 for the nine months ended September 30, 2021 compared to $1.06 for the nine months ended September 30, 2020. The overall increase in TGP expense for the nine months ended September 30, 2021 compared to the same period in 2020 was driven by a $14.5 million increase relating to transportation of our crude oil volumes delivered and $3.0 million of shortfall fees relating to our delivery commitment in the Delaware Basin. These increases were partially offset by a decrease in natural gas production in the Delaware Basin for the first nine months of 2021 compared to the same period in 2020.

Impairment of Properties and Equipment

There were no significant impairment charges recognized related to our proved and unproved oil and gas properties during the three and nine months ended September 30, 2021. If crude oil prices decline, or we change other estimates impacting future net cash flows (e.g. reserves, price differentials, future operating and/or development costs), our proved and unproved oil and gas properties could be subject to additional impairments in future periods.

During the three months ended March 31, 2020, we recorded impairment charges of $881.1 million. The impairment charges during the three months ended March 31, 2020 were due to a significant decline in crude oil prices, which was considered a triggering event that required us to assess our crude oil and natural gas properties for possible impairment.

General and Administrative Expense

General and administrative expense decreased 5 percent to $30.8 million for the three months ended September 30, 2021 compared to $32.5 million for the three months ended September 30, 2020, primarily due to a decrease in payroll and benefits related to the closure of our Bridgeport, West Virginia office in early 2021.

PDC ENERGY, INC.

General and administrative expense decreased 26 percent to $96.4 million for the nine months ended September 30, 2021 compared to $130.0 million for the nine months ended September 30, 2020, primarily due to $30.0 million in transaction and transition costs incurred in the first nine months of 2020 related to the SRC Acquisition and consultant fees related to our ERP implementation of $5.3 million.

Depreciation, Depletion and Amortization Expense

DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $167.7 million for the three months ended September 30, 2021 compared to $142.3 million for the comparable period in 2020. The increase in DD&A expense was primarily due to an increase in the weighted-average DD&A expense rate as a result of capitalized costs of wells turned-in-line since the third quarter of 2020 and an increase in production volumes between periods.

DD&A expense related to crude oil and natural gas properties was $472.7 million for the nine months ended September 30, 2021 compared to $463.5 million for the comparable period in 2020. The increase in total DD&A expense was primarily due an increase in the weighted-average DD&A expense rate as a result of capitalized costs of wells turned-in-line since the third quarter of 2020 partially offset by the proved property impairment recognized in the first quarter of 2020 in the Delaware Basin, which lowered the carrying value of our depletion base.

The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Increase (decrease) in production	$9.1	$(0.6)
Increase (decrease) in weighted-average depreciation, depletion and amortization rates	16.3	9.9
Total increase (decrease) in DD&A expense related to crude oil and natural gas properties	$25.4	$9.3

The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(per Boe)
Operating Region/Area
Wattenberg Field	$8.93	$8.33	$9.04	$8.80
Delaware Basin	9.01	6.87	9.54	10.06
Total weighted-average	8.94	8.16	9.10	9.08

PDC ENERGY, INC.
Interest Expense, net

Interest expense, net decreased $0.9 million to $20.1 million for the three months ended September 30, 2021 compared to $21.0 million for the three months ended September 30, 2020. The decrease was primarily related to reduced borrowings under our revolving credit facility between periods, partially offset by an increase in interest expense related to the issuance of an additional $150 million aggregate principal amount of the 2026 Senior Notes in September 2020.

Interest expense, net decreased $7.8 million to $59.2 million for the nine months ended September 30, 2021 compared to $67.0 million for the nine months ended September 30, 2020. The decrease was primarily related to a $10.6 million decrease due to reduced borrowings under our revolving credit facility between periods and a $2.8 million decrease related to the partial redemption in February 2020 of the 2025 Senior Notes. These decreases were partially offset by a $6.1 million increase in interest expense related to the issuance of an additional $150 million aggregate principal amount of the 2026 Senior Notes in September 2020.

Provision for Income Taxes

We recorded a full valuation allowance against our net deferred tax assets for the nine months ended September 30, 2021 and 2020 resulting in an effective income tax rate of 0.1 percent and 0.2 percent provision on income for the three and nine months ended September 30, 2021, respectively, and a 0.6 percent provision on loss and a 0.5 percent benefit on loss for the three and nine months ended September 30, 2020, respectively. The effective tax rate differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21 percent to pre-tax income due to the valuation allowance in effect for both periods.

At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2021, there was no change in our assessment of the realizability of our DTAs. Future events or new evidence which may lead us to conclude that it is more likely than not that our net DTAs will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained or continued improvements in oil prices, and taxable events that could result from one or more transactions.

As long as we conclude that we will continue to provide for a valuation allowance against our net deferred tax assets, we will likely not have any income tax expense or benefit other than for state income taxes.

Net Income (Loss)/Adjusted Net Income (Loss)

The factors impacting net income of $145.3 million and $49.2 million for the three and nine months ended September 30, 2021, respectively, and net loss of $30.8 million and $717.6 million for the three and nine months ended September 30, 2020, respectively, are discussed above.

Adjusted net income, a non-U.S. GAAP financial measure, was $233.4 million and $541.0 million for the three and nine months ended September 30, 2021, respectively. We recognized an adjusted net income of $104.2 million for the three months ended September 30, 2020 and an adjusted net loss of $736.0 million for the nine months ended September 30, 2020. With the exception of the tax-affected (when applicable) net change in fair value of unsettled commodity derivatives, the same factors impacted adjusted net income (loss). See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Financial Condition, Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows from operating activities, unused borrowing capacity from our revolving credit facility, proceeds raised in debt and equity capital market transactions, and other sources, such as asset sales.

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

We may use our available liquidity for operating activities, capital investments, working capital requirements, acquisitions, capital returns and for general corporate purposes. We maintain a significant capital investment program to execute our development plans, which requires capital expenditures to be made in periods prior to initial production from newly developed wells. From time to time, these activities may result in a working capital deficit; however, we do not believe that our working capital deficit as of September 30, 2021 is an indication of a lack of liquidity. We had working capital deficits of $568.7 million as of September 30, 2021 and $471.6 million as of December 31, 2020. The increase in working capital deficit since December 31, 2020 was primarily due to an increase in the fair value of derivative liabilities of $356.4 million partially offset by the retirement and redemption of our 2021 Convertible Notes for $200 million. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.

From time to time, we may seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise.

Liquidity
Our cash and cash equivalents were $99.9 million at September 30, 2021 and availability under our revolving credit facility was $1.6 billion, providing for a total liquidity position of $1.7 billion as of September 30, 2021. The borrowing base is primarily based on the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests. Based on our current production forecast for 2021, we expect 2021 cash flows from operations to exceed our capital investments in crude oil and natural gas properties.

Based on our expected cash flows from operations, our cash and cash equivalents and availability under our revolving credit facility, we believe that we will have sufficient capital available to fund our planned activities through the 12-month period following the filing of this report. We also believe that we will have sufficient expected cash flows from operations to allow us to repurchase additional shares pursuant to the Stock Repurchase Program and to pay potential future dividends.

Our revolving credit facility is available for working capital requirements, capital investments, acquisitions, to support letters of credit and for general corporate purposes. The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements to maintain: (a) a minimum current ratio of 1.0:1.0 and (b) a leverage ratio of not greater than 4.0:1.0. For purposes of the current ratio covenant, the revolving credit facility’s definition of total current assets, in addition to current assets as presented under U.S. GAAP, includes, among other things, unused commitments under the revolving credit facility. Additionally, the current ratio covenant calculation allows us to exclude the current portion of our long-term debt and other short-term loans from the U.S. GAAP total current liabilities amount. Accordingly, the existence of a working capital deficit under U.S. GAAP is not necessarily indicative of a violation of the current ratio covenant. At September 30, 2021, we were in compliance with all covenants in the revolving credit facility with a current ratio of 3.5:1.0 and a leverage ratio of 0.9:1.0.

PDC ENERGY, INC.
On November 2, 2021, we entered into a Fifth Amended and Restated Credit Agreement (the “New Credit Facility”) on substantially similar terms as those in our existing revolving credit facility. The New Credit Facility, led by JPMorgan Chase Bank, provides for an aggregate maximum credit amount of $2.5 billion, has an initial borrowing base of $2.4 billion and matures in November 2026. We elected an initial commitment amount of $1.5 billion. Other significant changes in terms include: (i) a decrease in the maximum leverage ratio from 4.0:1.00 to 3.50:1.00; (ii) replacement of all provisions and related definitions regarding LIBOR with a Secured Overnight Financing Rate based benchmark rate (“SOFR”); (iii) the ability to add certain sustainability-linked key performance indicators to be agreed upon between parties that may impact the applicable margin and commitment fee rate; (iv) the addition of an investment grade period election pursuant to which we have an option to remove our borrowing base limitations and terminate the liens securing the New Credit Facility when certain debt ratings are achieved; and (v) changes to certain of our covenant baskets and event of default provisions.

In October 2021, we notified the trustee of our 2024 Senior Notes of our intention to redeem approximately $200 million in aggregate principal amount of the notes at a redemption price of 101.531% of the principal plus accrued and unpaid interest. We made our payment on November 3, 2021, leaving an aggregate principal amount outstanding of $200 million. In addition, in October 2021, we notified the trustee of our 2025 Senior Notes of our intention to redeem all of the remaining outstanding principal amount of $102.3 million at a redemption price of 103.125 percent of the principal plus accrued and unpaid interest. We expect to repay our 2025 Senior Notes on December 1, 2021.

We expect to remain in compliance with the covenants under our credit facility and our Senior Notes throughout the 12-month period following the filing of this report.

Cash Flows

Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expense. Cash flows from operating activities increased $378.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase between periods was primarily due to a $895.2 million increase in revenue from crude oil, natural gas and NGLs sales, a $33.6 million decrease in general and administrative expense, and the timing of vendor payments. These increases were partially offset by a $215.4 million in cash settlement losses on commodity derivatives in the first nine months of 2021 compared to a $227.5 million in cash receipts from derivative settlements in the comparable period in 2020, a $60.2 million increase in production taxes and the timing of receivable collections between periods.

Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased by $406.7 million during the nine months ended September 30, 2021 to $1,059.5 million from $652.8 million during the nine months ended September 30, 2020. The increase was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted free cash flow, a non-U.S. GAAP financial measure, increased by $370.8 million during the nine months ended September 30, 2021 to $609.5 million compared to $238.7 million during the nine months ended September 30, 2020. The increase between periods was primarily due to the increase in cash flows from operating activities, as discussed above, and a decrease in capital investments in crude oil and natural gas properties.

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

Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $424.5 million during the nine months ended September 30, 2021 was primarily related to our drilling and completion activities of $428.8 million, partially offset by $4.7 million in proceeds from the sale of certain properties and equipment. Net cash used in investing activities of $583.9 million during the nine months ended September 30, 2020 was primarily related to our drilling and completion activities of $445.5 million and $139.8 million related to the closing of the SRC Acquisition.

PDC ENERGY, INC.
Financing Activities. Net cash used in financing activities of $506.0 million during the nine months ended September 30, 2021 was primarily due to net repayments on our credit facility of $168.0 million, redemption and retirement of our 2021 Convertible Notes for $200 million, the repurchase of 2.7 million shares of our common stock for $107.3 million pursuant to our Stock Repurchase Program and dividend payments totaling $23.6 million. Repurchases of our common stock may extend into 2023 based on current market conditions, although the board of directors could elect to suspend or terminate the program at any time, including if certain share price parameters are not achieved. As of September 30, 2021, $238.5 million out of the approved $525 million remained available for repurchases under the program. Further, in the second and third quarter of 2021, our board of directors declared and paid total cash dividends of $0.24 per common share. Future repurchases of common stock or dividend payments will be subject to approval by our board of directors and depend on our level of earnings, financial requirements, and other factors considered relevant by our board.

Net cash used in financing activities of $62.5 million during the nine months ended September 30, 2020 was a result of the redemption of a portion of the 2025 Senior Notes totaling $452.2 million and the repurchase and retirement of 1.3 million shares of our common stock totaling $23.8 million pursuant to our Stock Repurchase Program. These transactions were financed by our net borrowings under our credit facility of $281.0 million, proceeds from the issuance of 2026 Senior Notes of $148.5 million and cash flows from our operating activities.

Subsidiary Guarantor

PDC Permian, Inc., a Delaware corporation (the “Guarantor”), our wholly-owned subsidiary, guarantees our obligations under our 2024 Senior Notes, 2025 Senior Notes and 2026 Senior Notes (collectively, the “Senior Notes”). The Guarantor holds our assets located in the Delaware Basin. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor. The guarantees are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

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

	As of/Nine Months Ended		As of/Year Ended
	September 30, 2021		December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
	(in millions)
Assets
Current assets	$428.0	$56.2	$271.4	$(57.8)
Intercompany accounts receivable, guarantor subsidiary	25.4	—	107.3	—
Investment in guarantor subsidiary	1,767.2	—	1,767.2	—
Properties and equipment, net	3,888.8	937.5	3,982.1	877.1
Other non-current assets	51.6	4.6	56.6	4.3

Liabilities
Current liabilities	$985.4	$68.1	$751.3	$28.5
Intercompany accounts payable	—	12.0	—	94.2
Long-term debt	1,243.2	—	1,409.5	—
Other non-current liabilities	353.3	173.1	254.9	178.1

Statement of Operations
Crude oil, natural gas and NGLs sales	$1,440.4	$264.0	$968.8	$183.7
Commodity price risk management gain (loss), net	(707.2)	—	180.3	—
Total revenues	735.5	265.8	1,151.5	182.5
Production costs	239.0	66.4	227.0	71.6
Gross profit	1,201.4	197.6	741.8	112.1
Impairment of properties and equipment	0.3	—	2.0	880.4
Net income (loss)	(78.6)	128.2	(49.2)	(670.0)

Off-Balance Sheet Arrangements

At September 30, 2021, we had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital investments or capital resources.

Contractual Obligations

Since December 31, 2020, other than the Fifth Amended and Restated Credit Agreement entered into in November 2021, there have not been any significant, non-routine changes in our contractual obligations. For details of our contractual obligations, see Note 12 - Commitments and Contingencies, Item 8. Financial Statements and Supplementary Data, of our 2020 Form 10-K.

Recent Accounting Standards

There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effect on us as of September 30, 2021.

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

Reconciliation of Non-U.S. GAAP Financial Measures

We use “adjusted cash flows from operations”, “adjusted free cash flow (deficit)”, “adjusted net income (loss)” and “adjusted EBITDAX”, non-U.S. GAAP financial measures, for internal management reporting, when evaluating period-to-period changes and, in some cases, in providing public guidance on possible future results. In addition, we believe these are measures of our fundamental business and can be useful to us, investors, lenders, and other parties in the evaluation of our performance relative to our peers and in assessing acquisition opportunities and capital expenditure projects. These supplemental measures are not measures of financial performance under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss) or cash flows from operations, investing or financing activities and should not be viewed as liquidity measures or indicators of cash flows reported in accordance with U.S. GAAP. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. In the future, we may disclose different non-U.S. GAAP financial measures in order to help us and our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure.

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

PDC ENERGY, INC.
The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Cash flows from operations to adjusted cash flows from operations and adjusted free cash flow:
Net cash from operating activities	$450.4	$280.1	$1,027.8	$649.3
Changes in assets and liabilities	(33.9)	(18.7)	31.7	3.5
Adjusted cash flows from operations	416.5	261.4	1,059.5	652.8
Capital expenditures for development of crude oil and natural gas properties	(188.5)	(57.6)	(428.8)	(445.5)
Change in accounts payable related to capital expenditures for oil and gas development activities	40.1	24.2	(21.2)	31.4
Adjusted free cash flow	$268.1	$228.0	$609.5	$238.7

Net income (loss) to adjusted net income (loss):
Net income (loss)	$145.3	$(30.8)	$49.2	$(717.6)
Loss (gain) on commodity derivative instruments	217.7	68.1	707.2	(245.9)
Net settlements on commodity derivative instruments	(129.6)	66.9	(215.4)	227.5
Tax effect of above adjustments (1)	—	—	—	—
Adjusted net income (loss)	$233.4	$104.2	$541.0	$(736.0)

Net income (loss) to adjusted EBITDAX:
Net income (loss)	$145.3	$(30.8)	$49.2	$(717.6)
Loss (gain) on commodity derivative instruments	217.7	68.1	707.2	(245.9)
Net settlements on commodity derivative instruments	(129.6)	66.9	(215.4)	227.5
Non-cash stock-based compensation	5.8	5.4	17.3	17.4
Interest expense, net	20.1	21.0	59.2	67.0
Income tax expense (benefit)	0.2	0.2	0.1	(3.5)
Impairment of properties and equipment	0.1	1.2	0.3	882.3
Exploration, geologic and geophysical expense	0.2	0.2	0.9	1.0
Depreciation, depletion and amortization	169.6	144.5	478.6	470.2
Accretion of asset retirement obligations	2.8	2.4	9.2	7.4
Loss (gain) on sale of properties and equipment	(0.2)	(0.3)	(0.6)	(0.6)
Adjusted EBITDAX	$432.0	$278.8	$1,106.0	$705.2

Cash from operating activities to adjusted EBITDAX:
Net cash from operating activities	$450.4	$280.1	$1,027.8	$649.3
Interest expense, net	20.1	21.0	59.2	67.0
Amortization and write-off of debt discount, premium and issuance costs	(3.5)	(3.6)	(11.2)	(12.5)
Exploration, geologic and geophysical expense	0.2	0.2	0.9	1.0
Other	(1.2)	(0.2)	(2.4)	(3.1)
Changes in assets and liabilities	(34.0)	(18.7)	31.7	3.5
Adjusted EBITDAX	$432.0	$278.8	$1,106.0	$705.2
_____________
(1)Due to the full valuation allowance recorded against our net deferred tax assets, there is no tax effect for the three and nine months ended September 30, 2021 and 2020.

PDC ENERGY, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Sensitive Instruments and Risk Management

We are exposed to market risks associated with interest rates, commodity price and credit risks. We have established risk management processes to monitor and manage these market risks.

Interest Rate Risk

Changes in interest rates affect the amount of interest we earn on our interest bearing cash, cash equivalents and restricted cash accounts and the interest we pay on borrowings under our revolving credit facility. Our Senior Notes have fixed rates, and therefore near-term changes in interest rates do not expose us to risk of earnings or cash flow loss; however, near-term changes in interest rates may affect the fair value of our fixed-rate debt.

As of September 30, 2021, we had no outstanding balance on our revolving credit facility.

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

Based on a sensitivity analysis as of September 30, 2021, we estimate that a ten percent increase in natural gas, crude oil prices and the propane portion of NGLs prices, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in an increase in the fair value of our net derivative liabilities of $131.7 million, whereas a ten percent decrease in prices would have resulted in a decrease in fair value of our net derivative liabilities of $130.3 million. The potential increase in the fair value of our net derivative liabilities would be recorded in statements of operations as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

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

PDC ENERGY, INC.
Disclosure of Limitations

Because the information above included only those exposures that existed at September 30, 2021, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report.

RISK FACTORS

We face many risks. Each of these risk factors could adversely affect our business, operating results, and financial condition as well as the value of an investment in our common stock are described under Item 1A, Risk Factors, of our 2020 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

There have been no material changes from the risk factors previously disclosed in our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about our purchases of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July	283,191	$41.10	280,000	$286.7
August	915,811	39.30	915,000	250.7
September	281,058	43.47	281,058	238.5
Total third quarter 2021 purchases	1,480,060	40.43	1,476,058	238.5
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION

On November 2, 2021, we entered into a New Credit Facility agreement. Information regarding the New Credit Facility can be found in Note 8 - Long Term Debt to our condensed consolidated financial statements included elsewhere in this report.

PDC ENERGY, INC.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1
Fifth Amended and Restated Credit Agreement, dated as of November 2, 2021, among PDC Energy, Inc. as Borrower, each of the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders.
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

PDC Energy, Inc.
(Registrant)

Date: November 3, 2021	/s/ Barton Brookman
Barton Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Senior Vice President and Chief Financial Officer
(principal financial officer)