Form 10-Q
period 2022-06-30
PDC ENERGY, INC.
filed 2022-08-04
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 96,307,108 shares of the Company's Common Stock ($0.01 par value) were outstanding as of July 26, 2022.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future production, costs and cash flows; impacts from the acquisition and integration of Great Western, including changes in results of operations, production volumes and costs per Boe, DD&A per Boe, general and administrative expenses, and interest expense in the second half of 2022; impacts of Colorado political matters, including recent rulemaking initiatives influencing our ability to continue to obtain permits; drilling locations, zones and growth opportunities; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; adequacy of midstream infrastructure; the return of capital to shareholders through buybacks of shares and/or payments of dividends; ongoing compliance with our legacy PDC consent decree and Great Western’s compliance order on consent; expected impact from emission reduction initiatives; risk of our counterparties’ non-performance on derivative instruments; tax matters; and our ability to fund planned activities.

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
•difficulties in integrating our operations as a result of any significant acquisitions, including the acquisition of Great Western Petroleum, LLC (“Great Western”), or acreage exchanges;
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
•an unanticipated assumption of liabilities or other problems with the Great Western acquisition or other acquisitions we may pursue;
•civil unrest, terrorist attacks and cyber threats;
•risks associated with recent inflationary trends and the potential for a recession; and
•success of strategic plans, expectations and objectives for our future operations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$38,528	$33,829
Accounts receivable, net	723,415	398,605
Fair value of derivatives	14,643	17,909
Prepaid expenses and other current assets	11,726	8,230
Total current assets	788,312	458,573
Properties and equipment, net	7,087,772	4,814,865
Fair value of derivatives	26,967	15,177
Other assets	73,190	48,051
Total Assets	$7,976,241	$5,336,666

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$285,414	$127,891
Production tax liability	242,653	99,583
Fair value of derivatives	702,329	304,870
Funds held for distribution	548,185	285,861
Accrued interest payable	14,683	10,482
Other accrued expenses	85,021	91,409
Total current liabilities	1,878,285	920,096
Long-term debt	1,698,047	942,084
Asset retirement obligations	146,020	127,526
Fair value of derivatives	235,630	95,561
Deferred income taxes	186,383	26,383
Other liabilities	361,155	314,769
Total liabilities	4,505,520	2,426,419

Commitments and contingent liabilities

Stockholders’ equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 97,047,329 and 96,468,071 issued as of June 30, 2022 and December 31, 2021, respectively	970	965
Additional paid-in capital	3,096,523	3,161,941
Retained earnings (accumulated deficit)	380,467	(249,954)
Treasury shares - at cost, 120,143 and 54,960 as of June 30, 2022 and December 31, 2021, respectively	(7,239)	(2,705)
Total stockholders’ equity	3,470,721	2,910,247
Total Liabilities and Stockholders’ Equity	$7,976,241	$5,336,666

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Crude oil, natural gas and NGLs sales	$1,237,680	$533,141	$2,120,058	$1,001,260
Commodity price risk management gain (loss), net	(101,976)	(308,253)	(670,031)	(489,509)
Other income	2,787	3,981	4,912	3,154
Total revenues	1,138,491	228,869	1,454,939	514,905
Costs, expenses and other
Lease operating expense	70,611	42,395	124,767	84,199
Production taxes	89,251	26,968	152,167	56,460
Transportation, gathering and processing expense	29,584	25,989	57,555	47,721
Exploration, geologic and geophysical expense	320	286	573	640
General and administrative expense	45,649	32,843	79,756	65,520
Depreciation, depletion and amortization	191,061	162,210	342,116	308,973
Accretion of asset retirement obligations	3,352	3,232	6,339	6,360
Impairment of properties and equipment	510	62	1,453	252
Loss (gain) on sale of properties and equipment	498	(129)	373	(341)
Other expense	—	2,145	—	2,193
Total costs, expenses and other	430,836	296,001	765,099	571,977
Income (loss) from operations	707,655	(67,132)	689,840	(57,072)
Interest expense, net	(17,565)	(20,060)	(30,510)	(39,101)
Gain on bargain purchase	100,273	—	100,273	—
Income (loss) before income taxes	790,363	(87,192)	759,603	(96,173)
Income tax benefit (expense)	(127,982)	155	(129,182)	100
Net income (loss)	$662,381	$(87,037)	$630,421	$(96,073)

Earnings (loss) per share:
Basic	$6.83	$(0.88)	$6.52	$(0.97)
Diluted	$6.74	$(0.88)	$6.42	$(0.97)

Weighted average common shares outstanding:
Basic	96,982	99,187	96,632	99,445
Diluted	98,246	99,187	98,150	99,445

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$630,421	$(96,073)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	209,777	403,723
Depreciation, depletion and amortization	342,116	308,973
Impairment of properties and equipment	1,453	252
Accretion of asset retirement obligations	6,339	6,360
Non-cash stock-based compensation	12,770	11,515
(Gain) loss on sale of properties and equipment	373	(341)
Amortization of debt discount, premium and issuance costs	2,715	7,714
Deferred income taxes	128,481	—
Gain on bargain purchase	(100,273)	—
Other	(700)	875
Changes in assets and liabilities	2,909	(65,632)
Net cash from operating activities	1,236,381	577,366
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(533,592)	(240,266)
Capital expenditures for midstream assets	(3,015)	—
Capital expenditures for other properties and equipment	(2,537)	(274)
Cash paid for acquisition of an exploration and production business	(1,068,241)	—
Proceeds from sale of properties and equipment	461	4,414
Proceeds from divestitures	465	—
Net cash from investing activities	(1,606,459)	(236,126)
Cash flows from financing activities:
Proceeds from revolving credit facility and other borrowings	1,372,000	429,800
Repayment of revolving credit facility and other borrowings	(617,000)	(597,800)
Payment of debt issuance costs	(47)	—
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(16,860)	(5,656)
Purchase of treasury shares under stock repurchase program	(295,005)	(47,694)
Dividends paid	(59,219)	(11,885)
Principal payments under financing lease obligations	(962)	(879)
Net cash from financing activities	382,907	(234,114)
Net change in cash and cash equivalents	12,829	107,126
Cash, cash equivalents and restricted cash, beginning of period	33,829	2,623
Cash, cash equivalents and restricted cash, end of period	$46,658	$109,749

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except dividends per share)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	96,468	$965	$3,161,941	(55)	$(2,705)	$(249,954)	$2,910,247
Net income (loss)	—	—	—	—	—	(31,960)	(31,960)
Stock-based compensation	655	7	1,798	—	3,669	—	5,474
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(164)	(9,203)	—	(9,203)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(53)	(2)	(3,022)	53	3,024	—	—
Retirement of treasury shares	(1,320)	(13)	(83,508)	1,320	83,521	—	—
Issuance of treasury shares	—	—	—	67	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(1,326)	(85,339)	—	(85,339)
Dividends declared ($0.25 per share)	—	—	(24,468)	—	—	—	(24,468)
Balance, March 31, 2022	95,750	957	3,052,741	(105)	(7,033)	(281,914)	2,764,751
Net income (loss)	—	—	—	—	—	662,381	662,381
Issuance of stock pursuant to acquisition	4,007	40	293,274	—	—	—	293,314
Stock-based compensation	337	3	6,924	—	369	—	7,296
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(101)	(7,657)	—	(7,657)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(101)	(1)	(7,635)	101	7,636	—	—
Retirement of treasury shares	(2,946)	(29)	(214,123)	2,946	214,152	—	—
Issuance of treasury shares	—	—	—	5	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(2,966)	(214,706)	—	(214,706)
Dividends declared ($0.35 per share)	—	—	(34,658)	—	—	—	(34,658)
Balance, June 30, 2022	97,047	$970	$3,096,523	(120)	$(7,239)	$380,467	$3,470,721

See accompanying Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2021	99,759	$998	$3,387,754	(38)	$(949)	$(772,265)	$2,615,538
Net income (loss)	—	—	—	—	—	(9,036)	(9,036)
Stock-based compensation	209	2	3,670	—	1,348	—	5,020
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(81)	(2,356)	—	(2,356)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(33)	—	(1,091)	33	1,091	—	—
Retirement of treasury shares	(568)	(6)	(21,061)	568	21,067	—	—
Issuance of treasury shares	—	—	—	65	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(598)	(22,098)	—	(22,098)
Balance, March 31, 2021	99,367	994	3,369,272	(51)	(1,897)	(781,301)	2,587,068
Net income (loss)	—	—	—	—	—	(87,037)	(87,037)
Stock-based compensation	295	3	5,742	—	750	—	6,495
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(92)	(3,300)	—	(3,300)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(78)	(1)	(2,807)	78	2,808	—	—
Retirement of treasury shares	(677)	(7)	(26,922)	684	27,235	—	306
Issuance of treasury shares	—	—	—	22	—		—
Purchase of treasury shares	—	—	—	(661)	(26,509)	—	(26,509)
Dividends declared ($0.12 per share)	—	—	(12,117)	—	—	—	(12,117)
Balance, June 30, 2021	98,907	$989	$3,333,168	(20)	$(913)	$(868,338)	$2,464,906
See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in west Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the horizontal Wolfcamp zones. As of June 30, 2022, we owned an interest in approximately 4,200 gross productive wells.
The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2021 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2021 Form 10-K. Our results of operations and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
NOTE 2 - BUSINESS COMBINATION
On May 6, 2022, we completed the acquisition of Great Western Petroleum, LLC (“Great Western”), for approximately $1.4 billion, inclusive of Great Western’s net debt (the “Great Western Acquisition”). Great Western was an independent oil and gas company focused on the exploration, production and development of crude oil and natural gas in the Wattenberg Field of Colorado. The consideration paid was $542.5 million in cash and approximately $4.0 million shares of our common stock, valued at $293.3 million on the acquisition date. In addition, we paid off the Great Western secured credit facility totaling $235.8 million and irrevocably deposited $361.2 million on Great Western’s behalf to pay and discharge on May 20, 2022 Great Western’s 12 percent senior secured notes due 2025, inclusive of unpaid accrued interest and a premium for early termination. The cash portion of the purchase price and the termination of Great Western’s debt were funded through a combination of cash on hand and availability under our revolving credit facility.
Purchase Price Allocation
The Great Western Acquisition has been accounted for using the acquisition method under Accounting Standards Codification (“ASC”) 805, Business Combinations, with PDC being treated as the accounting acquirer. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values, while transaction and integration costs associated with the acquisition were expensed as incurred.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

The following table presents our preliminary allocation of the total purchase price of Great Western to the identifiable assets acquired and liabilities assumed based on the fair values as of the acquisition date:

(in thousands, except share and per share data)
Consideration:
Cash	$542,500
Retirement of Great Western’s credit facility	235,822
Extinguishment of Great Western’s secured senior notes	361,231
Total cash consideration	1,139,553

Common stock issued	4,007,018
Fair value of PDC common stock on May 6, 2022	$73.20
Total fair value of common stock issued	293,314

Total consideration	$1,432,867

Assets acquired:
Cash	$63,183
Accounts receivable	164,433
Other current assets	3,684
Properties and equipment, net - proved	2,088,927
Properties and equipment, net - other	7,035
Other noncurrent assets	21,888
Total assets acquired	$2,349,150

Liabilities assumed:
Accounts payable	$(131,376)
Production tax liability	(110,940)
Funds held for distribution	(162,945)
Other current liabilities	(3,903)
Fair value of derivatives	(319,600)
Asset retirement obligations	(22,926)
Deferred tax liabilities	(31,518)
Other liabilities	(32,802)
Total liabilities assumed	(816,010)

Total identifiable net assets acquired	$1,533,140
Gain on bargain purchase	100,273
Purchase price consideration	$1,432,867

Determining the fair values of the assets and liabilities of Great Western requires judgement and certain assumptions to be made, the most significant of these being related to the valuation of crude oil and natural gas properties. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs and assumptions to the valuation of proved and unproved crude oil and natural gas properties include estimates of reserve volumes, future operating and development costs, future commodity prices, lease terms and expirations and a market-based weighted-average cost of capital rate of 14.25 percent. These inputs require significant judgments and estimates by management at the time of the valuation. Due to this, the final purchase price allocation is considered an ongoing process and we anticipate the measurement period may extend into the fourth quarter of 2022.
ASC 805, Business Combinations, requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Great Western Acquisition resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $100.3 million and is shown as a gain on bargain purchase on our condensed consolidated statement of operations, net of related income taxes of $31.5 million. Upon completion of our assessment, we concluded that recording a gain on bargain purchase was appropriate and required under ASC 805. The bargain purchase was primarily attributable to the increase in commodity price forecasts from the date we entered into the definitive purchase agreement with Great Western, February 26, 2022, to the closing date of the acquisition, May 6, 2022, when the fair value of crude oil and natural gas reserves acquired were determined. Additionally, the majority of the acquisition consideration was fixed and therefore did not fluctuate in the event of market increases or decreases between the date of entry into the agreement through the closing date.
The results of operations for the Great Western Acquisition since the closing date have been included on our condensed consolidated financial statements for the three and six months ended June 30, 2022 and include approximately $191.0 million of total revenue and $133.3 million of income from operations. During the three and six months ended June 30, 2022, we recognized total transaction costs of $10.6 million, which are included in general and administrative expense on the condensed consolidated statement of operations.

Pro Forma Information. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and six months ended June 30, 2022, assuming the acquisition had been completed as of January 1, 2021. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including (i) our common stock issued to the owners of Great Western, (ii) the increase in depletion reflecting the relative fair values and production volumes attributable to Great Western’s properties and the revision to the depletion rate reflecting the reserve volumes acquired, (iii) adjustments to interest expense as a result of payoff of Great Western’s credit facility and secured senior notes, (iv) the adjustment to reflect the gain on bargain purchase, and (v) the estimated tax impacts of the pro forma adjustments. In addition, pro forma earnings were adjusted to exclude acquisition-related costs incurred by us and Great Western totaling approximately $25.3 million and $28.5 million for the three and six months ended June 30, 2022, respectively, and included the total costs of $28.5 million for the six months ended June 30, 2021.

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands, except per share data)
Total revenue	$1,154,220	$254,588	$1,506,567	$618,988
Net income (loss)	574,887	(160,895)	491,127	(121,460)

Earnings (loss) per share:
Basic	$5.83	$(1.56)	$4.94	$(1.17)
Diluted	5.76	(1.56)	4.87	(1.17)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 3 - REVENUE RECOGNITION
Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue by Commodity and Operating Region	2022	2021	Percent Change	2022	2021	Percent Change
	(in thousands)
Crude oil
Wattenberg Field	$599,162	$291,551	106%	$1,051,073	$527,514	99%
Delaware Basin	141,671	59,148	140%	239,509	96,836	147%
Total	$740,833	$350,699	111%	1,290,582	624,350	107%
Natural gas
Wattenberg Field	$237,713	$74,664	218%	381,412	171,686	122%
Delaware Basin	40,004	11,139	259%	59,429	19,763	201%
Total	$277,717	$85,803	224%	440,841	191,449	130%
NGLs
Wattenberg Field	$181,552	$83,505	117%	320,427	161,282	99%
Delaware Basin	37,578	13,134	186%	68,208	24,179	182%
Total	$219,130	$96,639	127%	388,635	185,461	110%
Crude oil, natural gas and NGLs
Wattenberg Field	$1,018,427	$449,720	126%	1,752,912	860,482	104%
Delaware Basin	219,253	83,421	163%	367,146	140,778	161%
Total	$1,237,680	$533,141	132%	$2,120,058	$1,001,260	112%
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
The following table presents the changes in carrying amounts of the contract assets for the six months ended June 30, 2022:

(in thousands)
Beginning balance	$15,472
Reductions to assets previously recognized (1)	(12,307)
Amortized as a reduction to crude oil, natural gas and NGLs sales	(429)
Ending balance	$2,736
_____________
(1) The reductions to our contract asset amounts previously recognized is due to the continued improvements in natural gas prices in 2022, which resulted in us receiving reimbursements from our third party gas processor during 2022 as part of our long-term gas processing agreement.

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
June 30, 2022
(Unaudited)

Our crude oil and natural gas fixed-price exchanges and basis exchanges are included in Level 2. Our collars are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis as of the dates indicated:

		June 30, 2022			December 31, 2021
	Condensed Consolidated Balance Sheet Line Item	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(in thousands)
Derivative assets
Current	Fair value of derivatives	$2,555	$12,088	$14,643	$—	$17,909	$17,909
Non-current	Fair value of derivatives	8,378	18,589	26,967	605	14,572	15,177
Total		$10,933	$30,677	$41,610	$605	$32,481	$33,086

Derivative liabilities
Current	Fair value of derivatives	$(526,359)	$(175,970)	$(702,329)	$(230,695)	$(74,175)	$(304,870)
Non-current	Fair value of derivatives	(175,402)	(60,228)	(235,630)	(74,715)	(20,846)	(95,561)
Total		$(701,761)	$(236,198)	$(937,959)	$(305,410)	$(95,021)	$(400,431)
The following table presents a reconciliation of our Level 3 assets and liabilities measured at fair value for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fair value of Level 3 instruments, net asset (liability) beginning of period	$(226,211)	$(36,234)	$(62,540)	$(8,427)
Changes in fair value included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	(63,157)	(94,131)	(272,928)	(127,520)
Settlements included on condensed consolidated statement of operations line items:
Commodity price risk management gain (loss), net	83,848	12,380	129,948	17,962
Fair value of Level 3 instruments, net asset (liability) end of period	$(205,520)	$(117,985)	$(205,520)	$(117,985)

Net change in fair value of Level 3 unsettled derivatives included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	$(39,192)	$(81,417)	$(150,253)	$(93,867)
The significant unobservable input used in the fair value measurement of our derivative contracts is the implied volatility curve. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of our Level 3 derivative contracts. There has been no change in the methodology we apply to measure the fair value of our Level 3 derivative contracts during the periods covered by the financial statements.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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
Long-term Debt. The portion of our long-term debt related to our revolving credit facility approximates fair value, as the applicable interest rates are variable and reflective of market rates. We have elected not to account for the portion of our debt related to our senior notes under the fair value option; however, we have determined an estimate of the fair values based on measurements of trading activity and broker or dealer quotes, which are published market prices, and therefore are Level 2 inputs. The table below presents these estimates of the fair value of the portion of our long-term debt related to our senior notes as of the dates indicated:

		June 30, 2022		December 31, 2021
	Nominal Interest	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
		(in millions)		(in millions)
Senior Notes:
2024 Senior Notes	6.125%	198,800	99.4%	$202.8	101.4%
2026 Senior Notes	5.75%	704,250	93.9%	775.5	103.4%
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
We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. Depending on changes in crude oil and natural gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. As of June 30, 2022, we had derivative instruments in place for a portion of our anticipated production in 2022 through 2025. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations. The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statement of Operations Line Item	2022	2021	2022	2021
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$(298,661)	$(55,135)	$(460,254)	$(85,786)
Net change in fair value of unsettled derivatives	196,685	(253,118)	(209,777)	(403,723)
Total commodity price risk management gain (loss), net	$(101,976)	$(308,253)	$(670,031)	$(489,509)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Commodity Derivative Contracts. As of June 30, 2022, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is presented:

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu)	Weighted Average Contract Price	Fair Value June 30, 2022 (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2022	2,736	$53.18	$67.33	6,852	$58.35	$(362,341)
2023	5,937	61.27	83.11	9,804	66.42	(258,320)
2024	825	65.91	89.58	6,126	70.59	(46,487)
2025	—	—	—	2,640	75.10	3,851
Total Crude Oil	9,498			25,422		(663,297)

Natural Gas
NYMEX
2022	21,063	3.13	4.65	29,642	2.95	(112,700)
2023	17,227	3.17	4.86	41,825	3.05	(82,080)
2024	—	—	—	26,160	3.54	(20,566)
2025	—	—	—	4,980	4.84	2,420
	38,290			102,607		(212,926)
CIG
2023	—	—	—	8,760	3.39	(9,279)
2025	—	—	—	4,800	3.10	(3,756)
	—			13,560		(13,035)

Total Natural Gas	38,290			116,167		(225,961)

Basis Protection - Natural Gas
CIG
2022				50,430	(0.27)	2,137
2023				57,782	(0.29)	(6,844)
2024				26,160	(0.39)	(2,113)
2025				4,980	(0.37)	(271)
Total Basis Protection - Natural Gas				139,352		(7,091)

Commodity Derivatives Fair Value						$(896,349)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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
The following table reflects the impact of netting agreements on gross derivative assets and liabilities as of June 30, 2022:

	Total Gross Amount Presented on the Balance Sheet	Effect of Master Netting Agreements	Total Net Amount
	(in thousands)
Derivative assets:
Derivative instruments, at fair value	$41,610	$(41,610)	$—

Derivative liabilities:
Derivative instruments, at fair value	$937,959	$(41,610)	$896,349
Derivative Counterparties. Our commodity derivative instruments expose us to the risk of non-performance by our counterparties. We use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at June 30, 2022; however, this determination may change.

NOTE 6 - PROPERTIES AND EQUIPMENT, NET
The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization (“DD&A”) as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$10,729,089	$8,310,018
Unproved	285,926	306,181
Total crude oil and natural gas properties	11,015,015	8,616,199
Equipment and other	76,505	63,099
Land and buildings	25,406	19,928
Construction in progress	567,100	371,968
Properties and equipment, at cost	11,684,026	9,071,194
Accumulated DD&A	(4,596,254)	(4,256,329)
Properties and equipment, net	$7,087,772	$4,814,865
Impairment of Oil and Gas Properties. There were no significant impairment charges recognized related to our proved and unproved properties during the six months ended June 30, 2022 and 2021.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Suspended Well Costs. The following table presents the capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment for the periods presented:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(in thousands, except for number of wells)
Beginning balance	$—	$7,459
Additions to capitalized exploratory well costs pending the determination of proved reserves	9,613	5,902
Reclassifications to proved properties	—	(13,361)
Ending balance	$9,613	$—

Number of wells pending determination at period-end	1	—
As of June 30, 2022, there were no exploratory well costs that were capitalized for more than one year.
NOTE 7 - ACCOUNTS RECEIVABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Crude oil, natural gas and NGLs sales	$683,787	$368,991
Joint interest billings	30,766	24,860
Other	15,069	10,809
Allowance for doubtful accounts	(6,207)	(6,055)
Accounts receivable, net	$723,415	$398,605
Other Accrued Expenses. The following table presents the components of other accrued expenses as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Employee benefits	$18,801	$29,319
Asset retirement obligations	31,913	32,146
Environmental expenses	13,342	11,942
Operating and finance leases	7,189	7,197
Other	13,776	10,805
Other accrued expenses	$85,021	$91,409
Other Liabilities. The following table presents the components of other liabilities as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Deferred midstream gathering credits	$154,700	$159,788
Deferred oil gathering credits	15,075	16,080
Production taxes	154,895	131,865
Operating and finance leases	33,602	6,274
Other	2,883	762
Other liabilities	$361,155	$314,769
Deferred Midstream Gathering Credits. In 2019, we entered into agreements pursuant to which we dedicated the gathering of certain of our production and all water gathering and disposal volumes in the Delaware Basin. The terms of these

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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
The following table presents the amortization charges related to our deferred credits recognized on the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Transportation, gathering and processing expense	$2,228	$1,779	$4,222	$3,300
Lease operating expense	859	647	1,467	1,085

NOTE 8 - LONG-TERM DEBT
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $7.0 million and $7.9 million as of June 30, 2022 and December 31, 2021, respectively, consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Revolving credit facility due November 2026	$755,000	$—
6.125% Senior Notes due September 2024	198,919	198,674
5.75% Senior Notes due May 2026	744,128	743,410
Total debt, net of unamortized discount, premium and debt issuance costs	$1,698,047	$942,084
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
As of June 30, 2022, we had a borrowing base of $3.0 billion, an elected commitment of $1.5 billion and availability under our revolving credit facility of $724.6 million, net of $20.4 million of letters of credit outstanding.
The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the Secured Overnight Financing Rate (“SOFR”) for one month, plus a premium) or, at our election, a rate equal to SOFR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of June 30, 2022, the applicable interest

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

margin is 1.25 percent for the alternate base rate option or 2.25 percent for the SOFR option, and the unused commitment fee is 0.50 percent. Principal payments are generally not required until the maturity date of the revolving credit facility, unless the borrowing base falls below the outstanding balance. The Restated Credit Agreement also includes the ability to add certain sustainability-linked key performance indicators to be agreed upon between us, the administrative agent and a majority of the lenders and that may impact the applicable margin and commitment fee rate.
The revolving credit facility contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined per the revolving credit facility, including a minimum current ratio of 1.0:1.0 and a maximum leverage ratio of 3.5:1.0; (ii) restrictions on the payment of cash dividends; (iii) limits on the incurrence of additional indebtedness; (iv) prohibition on the entry into commodity hedges exceeding a specified percentage of our expected production; and (v) restrictions on mergers and dispositions of assets. As of June 30, 2022, we were in compliance with all covenants related to our revolving credit facility.
As of June 30, 2022 and December 31, 2021, debt issuance costs related to our revolving credit facility were $15.2 million and $16.9 million, respectively, and are included in other assets on our condensed consolidated balance sheets.
Senior Notes
The following table summarizes the face values, interest rates, maturity dates, semi-annual interest payment dates, and optional redemption periods related to our outstanding senior note obligations as of June 30, 2022:

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
The indentures governing the Senior Notes contain covenants and restricted payment provisions that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries. As of June 30, 2022, we were in compliance with all covenants and all restricted payment provisions related to our Senior Notes.
Our wholly-owned subsidiaries, PDC Permian, Inc. and Pioneer Water Pipeline LLC (acquired in connection with the Great Western Acquisition), are each a guarantor of our obligations under the 2024 Senior Notes and the 2026 Senior Notes (collectively, the “Senior Notes”) and our credit facility.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 9 - LEASES
We have operating leases for office space and well equipment, and finance leases for vehicles. Our leases have remaining lease terms ranging from one to eleven years. We had short-term lease costs of $80.8 million and $71.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $155.5 million and $110.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Our short-term lease costs include amounts that are capitalized as part of the cost of assets and are recorded as properties and equipment, or recognized as expense.
The following table presents the balance sheet classification of our leases as of the dates indicated:

Leases	Condensed Consolidated Balance Sheet Line Item	June 30, 2022	December 31, 2021
		(in thousands)
Operating lease right-of-use assets	Other assets	$16,198	$7,630
Finance lease right-of-use assets	Properties and equipment, net	6,352	3,483
Total right-of-use assets		$22,550	$11,113

Operating lease obligation - current	Other accrued expenses	5,123	5,937
Operating lease obligation - non-current	Other liabilities	29,298	4,044
Finance lease obligation - current	Other accrued expenses	2,066	1,260
Finance lease obligation - non-current	Other liabilities	4,304	2,230
Total lease liabilities		$40,791	$13,471

Weighted average remaining lease term (years)		7.6	2.8
Weighted average discount rate		5.0%	4.8%

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties for the six months ended June 30, 2022:

(in thousands)
Asset retirement obligations at beginning of period	$159,672
Obligations incurred with development activities and other	2,744
Obligations incurred with acquisition	22,926
Accretion expense	6,339
Revisions in estimated cash flows	(284)
Obligations discharged with asset retirements and divestitures	(13,464)
Asset retirement obligations at end of period	177,933
Current portion (1)	(31,913)
Long-term portion	$146,020
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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES
Commitments. We routinely enter into, extend or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing and facility expansion agreements for pipeline capacity and water delivery and disposal commitments. There were no significant commitments entered into during the six months ended June 30, 2022, other than the commitments assumed as a result of the Great Western Acquisition, which included certain sales, transportation, gathering and processing contractual obligations. The aggregate committed volume and related amounts acquired as of June 30, 2022 are presented in the table below:

	Period ending June 30,
	2023	2024	2025	2026	2027	Thereafter	Total	Expiration Date for Thereafter
Natural gas (MMcf)	17,086	17,133	17,086	17,086	17,086	38,525	124,002	September 30, 2029
Natural gas (MMBtu)	6,726	6,726	6,744	6,726	6,726	1,695	35,343	September 30, 2027
Crude oil (MBbls)	14,174	13,847	11,111	7,300	1,840	—	48,272	N/A

Dollar commitment (in thousands)	$77,197	76,447	$66,815	$56,545	$44,492	$57,362	$378,858

For details of our existing commitments excluding the Great Western Acquisition, refer to Note 13 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our Form 10-K for the year ended December 31, 2021.
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

NOTE 12 - COMMON STOCK
Stock-Based Compensation Plans
2018 Equity Incentive Plan. In May 2020, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance pursuant to our long-term equity compensation plan for employees and non-employee directors (the “2018 Plan”) to 7,050,000 shares. As of June 30, 2022, there were 3,829,031 shares available for grant under the 2018 Plan.
2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, approved in 2013 (the “2010 Plan”), remains outstanding and we continue to use the 2010 Plan to grant awards. No awards may be granted under the 2010 Plan on or after June 5, 2023. As of June 30, 2022, there were 248,843 shares available for grant under the 2010 Plan.
The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
General and administrative expense	$6,738	$6,113	$11,920	$10,941
Lease operating expense	558	382	850	574
Total stock-based compensation expense	$7,296	$6,495	$12,770	$11,515

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

    Restricted Stock Units
The following table presents the changes in non-vested time-based RSUs to eligible employees, including executive officers, for the six months ended June 30, 2022:

	Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at beginning of period	1,165,187	$25.33
Granted	344,106	70.58
Vested	(538,750)	25.78
Forfeited	(32,552)	38.87
Non-vested at end of period	937,991	41.21
The weighted average grant-date fair value of restricted stock units was $70.58 and $33.32 for the six months ended June 30, 2022 and 2021, respectively. The total grant-date fair value of restricted stock units that vested for the six months ended June 30, 2022 and 2021 was $13.9 million and $12.9 million, respectively. Total compensation cost related to non-vested time-based awards and not yet recognized on our condensed consolidated statements of operations as of June 30, 2022 was $33.5 million. This cost is expected to be recognized over a weighted average period of 1.8 years.
Performance Stock Units
The Compensation Committee awarded a total of 102,098 market-based PSUs to our executive officers during the six months ended June 30, 2022. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return (“TSR”), which is essentially our stock price change, including any dividends, over a three-year period ending on December 31, 2024, as compared to the TSR of a group of peer companies over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded.
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
June 30, 2022
(Unaudited)

The following table presents the change in non-vested market-based awards during the six months ended June 30, 2022:

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
Total compensation cost related to non-vested market-based awards not yet recognized on our condensed consolidated statements of operations as of June 30, 2022 was $16.9 million. This cost is expected to be recognized over a weighted average period of 1.3 years.
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges, and restrictions as shall be fixed by our board of directors from time to time. Through June 30, 2022, no shares of preferred stock have been issued.
Stock Repurchase Program
In 2019, our board of directors approved a program pursuant to which we may acquire shares of our common stock from time to time. At December 31, 2021, $187.3 million of the approved $525.0 million remained available for repurchase under the stock repurchase program. In February 2022, our board of directors approved a new stock repurchase program that reset the total repurchase value to $1.25 billion, which we currently anticipate fully utilizing by December 31, 2023. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by our board of directors at any time. Repurchases under the program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. Pursuant to the program, we repurchased 4.3 million and 1.3 million shares of outstanding common stock at a cost of $300.0 million and $48.6 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, $978.1 million remained available under the program for repurchases of our outstanding common stock.
Dividends
During the first and second quarters of 2022, our board of directors approved the declaration and payment of quarterly cash dividends of $0.25 and $0.35 per share of common stock, respectively. For the six months ended June 30, 2022, our dividends totaled $59.1 million or $0.60 per share of outstanding common stock. All RSUs and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities on our condensed consolidated balance sheets, until the recipients receive the equivalents upon vesting. Dividends declared were recorded as a reduction of additional paid-in capital as there were no retained earnings as of the date of declaration. Future dividend payments must be approved by our board of directors and will depend on our liquidity, financial requirements, and other factors considered relevant by our board.
NOTE 13 - INCOME TAXES
We compute our quarterly tax provision using the effective tax rate method by applying the anticipated annual effective rate to our year-to-date income or loss, except for discrete items. Income tax on discrete items is computed and recorded in the period in which the specific transaction occurs.
We consider whether a portion, or all, of our deferred tax assets (“DTAs”) will be realized based on a more likely than not standard of judgment. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the available taxes in carryback periods, the future reversals of existing taxable temporary differences, tax planning strategies and

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

projected future taxable income in making this assessment. Our oil and gas property impairments and cumulative pre-tax losses were key considerations that led us to provide a valuation allowance against our DTAs beginning January 1, 2020 since we previously could not conclude that it is more likely than not that our DTAs will be fully realized in future periods.
During the period ended June 30, 2022, sufficient positive evidence became available that allowed us to reach a conclusion that it is more likely than not that our DTAs will be realized and the valuation allowance is no longer be needed. As we previously disclosed in our 2021 Form 10-K, we maintained a valuation allowance on our net federal deferred tax assets and would continue to do so until sufficient positive evidence exists to support a reversal of the allowance. In the second quarter, continued higher commodity prices have increased our income, resulting in the reversal of objective negative evidence of cumulative loss in recent years, and we determined that we have sufficient positive evidence to release the valuation allowance. As a result, we released $22.4 million of the valuation allowance against our deferred income tax assets and recognized a corresponding decrease to income tax expense in the period ended June 30, 2022. The remainder of the valuation allowance of $34.2 million will be recognized as a decrease to income tax expense over the second half of 2022.

The effective income tax rates for the three and six months ended June 30, 2022, excluding our discrete gain on bargain purchase of $100.3 million, were 18.5 percent and 19.6 percent, respectively, and 0.2 percent and 0.1 percent provision on the respective pre-tax losses for the three and six months ended June 30, 2021, respectively. The effective tax rates differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21 percent to the pre-tax loss due to the valuation allowance or changes in the valuation allowance against our deferred income tax assets.
As of June 30, 2022, there is no liability for unrecognized income tax benefits. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions and are not currently under any state income tax examinations. The IRS has accepted our 2020 federal income tax return with no tax adjustments. We continue to voluntarily participate in the IRS CAP program for the review of our 2021 tax year. Participation in the IRS CAP Program has enabled us to have minimal uncertain tax benefits associated with our federal tax return filings.
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
The following table presents our weighted average basic and diluted shares outstanding for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Weighted average common shares outstanding - basic	96,982	99,187	96,632	99,445
Dilutive effect of:
RSUs and PSUs	1,235	—	1,488	—
Other equity-based awards	29	—	30	—
Weighted average common shares and equivalents outstanding - diluted	98,246	99,187	98,150	99,445
We reported a net loss for the three and six months ended June 30, 2021. As a result, our basic and diluted weighted average common shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

The following table presents the weighted average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Weighted average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	225	2,818	113	2,642
Other stock-based awards	33	172	33	185
Total anti-dilutive common share equivalents	258	2,990	146	2,827
NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$23,614	$30,855
Income taxes	157	(1,125)

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$(25,671)	$61,310
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	1,114	(1,729)
Issuance of common stock for acquisition of an exploration and production business	293,314	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,611	$4,054
Operating cash flows from finance leases	123	65

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$11,121	$1,066
Finance leases	3,846	1,466
_____________
(1) Includes $3.1 million operating lease acquired from Great Western.
Cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flow is comprised of the following:

	June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$38,528	$109,749
Restricted cash (1)	8,130	—
	$46,658	$109,749
_____________
(1) Included in Other assets on our condensed consolidated balance sheets.

PDC ENERGY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1. Financial Statements of this report. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.
EXECUTIVE SUMMARY
June 30, 2022 Financial Overview of Operations and Liquidity
Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.
Crude Oil Markets
In 2021, the global economy continued to recover due to the partial containment of COVID-19, which resulted in an increase in crude oil demand. Recovery has generally continued in 2022 despite a variety of economic headwinds, including outbreaks of COVID-19 variants. Overall production from OPEC+ has not increased at the same pace as demand, creating upward pressure on crude oil prices and tightening of global oil inventories. In February 2022, Russia, a major global crude oil exporter, attacked and invaded Ukraine, driving the United States (“U.S.”) and other Western countries to apply sanctions over crude oil imports from Russia. Additionally, many crude oil purchasers are boycotting Russian crude oil in response to the attacks on Ukraine. All of these factors have led to lower global oil supply and significantly higher crude oil prices in the first six months of 2022 when compared to 2021.
During 2022, the U.S. has experienced the highest inflation rates since 1981 resulting mainly from the global recovery from COVID-19, supply chain disruptions, higher labor costs and the invasion of Ukraine by Russia. The U.S. Federal Reserve has responded to the rise in inflation by increasing the benchmark federal funds interest rate. The magnitude and overall effectiveness of these actions remains uncertain, but such monetary policy changes can increase the risk of economic slowdown or lead to a recession. A slowdown or recession can cause a decrease or shift in short-term or long-term demand for crude oil, resulting in industry oversupply and the potential for lower commodity prices.

Natural Gas and NGL Markets
In addition to the crude oil market drivers noted above, natural gas and NGL prices are also affected by structural changes in supply and demand, growth in levels of liquified natural gas exports and deviations from seasonally normal weather. Lower inventory levels and lack of reinvestment in supply growth have driven natural gas and NGL prices higher.
Financial Matters
Three months ended June 30, 2022 compared to three months ended March 31, 2022
•Production volumes increased to 21.4 MMboe in the second quarter of 2022, an increase of 19 percent compared to 17.9 MMboe in the first quarter, primarily driven by the production volumes from the Great Western Acquisition.
•Crude oil, natural gas and NGLs sales increased to $1,237.7 million compared to $882.4 million in the first quarter of 2022 primarily due to a 17 percent increase in weighted average realized commodity prices and a 19 percent increase in production volumes between periods.
•Negative net settlements from our commodity derivative contracts increased to $298.7 million in the second quarter of 2022 compared to $161.6 million in the first quarter of 2022 due to a continued increase in commodity prices between periods and additional commodity derivatives acquired from Great Western.
•Combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 30 percent to $939.0 million from $720.8 million in the first quarter of 2022.

PDC ENERGY, INC.
•Generated net income of $662.4 million, or $6.74 per diluted share, for the second quarter of 2022 and a net loss of $32.0 million, or $0.33 per diluted share, for the first quarter of 2022 primarily due to (i) an increase in crude oil, natural gas and NGLs sales of $355.3 million, (ii) a $466.1 million decrease in commodity risk management loss between periods, and (iii) a gain on bargain purchase from the Great Western Acquisition of $100.3 million, partially offset by an increase in income tax expense of $128.0 million between periods.
•Adjusted EBITDAX, a non-U.S. GAAP financial measure, increased to $814.3 million compared to $549.3 million for the first quarter of 2022, primarily due to an increase in sales of $218.2 million, net of negative net derivative settlements, and a $100.3 million gain on bargain purchase recognized in the second quarter of 2022, partially offset by an increase in costs experienced in operations.
•Cash flows from operations increased to $747.4 million compared to $489.0 million in the first quarter of 2022. Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased to $694.7 million compared to $538.8 million in the first quarter of 2022. Adjusted free cash flows, a non-U.S. GAAP financial measure, increased to $403.8 million from $318.7 million in the first quarter of 2022.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
•Production volumes increased to 39.3 MMboe in 2022, an increase of 19 percent compared to 33.2 MMboe in 2021, primarily driven by production volumes from Great Western Acquisition and as a result of our turn-in-line activities.
•Crude oil, natural gas and NGLs sales increased to $2.1 billion compared to $1.0 billion in 2021 primarily due to a 79 percent increase in weighted average realized commodity prices and a 19 percent increase in production volumes between periods.
•Negative net settlements from our commodity derivative contracts increased to $460.3 million in 2022 compared to $85.8 million in 2021 due to improvements in commodity pricing year over year and additional commodity derivatives acquired from Great Western.
•Combined revenue from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 81 percent to $1,659.8 million from $915.5 million in 2021.
•Generated net income of $630.4 million, or $6.42 per diluted share, in the 2022 period and a net loss of $96.1 million, or $0.97 per diluted share, in the 2021 period, primarily due to an increase in crude oil, natural gas and NGLs sales of $1,118.8 million and a gain on bargain purchase from the Great Western Acquisition of $100.3 million, partially offset by a $180.5 million increase in commodity risk management loss and a $129.3 million increase in income tax expense between periods .
•Adjusted EBITDAX, a non-U.S. GAAP financial measure, increased to $1,363.5 million in 2022 compared to $674.1 million in 2021, primarily due to an increase in sales of $744.3 million, net of negative net derivative settlements, and a $100.3 million gain on bargain purchase recognized in 2022, partially offset by an increase in costs experienced in operations between periods.
•Cash flows from operations increased to $1,236.4 million in 2022 compared to $577.4 million in 2021. Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased to $1,233.5 million in 2022 compared to $643.0 million in 2021. Adjusted free cash flows, a non-U.S. GAAP financial measure, increased to $722.5 million in 2022 from $341.4 million in 2021.
See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.

Great Western Acquisition
On May 6, 2022, we completed the acquisition of Great Western, for approximately $1.4 billion, inclusive of Great Western’s net debt. Great Western was an independent oil and gas company focused on the exploration, production and development of crude oil and natural gas in the Wattenberg Field of Colorado. The consideration paid was $542.5 million in cash and approximately 4.0 million shares of our common stock, valued at $293.3 million on the acquisition date. In addition, we paid off Great Western’s secured credit facility totaling $235.8 million, and paid $361.2 million to terminate Great Western’s 12% senior secured notes due 2025, inclusive of unpaid accrued interest and a premium for early termination. The cash portion of the purchase price and the termination of Great Western’s debt were funded through a combination of cash on hand and availability under our revolving credit facility. As a result of the Great Western Acquisition, we acquired approximately 54,000 net acres in the core Wattenberg Field and production of approximately 50,000 Boe per day.
Drilling and Completion Overview
In the Wattenberg Field, we operated one full-time drilling rig and one full-time completion crew during the first half of 2022, added a second full-time drilling rig in mid-March 2022 and added a third full-time drilling rig upon closing the Great Western Acquisition. In addition, we operated one full-time drilling rig and one completion crew during the first half of 2022 in the Delaware Basin. Our total capital investments in crude oil and natural gas properties for the six months ended June 30, 2022 were $508.1 million.
The following table summarize our drilling and completion activities for the six months ended June 30, 2022:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2021	143	133.0	21	20.6	164	153.6
Wells spud	74	69.5	10	9.9	84	79.4
Wells acquired in-process (1)	48	44.6	—	—	48	44.6
Wells turned-in-line	(73)	(68.9)	(18)	(17.8)	(91)	(86.7)
In-process as of June 30, 2022	192	178.2	13	12.7	205	190.9
_____________
(1) Represents in-process wells we obtained as part of the Great Western Acquisition.
Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within two years of drilling.
Capital Returns
Stock Repurchase Program. In February 2022, our board of directors approved a new stock repurchase program that reset the total repurchase value to $1.25 billion, which we currently anticipate fully utilizing by December 31, 2023. We repurchased 4.3 million shares of outstanding common stock at a cost of $300.0 million for the six months ended June 30, 2022. As of June 30, 2022, $978.1 million remained available for repurchases under the program.
Dividends. Our board of directors approved the declaration and payment of a quarterly cash dividend of $0.25 per share of common stock in the first quarter of 2022 and increased our base quarterly dividend to $0.35 per share of common stock in the second quarter of 2022. For the six months ended June 30, 2022, our dividends totaled $59.1 million or $0.60 per share of outstanding common stock.

PDC ENERGY, INC.
2022 Operational and Financial Outlook
Upon completion of the Great Western Acquisition we provided updated guidance in late May 2022. Based on our current operating results from the first half of the year, we now expect full-year 2022 production to range between 230,000 Boe to 240,000 Boe per day, of which approximately 73,000 Bbls to 77,000 Bbls is expected to be crude oil. Our planned 2022 capital investments in crude oil and natural gas properties are now expected to be between $1.025 and $1.075 billion and is focused on continued execution of our development plans in the Wattenberg Field and the Delaware Basin. Our capital budget and operating costs for 2022 will continue to be impacted by cost inflation if crude oil and natural gas prices remain at current levels or continue to increase.
We have operational flexibility to control the pace of our capital spending. As we execute our capital investment program, we continually monitor, among other things, expected rates of return, the political environment and our remaining inventory to best meet our short- and long-term corporate strategy. We may revise our 2022 capital investment program during the year as a result of, among other things, changes in commodity prices or our internal long-term outlook for commodity prices, the cost of services for drilling and well completion activities, drilling results, changes in our borrowing capacity, a significant change in cash flows, regulatory matters and acquisition and divestiture opportunities.
Wattenberg Field. We are drilling in the horizontal Niobrara and Codell plays in the rural areas of the core Wattenberg Field, which is further delineated between the Kersey, Prairie, Plains, Summit and Range development areas. Our 2022 capital investment program for the Wattenberg Field represents approximately 80 percent of our expected total capital investments in crude oil and natural gas properties. In 2022, the majority of the wells we plan to drill are 1.5 mile and 2.0 mile lateral wells. Our plan includes spudding and turning-in-line approximately 150 to 175 operated wells. To meet our development plan, we intend on running three full-time horizontal rigs and one full-time plus an intermittent completion crew for the rest of the year.
Delaware Basin. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2022 are expected to be approximately 20 percent of our total capital investments. In 2022, we anticipate spudding 16 operated wells and turning-in-line 20 operated wells with the majority of the wells being 2.0 mile lateral wells. We completed our 2022 completion program in late May and are currently running one full-time drilling rig.
We are committed to our disciplined approach to managing our development plans. Based on our current production forecast for 2022, we expect 2022 cash flows from operations to exceed our capital investments in crude oil and natural gas properties. Our first priority is to pay our quarterly base dividend of $0.35 per share. Then we expect to use approximately 60% or more of our remaining adjusted free cash flows, a non-U.S. GAAP financial measure, for share repurchases and special dividends, as needed. Any remaining adjusted free cash flows will be used for reducing debt, building cash on our consolidated balance sheet or other general corporate purposes.
Regulatory and Political Updates
In Colorado, certain interest groups opposed to oil and natural gas development have proposed ballot initiatives that could hinder or eliminate the ability to develop resources in the state. In 2019, the Colorado legislature passed Senate Bill 19-181 (“SB 19-181”) to address concerns underlying the ballot initiatives. Pursuant to SB 19-181, a series of rulemaking hearings were conducted, which focused on issues such as permitting requirements, setbacks and siting requirements, and financial assurance, resulting in the adoption of new regulatory requirements. We anticipate that future hearings will be conducted by the COGCC on permit fees, the interaction between the state and local governments, and well site reclamation. These proceedings could result in new rules that impose increased costs and regulations on our operations.
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

PDC ENERGY, INC.
obtain a permit has been prolonged. COGCC rules provide that the permitting process could range between six to twelve months or more from submission to approval.
In addition to the changes to the permitting process, the COGCC conducted a rulemaking concerning financial assurance to be provided by operators in Colorado. The rulemaking was designed to address and reduce the number of wells that have not been properly plugged by their operators (“orphan wells”) due to financial constraints or bankruptcy. As part of that rulemaking, tiers of operators were established based on identified metrics with operators in different tiers being obligated to provide different levels of financial assurance. For our tier, a bond of $40 million will be required in the second half of 2022 and will be secured through our existing surety bond program. In addition to the financial assurance, operators will be assessed an annual fixed fee per existing well that will fund the plugging and abandonment of orphan wells identified by the COGCC. We do not anticipate a material effect on our financial condition or results of operations with meeting the outlined financial assurance requirements.

We cannot predict whether future ballot initiatives or other legislation or regulation will be proposed that would limit the areas of the state in which drilling is permitted to occur or impose other requirements or restrictions.
Wattenberg Permits Update. In June 2022, the COGCC granted PDC unanimous approval for a 69-well OGDP and a 30-well OGDP, our second and third approvals under the new permitting process. Combined, these two approvals provided us approximately 100 additional permits for our 2024 drilling and completion plan.
In December 2021, PDC submitted our first CAP. The application proposes approximately 450 wells spread amongst 22 surface locations, to be developed over several years. We conducted a comprehensive analysis of potential impacts and have committed to transport all water and commodity production via pipeline and to provide electrical infrastructure to all locations. These commitments will lessen the impact of traffic, noise, light and emissions, while also improving our ESG metrics. Additionally, we developed a dashboard to analyze disproportionately impacted communities in the area and developed a robust communication plan designed to encourage communication with and garner feedback from these key stakeholders. We worked with COGCC on comments received on this CAP, submitted updated plans in June 2022 and received the completeness determination on August 2, 2022. We anticipate a COGCC determination on approval of our CAP by year end 2022 or early 2023, recognizing that there may be delays in this new process. Together, these applications represent our planned Wattenberg Field turn-in-line activity past 2028.
Environmental, Social and Governance (“ESG”)
We are committed to a meaningful and measurable ESG strategy. Our mission to be a cleaner, safer and more socially responsible company begins with a sound strategy, is supported in the boardroom and is overseen by our Environmental, Social, Governance and Nominating Committee at the board of directors and is considered at every level of our business.
On March 31, 2022, we completed our initial U.S. Environmental Protection Agency (“EPA”) annual filing for 2021 and we reported an approximate 12% reduction in greenhouse gas (“GHG”) emissions and an approximate 17% reduction in methane emissions intensity from 2020 baseline levels (each on a per unit of production basis), putting the Company on track to meet its 60% and 50% GHG and methane reduction goals by 2025, respectively.
Additionally, in May 2022, our board of directors approved quantitative metrics for GHG and methane emissions reductions for our 2022 short-term incentive program, including 15% GHG and 30% methane emissions reduction targets from 2021 to 2022, respectively. As noted above, this supports the Company’s previously announced sustainability goals. In total, over 25% of our short-term incentive program is tied to ESG and Environmental, Health and Safety initiatives. Additional information on our ESG practices, including sustainability goals, key metrics and progress achieved, can be found in our Sustainability Report available on our website at www.pdce.com and is not incorporated by reference in this report.
The SEC and other regulatory bodies are proposing a number of climate-change focused and broader ESG reporting requirements focused on emission reduction. When adopted, we will modify our disclosures accordingly.

PDC ENERGY, INC.
Results of Operations
Summary of Operating Results
The following table presents selected information regarding our operating results:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	Percent Change	June 30, 2022	June 30, 2021	Percent Change
	(dollars in millions, except per unit data)
Production:
Crude oil (MBbls)	6,844	5,853	17%	12,697	10,248	24%
Natural gas (MMcf)	49,817	43,119	16%	92,936	83,512	11%
NGLs (MBbls)	6,263	4,885	28%	11,148	8,997	24%
Crude oil equivalent (MBoe)	21,410	17,924	19%	39,335	33,164	19%
Average Boe per day (Boe)	235,275	199,156	18%	217,320	183,227	19%

Crude Oil, Natural Gas and NGLs Sales:
Crude oil	$740.9	$549.7	35%	$1,290.6	$624.3	107%
Natural gas	277.7	163.1	70%	440.8	191.4	130%
NGLs	219.1	169.6	29%	388.7	185.6	109%
Total crude oil, natural gas and NGLs sales	$1,237.7	$882.4	40%	$2,120.1	$1,001.3	112%

Net Settlements on Commodity Derivatives					`
Crude oil	$(231.4)	$(131.1)	77%	$(362.5)	$(68.4)	*
Natural gas	(67.3)	(30.5)	121%	(97.8)	(17.4)	*
Total net settlements on derivatives	$(298.7)	$(161.6)	85%	$(460.3)	$(85.8)	*

Average Sales Price (excluding net settlements on derivatives):
Crude oil (per Bbl)	$108.24	$93.93	15%	$101.64	$60.92	67%
Natural gas (per Mcf)	5.57	3.78	47%	4.74	2.29	107%
NGLs (per Bbl)	34.99	34.70	1%	34.86	20.61	69%
Crude oil equivalent (per Boe)	57.81	49.23	17%	53.90	30.19	79%

Average Costs and Expenses (per Boe):
Lease operating expense	$3.30	$3.02	9%	$3.17	$2.54	25%
Production taxes	4.17	3.51	19%	3.87	1.70	128%
Transportation, gathering and processing expense	1.38	1.56	(12)%	1.46	1.44	1%
General and administrative expense	2.13	1.90	12%	2.03	1.98	3%
Depreciation, depletion and amortization	8.92	8.43	6%	8.70	9.32	(7)%

Lease Operating Expense by Operating Region (per Boe)
Wattenberg Field	$2.85	$2.42	18%	$2.65	$2.23	19%
Delaware Basin	5.98	6.67	(10)%	6.29	4.77	32%
____________
* Percent change is not meaningful.

PDC ENERGY, INC.
As a result of non-recurring costs incurred during the second quarter of 2022 to acquire Great Western and integrate it into our operations, our results of operations are not indicative of future results of operations for the second half of 2022. Additionally, we anticipate increases in production volumes and production cost per Boe as the integration of Great Western continues. Further, we expect increases in DD&A per Boe due to the fair value of Great Western’s crude oil and natural gas properties and a decrease in general and administrative expenses as acquisition transaction and transition costs wind down after the integration. Lastly, we expect interest expense to increase in the second half of 2022 as a result of our increased level of borrowings under our revolving credit facility resulting from the funding of the Great Western Acquisition and an overall increase in market interest rates.
Crude Oil, Natural Gas and NGLs Sales
The change in crude oil, natural gas and NGLs sales for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 and the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were due to the following:

	Change Between
	March 31, 2022 - June 30, 2022	June 30, 2021 - June 30, 2022
	(in millions)
Change in:
Production	$166.3	$215.1
Average crude oil price	97.9	517.1
Average natural gas price	89.3	227.8
Average NGLs price	1.8	158.8
Total change in crude oil, natural gas and NGLs sales revenue	$355.3	$1,118.8
Crude Oil, Natural Gas and NGLs Production
The following table presents crude oil, natural gas and NGLs production for the periods presented:

	Three Months Ended			Six Months Ended
Production by Operating Region	June 30, 2022	March 31, 2022	Percent Change	June 30, 2022	June 30, 2021	Percent Change
Crude oil (MBbls)
Wattenberg Field	5,545	4,832	15%	10,377	8,670	20%
Delaware Basin	1,299	1,021	27%	2,320	1,578	47%
Total	6,844	5,853	17%	12,697	10,248	24%
Natural gas (MMcf)
Wattenberg Field	43,244	37,663	15%	80,907	73,742	10%
Delaware Basin	6,573	5,456	20%	12,029	9,770	23%
Total	49,817	43,119	16%	92,936	83,512	11%
NGLs (MBbls)
Wattenberg Field	5,575	4,291	30%	9,866	8,153	21%
Delaware Basin	688	594	16%	1,282	844	52%
Total	6,263	4,885	28%	11,148	8,997	24%
Crude oil equivalent (MBoe)
Wattenberg Field	18,328	15,400	19%	33,728	29,113	16%
Delaware Basin	3,082	2,524	22%	5,607	4,051	38%
Total	21,410	17,924	19%	39,335	33,164	19%

Average crude oil equivalent per day (Boe)
Wattenberg Field	201,407	171,111	18%	186,342	160,846	16%
Delaware Basin	33,868	28,045	21%	30,978	22,381	38%
Total	235,275	199,156	18%	217,320	183,227	19%

PDC ENERGY, INC.
Net production volumes for oil, natural gas and NGLs increased 19 percent during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 primarily due to 3.0 MMboe of additional production volumes from the Great Western Acquisition and the net impact of turn-in-line activities in both basins during the second quarter of 2022.
Net production volumes for oil, natural gas and NGLs increased 19 percent during the six months ended June 30, 2022 compared to the same period in 2021. The increase in production volume between periods was primarily due to 3.0 MMboe of additional production volumes from the Great Western Acquisition and the net impact of turn-in-line activities in both basins since the second quarter of 2021.
The following table presents our crude oil, natural gas and NGLs production ratio by operating region for the periods presented:

	Three Months Ended June 30, 2022
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	30%	39%	31%	100%
Delaware Basin	42%	36%	22%	100%

	Three Months Ended March 31, 2022
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	31%	41%	28%	100%
Delaware Basin	40%	36%	24%	100%

	Six Months Ended June 30, 2022
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	31%	40%	29%	100%
Delaware Basin	41%	36%	23%	100%

	Six Months Ended June 30, 2021
	Crude Oil	Natural Gas	NGLs	Total
Wattenberg Field	30%	42%	28%	100%
Delaware Basin	39%	40%	21%	100%
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
The ultimate timing and availability of adequate infrastructure remains out of our control. Weather, regulatory developments, preventative routine maintenance and other factors also affect the adequacy of midstream infrastructure. Like other producers, from time to time, we enter into volume commitments with midstream providers in order to incentivize them to provide increased capacity to meet our projected volume growth from our areas of operation. If our production falls below the level required under these agreements, we could be subject to transportation charges or aid in construction payments for commitment shortfalls.
Our production from the Wattenberg Field and Delaware Basin was not materially affected by midstream or downstream capacity constraints during the six months ended June 30, 2022. We continuously monitor infrastructure capacities versus producer activity and production volume forecasts. Continued increases in crude oil and natural gas prices through early 2022 have incentivized producers in the Permian Basin to increase the level of drilling and completion activities. The potential increase in production levels may lead to natural gas transportation constraints out of the Permian Basin by the end of 2022 or in 2023, which may result to lower realized Waha natural gas prices. However, a majority of PDC’s gas production in the Delaware Basin is dedicated to Permian Highway Pipeline and is exposed to Houston-based gas pricing.

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Pricing
Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially.
The following table presents weighted average sales prices of crude oil, natural gas and NGLs for the periods presented:

	Three Months Ended			Six Months Ended
Weighted Average Realized Sales Price by Operating Region	June 30, 2022	March 31, 2022	Percent Change	June 30, 2022	June 30, 2021	Percent Change
(excluding net settlements on derivatives)
Crude oil (per Bbl)
Wattenberg Field	$108.05	$93.52	16%	$101.28	$60.84	66%
Delaware Basin	109.06	95.86	14%	103.25	61.35	68%
Weighted average price	108.24	93.93	15%	101.64	60.92	67%
Natural gas (per Mcf)
Wattenberg Field	$5.50	$3.82	44%	$4.71	$2.33	102%
Delaware Basin	6.09	3.56	71%	4.94	2.02	145%
Weighted average price	5.57	3.78	47%	4.74	2.29	107%
NGLs (per Bbl)
Wattenberg Field	$32.56	$32.37	1%	$32.48	$19.78	64%
Delaware Basin	54.62	51.54	6%	53.19	28.65	86%
Weighted average price	34.99	34.70	1%	34.86	20.61	69%
Crude oil equivalent (per Boe)
Wattenberg Field	$55.57	$47.69	17%	$51.97	$29.56	76%
Delaware Basin	71.13	58.59	21%	65.48	34.75	88%
Weighted average price	57.81	49.23	17%	53.90	30.19	79%
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

PDC ENERGY, INC.
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

Three Months Ended June 30, 2022	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$108.41	$108.24	100%	$2.37	$105.87	98%
Natural gas (per MMBtu)	7.17	5.58	78%	0.22	5.36	75%
NGLs (per Bbl)	108.41	34.99	32%	—	34.99	32%
Crude oil equivalent (per Boe)	83.05	57.81	70%	1.26	56.55	68%

Three Months Ended March 31, 2022	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$94.29	$93.93	100%	$2.69	$91.24	97%
Natural gas (per MMBtu)	4.95	3.78	76%	0.23	3.55	72%
NGLs (per Bbl)	94.29	34.70	37%	—	34.70	37%
Crude oil equivalent (per Boe)	68.40	49.23	72%	1.42	47.81	70%

Six Months Ended June 30, 2022	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$101.35	$101.65	100%	$2.52	$99.13	98%
Natural gas (per MMBtu)	6.06	4.74	78%	0.22	4.52	75%
NGLs (per Bbl)	101.35	34.86	34%	—	34.86	34%
Crude oil equivalent (per Boe)	75.76	53.90	71%	1.33	52.57	69%

Six Months Ended June 30, 2021	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$61.96	$60.92	98%	$3.32	$57.60	93%
Natural gas (per MMBtu)	2.76	2.29	83%	0.11	2.18	79%
NGLs (per Bbl)	61.96	20.61	33%	—	20.61	33%
Crude oil equivalent (per Boe)	42.91	30.19	70%	1.32	28.87	67%
____________
(1)Average TGP expense excludes unutilized firm transportation fees of $0.12 per Boe and $0.14 per Boe for the three months ended June 30, 2022 and March 31, 2022, respectively, and 0.13 and $0.12 per Boe for the six months ended June 30, 2022 and 2021, respectively.
Our average realization percentages for crude oil, natural gas and NGLs were relatively flat for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.
Our average realization percentage for crude oil increased for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to an increased demand for crude oil, global supply disruptions and geopolitical issues. In

PDC ENERGY, INC.
addition, we realized improved differentials from our 2022 crude oil sales contracts. Average realization percentage for natural gas decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to strong pricing in February 2021 as a result of severe weather conditions.
Commodity Price Risk Management
We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price exchanges, and basis protection exchanges on a portion of our estimated crude oil and natural gas production. For our commodity exchanges, we ultimately realize the fixed price value related to the swaps. See Note 5 - Commodity Derivative Financial Instruments in Item 1. Financial Statements included elsewhere in this report for a summary of our derivative positions as of June 30, 2022.
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
The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price exchanges	$(231.4)	$(131.1)	$(362.5)	$(68.4)
Natural gas collars and fixed price exchanges	(75.7)	(28.1)	(103.8)	(7.5)
Natural gas basis protection exchanges	8.4	(2.3)	6.1	(9.9)
Total net settlements of commodity derivative instruments	(298.7)	(161.5)	(460.2)	(85.8)
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	173.9	100.2	174.9	(5.4)
Crude oil collars and fixed price exchanges	(6.6)	(373.6)	(308.0)	(329.5)
Natural gas collars and fixed price exchanges	41.4	(140.6)	(71.0)	(67.7)
Natural gas basis protection exchanges	(12.0)	7.4	(5.7)	(1.1)
Net change in fair value of unsettled commodity derivative instruments	196.7	(406.6)	(209.8)	(403.7)
Total commodity price risk management gain (loss), net	$(102.0)	$(568.1)	$(670.0)	$(489.5)
The continued increase in commodity prices during the three months ended June 30, 2022 and March 31, 2022 and during the six months ended June 30, 2022 and June 30, 2021 had an overall unfavorable impact on the fair value and settlements of our commodity derivatives.

PDC ENERGY, INC.
Lease Operating Expense
Lease operating expense (“LOE”) increased by 30 percent to $70.6 million for the three months ended June 30, 2022 compared to $54.2 million for the three months ended March 31, 2022. The period-over-period increase in LOE was primarily attributable to (i) an approximate $7.0 million increase as a result of the Great Western Acquisition, (ii) a $4.8 million increase in water disposal, well and pumper services in both basins as a result of higher commodity prices and inflation and (iii) $1.8 million in additional environmental costs in the Wattenberg basin. LOE per Boe increased 9 percent to $3.30 for the three months ended June 30, 2022 from $3.02 for the three months ended March 31, 2022. The increase in LOE per Boe was primarily due to the additional costs outlined above.
LOE increased by 48 percent to $124.8 million for the six months ended June 30, 2022 compared to $84.2 million for the six months ended June 30, 2021. The period-over-period increase in LOE was primarily due to (i) a $7.0 million increase a as a result of the Great Western Acquisition, (ii) increased activities and payroll costs of $12.8 million resulting from an increase in activities in both basins, (iii) an $11.4 million increase in chemical treatments, water disposal and environmental costs as a result of higher commodity prices and inflation and (iv) a $6.2 million increase in workover expense due to the timing of workover activities focused mainly in the Delaware Basin. LOE per Boe increased 25 percent to $3.17 for the six months ended June 30, 2022 from $2.54 for the six months ended June 30, 2021, an increase that was primarily due to the additional costs outlined above.
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
Production taxes increased 42 percent to $89.3 million for the three months ended June 30, 2022 compared to $62.9 million for the three months ended March 31, 2022. Production taxes per Boe increased 19 percent to $4.17 for the three months ended June 30, 2022 compared to $3.51 for the three months ended March 31, 2022. The increase in production taxes was primarily due to additional production volumes from the Great Western Acquisition and higher crude oil, natural gas and NGL prices between periods.
Production taxes increased 170 percent to $152.2 million for the six months ended June 30, 2022 compared to $56.5 million for the six months ended June 30, 2021. Production taxes per Boe increased 128 percent to $3.87 for the six months ended June 30, 2022 compared to $1.70 for the six months ended June 30, 2021. The increase in production taxes was primarily due to an increase in crude oil, natural gas and NGLs prices between periods and additional production from the Great Western Acquisition.
Transportation, Gathering and Processing Expense
TGP expense increased 6 percent to $29.6 million for the three months ended June 30, 2022 compared to $28.0 million for the three months ended March 31, 2022. The increase in TGP expense between periods was primarily due to a $1.7 million increase relating to additional production volumes from the Great Western Acquisition. TGP expense per Boe decreased 12 percent to $1.38 for the three months ended June 30, 2022 compared to $1.56 for the three months ended March 31, 2022. The decrease in TGP expense per Boe between periods was primarily due to lower TGP rates on the acquired Great Western production.
TGP expense increased 21 percent to $57.6 million for the six months ended June 30, 2022 compared to $47.7 million for the six months ended June 30, 2021. The increase in TGP expense between periods was primarily due to a $1.7 million increase relating to additional production volumes from the Great Western Acquisition in 2022 and a $10.5 million increase relating to gas processing volumes and rates in the Delaware basin. TGP expense per Boe increased 1 percent to $1.46 for the six months ended June 30, 2022 compared to $1.44 for the six months ended June 30, 2021. TGP expense per Boe for the six months ended June 30, 2022 compared to the same period in 2021 was relatively flat due to the net impact of lower TGP rates on the acquired Great Western production offset by higher gas processing costs.

PDC ENERGY, INC.
Impairment of Properties and Equipment
    There were no significant impairment charges recognized related to our proved and unproved oil and gas properties for the three months ended June 30, 2022 or March 31, 2022 or for the six months ended June 30, 2022 or 2021. If crude oil prices decline, or we change other estimates impacting future net cash flows (e.g. reserves, price differentials, future operating and/or development costs), our proved and unproved oil and gas properties could be subject to additional impairments in future periods.
General and Administrative Expense
General and administrative expense increased 34 percent to $45.6 million for the three months ended June 30, 2022 compared to $34.1 million for the three months ended March 31, 2022, primarily due to $13.0 million in transaction and transition costs recognized in the second quarter of 2022 relating to the Great Western Acquisition.
General and administrative expense increased 22 percent to $79.8 million for the six months ended June 30, 2022 compared to $65.5 million for the six months ended June 30, 2021, primarily due to $13.0 million in transaction and transition costs recognized in the second quarter of 2022 relating to the Great Western Acquisition.
Depreciation, Depletion and Amortization Expense
DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $189.1 million for the three months ended June 30, 2022 compared to $149.3 million for the three months ended March 31, 2022. The increase in DD&A expense was primarily due to (i) a 19 percent increase in production volumes between periods, (ii) an increase in the weighted average DD&A expense rate primarily due to the fair value of proved crude oil and natural gas properties acquired from Great Western and (iii) capitalized costs for wells turned-in-line in the second quarter of 2022.
DD&A expense related to crude oil and natural gas properties was $338.4 million for the six months ended June 30, 2022 compared to $305.0 million for the comparable period in 2021. The increase in total DD&A expense was primarily due to a 19 percent increase in production volumes between periods and capitalized costs for wells turned-in-line since the second quarter of 2021 partially offset by a decrease in weighted average DD&A expense rate resulting from our improved reserve quantities as of December 31, 2021.
The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

	Change Between
	March 31, 2022 - June 30, 2022	June 30, 2021 - June 30, 2022
	(in millions)
Increase (decrease) in production	$29.2	$57.4
Increase (decrease) in weighted average depreciation, depletion and amortization rates	10.7	(24.0)
Total increase (decrease) in DD&A expense related to crude oil and natural gas properties	$39.9	$33.4
The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(per Boe)
Operating Region/Area
Wattenberg Field	$8.52	$8.00	$8.28	$9.10
Delaware Basin	10.68	10.33	10.52	9.89
Total weighted average DD&A expense rate	8.83	8.33	8.60	9.20

PDC ENERGY, INC.
Interest Expense, net
Interest expense, net increased $4.6 million to $17.6 million for the three months ended June 30, 2022 compared to $12.9 million for the three months ended March 31, 2022. The increase was primarily due to a $5.4 million increase relating to increased borrowings under our revolving credit facility in the second quarter of 2022 to finance the cash portion of the purchase price of the Great Western Acquisition.
Interest expense, net decreased $8.6 million to $30.5 million for the six months ended June 30, 2022 compared to $39.1 million for the six months ended June 30, 2021. The decrease was primarily due to a $6.0 million decrease from the expiration and redemption of our 2021 Convertible Notes in September 2021 and a $9.3 million decrease from the full redemption of our 2025 Senior Notes and a partial redemption of our 2024 Senior Notes in December and November 2021, respectively. The decrease was partially offset by $5.5 million relating to increased borrowings under our revolving credit facility in 2022 to finance the cash portion of the purchase price of the Great Western Acquisition.
Gain on Bargain Purchase
We recognized a $100.3 million gain on the bargain purchase of the Great Western Acquisition, net of related income taxes of $31.5 million, for the three and six months ended June 30, 2022. For additional information, see Note 2 - Business Combination to our condensed consolidated financial statements included elsewhere in this report.
Provision for Income Taxes
We recorded income tax expense of $128.0 million, excluding our discrete gain on bargain purchase of $100.3 million, and $1.2 million for the three months ended June 30, 2022 and March 31, 2022, respectively, resulting in an effective income tax rate of 18.5 percent provision on pre-tax income, and 3.9 percent provision on pre-tax losses, respectively.
We recorded income tax expense of $129.2 million, excluding our discrete gain on bargain purchase of $100.3 million, and $0.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively, resulting in an effective income tax rate of 19.6 percent provision on pre-tax income, and 0.2 percent provision on pre-tax losses, respectively. The effective tax rates differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21 percent to pre-tax loss due to the effect of the valuation allowance or changes in the valuation allowance against our deferred income tax assets.
The ultimate realization of deferred tax assets (“DTAs”) is dependent upon the generation of future taxable income during the periods in which those temporary differences became deductible. At each reporting period, management considers the available taxes in carryback periods, the future reversals of existing taxable temporary differences, tax planning strategies and projected future taxable income in making this assessment. Our oil and gas property impairments and cumulative pre-tax losses were key considerations that led us to continue to provide a valuation allowance against our DTAs beginning January 1, 2020, since we previously could not conclude that it is more likely than not that our DTAs will be fully realized in future periods.
During the period ended June 30, 2022, sufficient positive evidence became available that allowed us to reach a conclusion that it is more likely than not that our DTAs will be realized and the valuation allowance is no longer be needed. As we previously disclosed in our 2021 Form 10-K, we maintained a valuation allowance on our net federal deferred tax assets and would continue to do so until sufficient positive evidence exists to support a reversal of the allowance. In the second quarter, continued higher commodity prices have increased our income, resulting in the reversal of objective negative evidence of cumulative loss in recent years, and we determined that we have sufficient positive evidence to release the valuation allowance. As a result, we released $22.4 million of the valuation allowance against our deferred income tax assets and recognized a corresponding decrease to income tax expense in the period ended June 30, 2022. The remainder of the valuation allowance of $34.2 million will be recognized as a decrease to income taxes expense over the second half of 2022.
Given recent improvements in oil and gas prices and assumptions based on our current production forecasts, we estimate that we will incur significant cash federal and state income taxes in 2023.

PDC ENERGY, INC.
Net Income (Loss)/Adjusted Net Income (Loss)
The factors impacting a net income of $662.4 million and a net loss of $32.0 million for the three months ended June 30, 2022 and March 31, 2022, respectively, and a net income of $630.4 million and a net loss of $96.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively, are discussed above.
Adjusted net income, a non-U.S. GAAP financial measure, was $502.1 million and $358.6 million for the three months ended June 30, 2022 and March 31, 2022, respectively, and $798.2 million and $307.6 million for the six months ended June 30, 2022, and June 30, 2021, respectively. With the exception of the tax-affected net change in fair value of unsettled commodity derivatives, when applicable, the same factors impacted adjusted net income (loss). See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.
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
We may use our available liquidity for operating activities, capital investments, working capital requirements, acquisitions, capital returns and for general corporate purposes. We maintain a significant capital investment program to execute our development plans, which requires capital expenditures to be made in periods prior to initial production from newly developed wells. From time to time, these activities may result in a working capital deficit; however, we do not believe that our working capital deficit as of June 30, 2022 is an indication of a lack of liquidity. We had working capital deficits of $1,090.0 million as of June 30, 2022 and $461.5 million as of December 31, 2021. The increase in working capital deficit since December 31, 2021 was primarily due to an increase in the fair value of net derivative liabilities of $400.7 million and by a net deficit in working capital items as result of the Great Western Acquisition. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.
From time to time, we may seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise.
Liquidity
Our cash and cash equivalents were $38.5 million at June 30, 2022 and availability under our revolving credit facility was $724.6 million, providing for a total liquidity position of $763.1 million as of June 30, 2022. The borrowing base is primarily based on the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests.
Our material short-term and long-term cash requirements consist primarily of capital expenditures, payments of contractual obligations, dividends, share repurchases and working capital obligations. If commodity prices continue to increase, our working capital requirements may increase due to higher operating costs and negative settlements on our outstanding commodity derivative contracts. Funding for these requirements may be provided by any combination of our capital resources previously outlined.

PDC ENERGY, INC.
As a result of the Great Western Acquisition, we paid $361.2 million on Great Western’s behalf to pay and discharge Great Western’s 12% senior secured notes due 2025, inclusive of unpaid accrued interest and a premium for early termination. Additionally, we paid off Great Western’s secured credit facility totaling $235.7 million, inclusive of unpaid accrued interest. The termination of Great Western’s debt was funded through a combination of cash on hand and availability under our revolving credit facility.
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
In April 2022, as part of our 2022 semi-annual borrowing base redetermination, the borrowing base increased from $2.4 billion to $3.0 billion; however, we maintained our elected commitment amount of $1.5 billion. The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements (a) to maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 3.5:1.0. For purposes of the current ratio covenant, the revolving credit facility’s definition of total current assets, in addition to current assets as presented under U.S. GAAP, includes, among other things, unused commitments under the revolving credit facility. Additionally, the current ratio covenant calculation allows us to exclude the current portion of our long-term debt and other short-term loans from the U.S. GAAP total current liabilities amount. Accordingly, the existence of a working capital deficit under U.S. GAAP is not necessarily indicative of a violation of the current ratio covenant. At June 30, 2022, we were in compliance with all covenants in the revolving credit facility with a current ratio of 1.3:1.0 and a leverage ratio of 0.7:1.0.
We expect to remain in compliance with the covenants under our credit facility and our Senior Notes throughout the 12-month period following the filing of this report.
Cash Flows
Our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Cash flows from operating activities	$1,236,381	$577,366
Cash flows from investing activities	(1,606,459)	(236,126)
Cash flows from financing activities	382,907	(234,114)
Net increase (decrease) in cash and cash equivalents	$12,829	$107,126
Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expense. Cash flows from operating activities increased by $659.0 million to $1,236.4 million during the six months ended June 30, 2022 compared to $577.4 million during the six months ended June 30, 2021. The increase between periods was primarily due to a $1,118.8 million increase in revenue from crude oil, natural gas and NGLs sales and the timing of vendor payments. These increases were partially offset by a $374.5 million increase in derivative settlement losses, a $95.7 million increase in production taxes and the timing of receivable collections between periods.

PDC ENERGY, INC.
Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased by $590.5 million to $1,233.5 million during the six months ended June 30, 2022 from $643.0 million during the six months ended June 30, 2021. The increase was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted free cash flow, a non-U.S. GAAP financial measure, increased by $381.1 million during the six months ended June 30, 2022 to $722.5 million compared to $341.4 million during the six months ended June 30, 2021. The increase between periods was primarily due to the increase in cash flows from operating activities, as discussed above, partially offset by an increase in capital investments in crude oil and natural gas properties as a result of our 2022 development plan and the Great Western Acquisition.
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
Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $1,606.5 million during the six months ended June 30, 2022 was primarily due to $1,068.2 million related to the closing of the Great Western Acquisition as well as our drilling and completion activities of $533.6 million. Net cash used in investing activities of $236.1 million during the six months ended June 30, 2021 was primarily related to our drilling and completion activities of $240.3 million, partially offset by $4.4 million in proceeds from the sale of certain properties and equipment.
Financing Activities. Net cash used in financing activities of $382.9 million during the six months ended June 30, 2022 was primarily due to (i) net borrowings from our credit facility of $755.0 million to fund the cash portion of the purchase price of the Great Western Acquisition and to terminate Great Western’s debt, (ii) the repurchase of 4.3 shares of our common stock for $295.0 million pursuant to our stock repurchase program and (iii) dividend payments totaling $59.2 million. Repurchases of our common stock may extend through the end of 2023 based on current market conditions, although the board of directors could elect to suspend or terminate the program at any time, including if certain share price parameters are not achieved. As of June 30, 2022, $978.1 million out of the approved $1.25 billion remained available for repurchases under the program. Future repurchases of common stock or dividend payments will be subject to approval by our board of directors and depend on our level of earnings, financial requirements, and other factors considered relevant by our board.
Net cash used in financing activities of $234.1 million during the six months ended June 30, 2021 was primarily due to net repayments to our credit facility of $168.0 million, the repurchase and retirement of 1.3 million shares of our common stock totaling to $47.7 million pursuant to our stock repurchase program and dividend payments totaling $11.9 million.
Subsidiary Guarantors
PDC Permian, Inc., a Delaware corporation (“Permian”), and Pioneer Water Pipeline LLC, a Delaware limited liability company (“Pioneer” and together with “Permian”, the “Guarantors”), each a wholly-owned subsidiary, guarantees our obligations under our 2024 Senior Notes and 2026 Senior Notes (collectively, the “Senior Notes”). The Permian holds our assets located in the Delaware Basin. Pioneer holds certain water midstream assets located in the Wattenberg Basin. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The guarantees are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
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

	As of/Six Months Ended		As of/Year Ended
	June 30, 2022		December 31, 2021
	Issuer	Guarantors	Issuer	Guarantor
	(in millions)
Assets
Current assets	$678.2	$110.1	$402.6	$56.0
Intercompany accounts receivable, guarantor subsidiary	—	161.8	—	40.8
Investment in guarantor subsidiary	1,767.2	—	1,767.2	—
Properties and equipment, net	6,070.7	1,017.1	3,875.0	939.9
Other non-current assets	95.0	5.2	58.5	4.8

Liabilities
Current liabilities	$1,786.5	$91.8	$862.5	$57.6
Intercompany accounts payable	161.8	—	27.9	—
Long-term debt	1,698.0	—	942.1	—
Other non-current liabilities	760.9	168.3	392.3	172.0

Statement of Operations
Crude oil, natural gas and NGLs sales	$1,752.9	$367.1	$2,163.1	$389.5
Commodity price risk management gain (loss), net	(670.0)	—	(701.5)	—
Total revenues	1,085.9	369.1	1,464.5	391.4
Production costs	534.5	142.1	892.4	189.0
Gross profit (1)	1,218.4	225.0	1,270.7	200.4
Impairment of properties and equipment	0.6	0.9	0.4	—
Net income (loss)	408.2	222.2	327.7	194.9
____________
(1)Gross profit is calculated as crude oil, natural gas and NGLs sales less production costs.
Recent Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effect on us as of June 30, 2022.
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

PDC ENERGY, INC.
The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(in millions)
Cash flows from operations to adjusted cash flows from operations and adjusted free cash flow:
Net cash from operating activities	$747.4	$489.0	$1,236.4	$577.4
Changes in assets and liabilities	(52.7)	49.8	(2.9)	65.6
Adjusted cash flows from operations	694.7	538.8	1,233.5	643.0
Capital expenditures for development of crude oil and natural gas properties	(346.7)	(187.0)	(533.7)	(240.3)
Capital expenditures for midstream assets	(3.0)	—	(3.0)	—
Change in accounts payable related to capital expenditures for oil and gas development activities and midstream assets	58.8	(33.1)	25.7	(61.3)
Adjusted free cash flow	$403.8	$318.7	$722.5	$341.4

Net income (loss) to adjusted net income (loss):
Net income (loss)	$662.4	$(32.0)	$630.4	$(96.1)
Loss (gain) on commodity derivative instruments	102.0	568.1	670.0	489.5
Net settlements on commodity derivative instruments	(298.7)	(161.6)	(460.3)	(85.8)
Tax effect of above adjustments (1)	36.4	(15.9)	(41.9)	—
Adjusted net income (loss)	$502.1	$358.6	$798.2	$307.6

Net income (loss) to adjusted EBITDAX:
Net income (loss)	$662.4	$(32.0)	$630.4	$(96.1)
Loss (gain) on commodity derivative instruments	102.0	568.1	670.0	489.5
Net settlements on commodity derivative instruments	(298.7)	(161.6)	(460.3)	(85.8)
Non-cash stock-based compensation	7.2	5.5	12.8	11.5
Interest expense, net	17.6	12.9	30.5	39.1
Income tax expense (benefit)	128.0	1.2	129.2	(0.1)
Impairment of properties and equipment	0.5	0.9	1.5	0.3
Exploration, geologic and geophysical expense	0.3	0.3	0.6	0.6
Depreciation, depletion and amortization	191.1	151.1	342.1	309.0
Accretion of asset retirement obligations	3.4	3.0	6.3	6.4
Loss (gain) on sale of properties and equipment	0.5	(0.1)	0.4	(0.3)
Adjusted EBITDAX	$814.3	$549.3	$1,363.5	$674.1

Cash from operating activities to adjusted EBITDAX:
Net cash from operating activities	$747.4	$489.0	$1,236.4	$577.4
Gain on bargain purchase	100.3	—	100.3	—
Interest expense, net	17.6	12.9	30.5	39.1
Amortization and write-off of debt discount, premium and issuance costs	(1.3)	(1.4)	(2.7)	(7.7)
Exploration, geologic and geophysical expense	0.3	0.3	0.6	0.6
Other	2.7	(1.3)	1.3	(0.9)
Changes in assets and liabilities	(52.7)	49.8	(2.9)	65.6
Adjusted EBITDAX	$814.3	$549.3	$1,363.5	$674.1
_____________
(1)Due to the full valuation allowance recorded against our net deferred tax assets, there is no tax effect for the six months ended June 30, 2021.

PDC ENERGY, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market-Sensitive Instruments and Risk Management
We are exposed to market risks associated with interest rate risks, commodity price risk and credit risk. Recent inflationary trends and the possibility of a recession could impact each of these market risks. We have established risk management processes to monitor and manage these market risks.
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
As of June 30, 2022, we had $755.0 million outstanding borrowings under our revolving credit facility. If market interest rates would have increased or decreased one percent, our interest expense for the six months ended June 30, 2022 would have changed by approximately $1.5 million.
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
As of June 30, 2022, we had a net liability derivative position of $896.3 million related to our commodity price risk derivatives. Based on a sensitivity analysis as of June 30, 2022, we estimate that a 10 percent increase in natural gas, crude oil prices and the propane portion of NGLs prices, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in an increase in the fair value of our net derivative liabilities of $222.7 million, whereas a ten percent decrease in prices would have resulted in a decrease in fair value of our net derivative liabilities of $224.5 million. The potential increase in the fair value of our net derivative liabilities would be recorded in statements of operations as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
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

PDC ENERGY, INC.
Disclosure of Limitations
Because the information above included only those exposures that existed at June 30, 2022, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Additional information regarding our legal proceedings can be found in Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of June 30, 2022 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses on our condensed consolidated balance sheets.
    Following a self-audit of final reclamation activities associated with site retirements, we formally disclosed identified deficiencies to the Colorado Oil and Gas Conservation Commission (“COGCC”) in December 2019. To resolve the matter, in July of 2021, the COGCC and PDC jointly agreed to an Administrative Order by Consent (“AOC”) which assessed penalties in the amount of approximately $500,000, with approximately $350,000 suspended pending PDC meeting certain conditions of the AOC. We are implementing programs to meet the requirements of the AOC and correct any identified deficiencies.
On August 30, 2021 and November 1, 2021, the COGCC issued us a Notice of Alleged Violation (“NOAV”) related to the timing of wellhead pressure test reporting for certain wells in the Wattenberg Field. Pursuant to the NOAV, we have performed a comprehensive audit of our wellhead pressure testing and reporting processes. We have updated and will continue to implement and monitor for effectiveness and efficiency in our processes to mitigate against the possibility of the alleged violations occurring in the future. We do not anticipate a material effect on our financial condition or results of operations. However, the potential penalties may exceed $300,000.
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
On July 11, 2022, we received a Notice of Violation/Cease and Desist Order (“NOV”) from the CDPHE, pursuant to a May 2021 Stormwater Permit Audit and subsequent Compliance Advisory, the latter received by Great Western Operating Company on July 25, 2021. Having acquired the subject assets on May 6, 2022, we are working with the CDPHE to ensure ongoing compliance and resolve the NOV. We do not anticipate potential penalties and other expenditures associated with the NOV will have a material effect on our financial condition or results of operations, but such penalties may exceed $300,000.

Clean Air Act Agreement and Related Consent Decree. We continue to implement the requirements of a consent decree entered into with the EPA and CDPHE in 2017. Per the terms of the agreement, we applied for termination in February 2022 and anticipate a response later this year without any further comments or required actions from the EPA. Over the course of executing the consent decree requirements, we have identified certain immaterial deficiencies in our implementation. We report these immaterial deficiencies to the appropriate authorities and remediate them promptly. We do not believe that the penalties and expenditures associated with the consent decree will have a material effect on our financial condition or results of operations, but they may exceed $300,000.
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
There have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    The following table presents information about our purchases of our common stock during the three months ended June 30, 2022:

Period		Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April	/	714,091	$74.22	613,658	$1,147.4
May		1,382,199	69.33	1,381,407	1,051.6
June		970,777	75.74	970,777	978.1
Total second quarter 2022 purchases		3,067,067	72.50	2,965,842	978.1
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION - None.

PDC ENERGY, INC.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

22	Securities guaranteed by Guarantors.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith.

PDC ENERGY, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: August 3, 2022	/s/ Barton Brookman
Barton Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Senior Vice President and Chief Financial Officer
(principal financial officer)