Form 10-Q
period 2023-03-31
PDC ENERGY, INC.
filed 2023-05-03
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 001-37419
PDC ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2636730
(State of incorporation)	(I.R.S. Employer Identification No.)
1099 18th Street, Suite 1500
Denver, Colorado 80202
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 87,455,855 shares of the Company's Common Stock ($0.01 par value) were outstanding as of April 25, 2023.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future production, costs and cash flows; drilling locations, zones and growth opportunities; impacts of Colorado political matters; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; adequacy of midstream infrastructure; adequacy of third party grid power capacity; the potential return of capital to shareholders through buybacks of shares and/or payments of dividends; expected impact from emission reduction initiatives; risk of our counterparties’ non-performance on derivative instruments; and our ability to fund planned activities.

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
•difficulties in integrating our operations as a result of any significant acquisitions or acreage exchanges;
•adverse changes to our future cash flows, liquidity and financial condition;
•changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments;
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
•availability, cost, and timing of sufficient pipeline, gathering, transportation and electrical facilities and related infrastructure;
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
•our ability to achieve our emission reductions, flaring and other environmental, social and governmental goals;
•the impact of the loss of a single customer or any purchaser of our products; and
•success of strategic plans, expectations and objectives for our future operations.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those under Item 1A, Risk Factors made in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) for further information on risks and uncertainties that could affect our business, financial condition, results of operations and prospects, which are incorporated by this reference as though fully set forth herein. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “PDC Energy”, “PDC”, “the Company”, “we”, “us”, “our” or “ours” refer to the registrant, PDC Energy, Inc. and all subsidiaries consolidated for the purposes of its financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,443	$6,494
Accounts receivable, net	474,783	546,311
Fair value of derivatives	68,144	31,963
Prepaid expenses and other current assets	10,822	8,987
Total current assets	571,192	593,755
Properties and equipment, net	7,510,312	7,293,355
Fair value of derivatives	46,497	25,562
Other assets	131,464	70,093
Total Assets	$8,259,465	$7,982,765

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$285,995	$244,406
Production tax liability	253,962	244,737
Fair value of derivatives	125,529	274,218
Funds held for distribution	523,889	539,094
Accrued interest payable	20,877	11,655
Other accrued expenses	112,294	106,082
Total current liabilities	1,322,546	1,420,192
Long-term debt	1,296,491	1,314,010
Asset retirement obligations	170,060	171,665
Fair value of derivatives	29,019	53,600
Deferred income taxes	621,358	507,683
Other liabilities	605,615	532,870
Total liabilities	4,045,089	4,000,020

Commitments and contingent liabilities

Stockholders’ equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 87,570,195 and 89,224,353 issued as of March 31, 2023 and December 31, 2022, respectively	876	892
Additional paid-in capital	2,742,706	2,823,364
Retained earnings	1,476,205	1,165,816
Treasury shares - at cost, 88,328 and 119,336 as of March 31, 2023 and December 31, 2022, respectively	(5,411)	(7,327)
Total stockholders’ equity	4,214,376	3,982,745
Total Liabilities and Stockholders’ Equity	$8,259,465	$7,982,765

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Crude oil, natural gas and NGLs sales	$813,284	$882,378
Commodity price risk management gain (loss), net	144,132	(568,055)
Other income	252	2,125
Total revenues	957,668	316,448
Costs, expenses and other
Lease operating expense	73,259	54,156
Production taxes	55,747	62,916
Transportation, gathering and processing expense	32,505	27,971
Exploration, geologic and geophysical expense	534	253
General and administrative expense	41,487	34,107
Depreciation, depletion and amortization	207,187	151,055
Accretion of asset retirement obligations	3,714	2,987
Impairment of properties and equipment	1,373	943
Loss (gain) on sale of properties and equipment	155	(125)
Total costs, expenses and other	415,961	334,263
Income (loss) from operations	541,707	(17,815)
Interest expense, net	(14,705)	(12,945)
Income (loss) before income taxes	527,002	(30,760)
Income tax expense	(112,870)	(1,200)
Net income (loss)	$414,132	$(31,960)

Earnings (loss) per share:
Basic	$4.69	$(0.33)
Diluted	$4.64	$(0.33)

Weighted average common shares outstanding:
Basic	88,357	96,279
Diluted	89,228	96,279

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$414,132	$(31,960)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	(230,386)	406,461
Depreciation, depletion and amortization	207,187	151,055
Impairment of properties and equipment	1,373	943
Accretion of asset retirement obligations	3,714	2,987
Non-cash stock-based compensation	6,564	5,474
Amortization of debt discount, premium and issuance costs	1,361	1,357
Deferred income taxes	113,675	3,600
Other	258	(1,030)
Changes in assets and liabilities	70,445	(49,839)
Net cash from operating activities	588,323	489,048
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(362,251)	(187,021)
Capital expenditures for midstream assets	(3,574)	—
Capital expenditures for other properties and equipment	(6,651)	(67)
Proceeds from sale of properties and equipment	37	89
Proceeds from divestitures	—	465
Funds held in escrow for acquisition	—	(50,000)
Net cash from investing activities	(372,439)	(236,534)
Cash flows from financing activities:
Proceeds from revolving credit facility and other borrowings	496,000	100,500
Repayment of revolving credit facility and other borrowings	(514,000)	(100,500)
Payment of debt issuance costs	—	(30)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(19,243)	(9,203)
Purchase of treasury shares under stock repurchase program	(129,944)	(80,853)
Dividends paid	(37,179)	(24,681)
Principal payments under financing lease obligations	(569)	(419)
Net cash from financing activities	(204,935)	(115,186)
Net change in cash and cash equivalents	10,949	137,328
Cash and cash equivalents, beginning of period	6,494	33,829
Cash and cash equivalents, end of period	$17,443	$171,157

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except dividends per share)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	89,224	$892	$2,823,364	(119)	$(7,327)	$1,165,816	$3,982,745
Net income (loss)	—	—	—	—	—	414,132	414,132
Stock-based compensation	734	8	6,497	—	59	—	6,564
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(300)	(19,243)	—	(19,243)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(300)	(3)	(10,942)	300	19,243	(8,298)	—
Retirement of treasury shares	(2,088)	(21)	(76,213)	2,089	136,047	(59,813)	—
Issuance of treasury shares	—	—	—	1	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(2,059)	(134,190)	—	(134,190)
Dividends declared ($0.40 per share)	—	—	—	—	—	(35,632)	(35,632)
Balance, March 31, 2023	87,570	$876	$2,742,706	(88)	$(5,411)	$1,476,205	$4,214,376

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	96,468	$965	$3,161,941	(55)	$(2,705)	$(249,954)	$2,910,247
Net income (loss)	—	—	—	—	—	(31,960)	(31,960)
Stock-based compensation	655	7	1,798	—	3,669	—	5,474
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(164)	(9,203)	—	(9,203)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(53)	(2)	(3,022)	53	3,024	—	—
Retirement of treasury shares	(1,320)	(13)	(83,508)	1,320	83,521	—	—
Issuance of treasury shares	—	—	—	67	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(1,326)	(85,339)	—	(85,339)
Dividends declared ($0.25 per share)	—	—	(24,468)	—	—	—	(24,468)
Balance, March 31, 2022	95,750	$957	$3,052,741	(105)	$(7,033)	$(281,914)	$2,764,751

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in west Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the horizontal Wolfcamp zones. As of March 31, 2023, we owned an interest in approximately 4,100 gross productive wells.
The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. Pursuant to the proportionate consolidation method, our accompanying financial statements include our pro rata share of assets, liabilities, revenues and expenses of the entities which we proportionately consolidate. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2022 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2022 Form 10-K. Our results of operations and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
NOTE 2 - BUSINESS COMBINATION
On May 6, 2022, we completed the acquisition of Great Western Petroleum, LLC (“Great Western”), for approximately $1.4 billion, inclusive of Great Western’s net debt (the “Great Western Acquisition”). Great Western was an independent oil and gas company focused on the exploration, production and development of crude oil and natural gas in the Wattenberg Field of Colorado. The consideration paid included $543 million in cash and approximately 4.0 million shares of our common stock, valued at $293 million on the acquisition date. In addition, we paid off the Great Western secured credit facility totaling $236 million and irrevocably deposited $361 million on Great Western’s behalf to pay and discharge on May 20, 2022 Great Western’s 12 percent senior secured notes due 2025, inclusive of unpaid accrued interest and a premium for early termination. The cash portion of the purchase price and the termination of Great Western’s debt were funded through a combination of cash on hand and availability under our revolving credit facility.
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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

The purchase price allocation was completed on December 31, 2022. The following table details our final purchase price, valuation and allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Great Western Acquisition:

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

Determining the fair values of the assets and liabilities of Great Western required judgement and certain assumptions to be made, the most significant of these being related to the valuation of crude oil and natural gas properties. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs and assumptions to the valuation of proved and unproved crude oil and natural gas properties include estimates of reserve volumes, future operating and development costs, future commodity prices and a market-based weighted average cost of capital rate of 14.25 percent. These inputs require significant judgments and estimates by management at the time of the valuation. The fair value of derivative instruments was based on observable inputs, including forward commodity-price curves which are considered Level 2 inputs, and based on volatility factors which are considered Level 3 inputs.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

ASC 805, Business Combinations, requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Great Western Acquisition resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $90 million, net of related income taxes of $28 million. Upon completion of our assessment, we concluded that recording a gain on bargain purchase was appropriate and required under ASC 805. The bargain purchase was primarily attributable to the increase in commodity price forecasts from the date we entered into the definitive purchase agreement with Great Western, February 26, 2022, to the closing date of the acquisition, May 6, 2022, when the fair value of crude oil and natural gas reserves acquired were determined. Additionally, the majority of the acquisition consideration was fixed and therefore did not fluctuate as a result of market increases or decreases between the date of entry into the agreement through the closing date.
The results of operations for the Great Western Acquisition since the closing date have been included on our condensed consolidated financial statements.

Pro Forma Information. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three months ended March 31, 2022, assuming the acquisition had been completed as of January 1, 2021. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including (i) our common stock issued to the owners of Great Western, (ii) the increase in depletion reflecting the relative fair values and production volumes attributable to Great Western’s properties and the revision to the depletion rate reflecting the reserve volumes acquired, (iii) adjustments to interest expense as a result of payoff of Great Western’s credit facility and secured senior notes, and (iv) the estimated tax impacts of the pro forma adjustments.

Three months ended March 31, 2022
(in thousands, except per share data)
Total revenue	$352,347
Net income (loss)	(101,097)

Earnings (loss) per share:
Basic	$(1.01)
Diluted	(1.01)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 3 - REVENUE RECOGNITION
Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the periods presented:

	Three Months Ended March 31,
Revenue by Commodity and Operating Region	2023	2022	Percent Change
	(in thousands)
Crude oil
Wattenberg Field	$445,846	$451,911	(1)%
Delaware Basin	68,453	97,838	(30)%
Total	514,299	549,749	(6)%
Natural gas
Wattenberg Field	153,355	143,699	7%
Delaware Basin	7,687	19,425	(60)%
Total	161,042	163,124	(1)%
NGLs
Wattenberg Field	119,159	138,875	(14)%
Delaware Basin	18,784	30,630	(39)%
Total	137,943	169,505	(19)%
Crude oil, natural gas and NGLs
Wattenberg Field	718,360	734,485	(2)%
Delaware Basin	94,924	147,893	(36)%
Total	$813,284	$882,378	(8)%
NOTE 4 - FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Derivative Financial Instruments. We measure the fair value of our commodity derivative instruments based upon a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, crude oil and natural gas forward curves, interest rates, volatility factors and non-performance risk. Non-performance risk considers the effect of our credit standing on the fair value of derivative liabilities and the effect of our counterparties’ credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default exchange rates and the duration of each outstanding derivative position. We use our counterparties’ valuations to assess reasonableness of our fair value measurement.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Our crude oil and natural gas fixed-price exchanges and basis exchanges are included in Level 2. Our collars are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis as of the dates indicated:

		March 31, 2023			December 31, 2022
	Condensed Consolidated Balance Sheet Line Item	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(in thousands)
Derivative assets
Current	Fair value of derivatives	$38,181	$29,963	$68,144	$9,178	$22,785	$31,963
Non-current	Fair value of derivatives	36,750	9,747	46,497	20,439	5,123	25,562
Total		$74,931	$39,710	$114,641	$29,617	$27,908	$57,525

Derivative liabilities
Current	Fair value of derivatives	$(97,328)	$(28,201)	$(125,529)	$(214,171)	$(60,047)	$(274,218)
Non-current	Fair value of derivatives	(22,424)	(6,595)	(29,019)	(49,749)	(3,851)	(53,600)
Total		$(119,752)	$(34,796)	$(154,548)	$(263,920)	$(63,898)	$(327,818)
The following table presents a reconciliation of our Level 3 commodity derivative assets and liabilities measured at fair value for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fair value of Level 3 instruments, net asset (liability) beginning of period	$(35,990)	$(62,540)
Changes in fair value included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	40,796	(209,771)
Settlements included on condensed consolidated statement of operations line items:
Commodity price risk management gain (loss), net	108	46,100
Fair value of Level 3 instruments, net asset (liability) end of period	$4,914	$(226,211)

Net change in fair value of Level 3 unsettled derivatives included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	$33,490	$(159,118)
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
Nonrecurring Fair Value Measurements
Acquisitions and Impairment of Long-lived Assets. We measure fair value using inputs that are not observable in the market, and are therefore designated as Level 3 within the valuation hierarchy, on a nonrecurring basis for any acquired assets or businesses and to review our proved and unproved crude oil and natural gas properties for possible impairment. The most significant fair value determinations for non-financial assets and liabilities are related to crude oil and gas properties acquired. See Note 2 - Business Combination for additional information.
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
March 31, 2023
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

		March 31, 2023		December 31, 2022
	Nominal Interest	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
		(in millions)		(in millions)
2024 Senior Notes	6.125%	$199.6	99.8%	$198.4	99.2%
2026 Senior Notes	5.75%	732.8	97.7%	716.0	95.5%
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
We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. Depending on changes in crude oil and natural gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. As of March 31, 2023, we had derivative instruments in place for a portion of our anticipated production in 2023 through 2025. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations. The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
Condensed Consolidated Statement of Operations Line Item	2023	2022
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$(86,254)	$(161,594)
Net change in fair value of unsettled derivatives	230,386	(406,461)
Total commodity price risk management gain (loss), net	$144,132	$(568,055)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Commodity Derivative Contracts. As of March 31, 2023, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is presented:

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu)	Weighted Average Contract Price	Fair Value March 31, 2023 (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2023	4,509	$60.52	$81.92	7,311	$67.40	$(66,451)
2024	1,545	63.16	87.44	6,126	70.59	3,773
2025	—	—	—	2,640	75.10	19,024
Total Crude Oil	6,054			16,077		(43,654)

Natural Gas
NYMEX
2023	18,765	3.44	5.80	29,666	3.04	25,165
2024	14,940	3.00	4.68	26,160	3.54	(2,608)
2025	4,980	3.50	5.00	14,940	4.42	1,823
	38,685			70,766		24,380
CIG
2023	—	—	—	6,570	3.39	4,968
2025	—	—	—	4,800	3.10	(4,584)
	—			11,370		384

Total Natural Gas	38,685			82,136		24,764

Basis Protection - Natural Gas
CIG
2023				47,219	(0.26)	(6,227)
2024				41,100	(0.31)	(11,306)
2025				19,920	(0.25)	(3,484)
Total Basis Protection - Natural Gas				108,239		(21,017)

Commodity Derivatives Fair Value						$(39,907)
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
The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

	Total Gross Amount Presented on the Balance Sheet	Effect of Master Netting Agreements	Total Net Amount
	(in thousands)
As of March 31, 2023
Derivative asset instruments, at fair value	$114,641	$(89,682)	$24,959
Derivative liability instruments, at fair value	$154,548	$(89,682)	$64,866

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Derivative Counterparties. Our commodity derivative instruments expose us to the risk of non-performance by our counterparties. We use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at March 31, 2023; however, this determination may change.

NOTE 6 - PROPERTIES AND EQUIPMENT, NET
The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization (“DD&A”) as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$11,696,780	$11,324,756
Unproved	156,004	156,418
Total crude oil and natural gas properties	11,852,784	11,481,174
Equipment and other	83,054	72,151
Land and buildings	25,406	25,406
Construction in progress	750,460	716,302
Properties and equipment, at cost	12,711,704	12,295,033
Accumulated DD&A	(5,201,392)	(5,001,678)
Properties and equipment, net	$7,510,312	$7,293,355
Suspended Well Costs. The following table presents the changes in capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment for the periods presented:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(in thousands, except for number of wells)
Beginning balance	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,538	—
Reclassifications to proved properties	—	—
Ending balance	$2,538	$—

Number of wells pending determination at period-end	3	—
As of March 31, 2023, there were no exploratory well costs that were capitalized more than one year.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 7 - ACCOUNTS RECEIVABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Crude oil, natural gas and NGLs sales	$398,324	$491,327
Joint interest billings	56,088	46,633
Other	25,715	13,796
Allowance for doubtful accounts	(5,344)	(5,445)
Accounts receivable, net	$474,783	$546,311
Other Accrued Expenses. The following table presents the components of other accrued expenses as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Employee benefits	$18,396	$29,288
Asset retirement obligations	25,864	25,986
Environmental expenses	23,529	25,666
Operating and finance leases	28,127	5,987
Other	16,378	19,155
Other accrued expenses	$112,294	$106,082
Other Liabilities. The following table presents the components of other liabilities as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Deferred midstream gathering credits	$141,976	$145,937
Production taxes	371,863	315,758
Operating and finance leases	63,496	41,815
Other	28,280	29,360
Other liabilities	$605,615	$532,870
NOTE 8 - LONG-TERM DEBT
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $6 million and $6 million as of March 31, 2023 and December 31, 2022, respectively, consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Revolving credit facility due November 2026	$352,000	$370,000
6.125% Senior Notes due September 2024	199,286	199,163
5.75% Senior Notes due May 2026	745,205	744,847
Total debt, net of unamortized discount, premium and debt issuance costs	$1,296,491	$1,314,010
Revolving Credit Facility
In November 2021, we entered into a Fifth Amended and Restated Credit Agreement (the “Restated Credit Agreement”), which provides for a maximum credit amount of $2.5 billion, subject to certain limitations, an initial borrowing base of $2.4 billion and an elected commitment of $1.5 billion. The Restated Credit Agreement matures on the earlier to occur of (i) the end of the five-year term on November 2, 2026 or (ii) the date that is 91 days prior to the scheduled maturity of the 2026 Senior Notes if the aggregate outstanding principal amount of those notes exceeds $500 million and our commitment

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

utilization exceeds 50%. In the semi-annual redetermination that occurred in October 2022, the borrowing base increased from $3.0 billion to $3.5 billion as a result of the reserves acquired in the Great Western Acquisition; however, we maintained our elected commitment of $1.5 billion.
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
As of March 31, 2023, we had a borrowing base of $3.5 billion, an elected commitment of $1.5 billion and availability under our revolving credit facility of $1.1 billion, net of $20 million of letters of credit outstanding.
The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the Secured Overnight Financing Rate (“SOFR”) for one month, plus a premium) or, at our election, a rate equal to SOFR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of March 31, 2023, the applicable interest margin is 0.75 percent for the alternate base rate option or 1.75 percent for the SOFR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the maturity date of the revolving credit facility, unless the borrowing base falls below the outstanding balance. The Restated Credit Agreement also includes the ability to add certain sustainability-linked key performance indicators to be agreed upon between us, the administrative agent and a majority of the lenders and that may impact the applicable margin and commitment fee rate.
The revolving credit facility contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined per the revolving credit facility, including a minimum current ratio of 1.0:1.0 and a maximum leverage ratio of 3.5:1.0; (ii) restrictions on the payment of cash dividends; (iii) limits on the incurrence of additional indebtedness; (iv) prohibition on the entry into commodity hedges exceeding a specified percentage of our expected production; and (v) restrictions on mergers and dispositions of assets. As of March 31, 2023, we were in compliance with all covenants related to our revolving credit facility.
Debt issuance costs related to our revolving credit facility were $13 million as of March 31, 2023 and December 31, 2022, and are included in other assets on our condensed consolidated balance sheets.
Senior Notes
The following table summarizes the face values, interest rates, maturity dates, semi-annual interest payment dates, and optional redemption periods related to our outstanding senior note obligations as of March 31, 2023:

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

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
The indentures governing the Senior Notes contain covenants and restricted payment provisions that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries. As of March 31, 2023, we were in compliance with all covenants and all restricted payment provisions related to our Senior Notes.
Our wholly-owned subsidiaries, PDC Permian, Inc. and Pioneer Water Pipeline LLC are each a guarantor of our obligations under our Senior Notes and our credit facility.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties for the three months ended March 31, 2023:

(in thousands)
Beginning balance	$197,651
Obligations incurred with development activities and other	2,888
Obligations incurred with acquisition	—
Accretion expense	3,714
Revisions in estimated cash flows	—
Obligations discharged with asset retirements and divestitures	(8,329)
Asset retirement obligations at end of period	195,924
Current portion (1)	(25,864)
Long-term portion	$170,060
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
NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations. We routinely enter into, extend or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing and facility expansion agreements for pipeline capacity and water delivery and disposal commitments. There were no significant commitments entered into during the three months ended March 31, 2023. For details of our existing commitments, refer to Note 12 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2022 Form 10-K.
Lease Commitments. In March 2023, we commenced two long-term drilling rig leases. We recognized right-of-use of assets and operating lease liabilities in an aggregate amount of $45 million. Additionally, we had short-term lease costs of $168 million and $75 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Our short-term lease

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

costs include amounts that are capitalized as part of the cost of assets and are recorded as properties and equipment, or recognized as expense.
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
NOTE 11 - COMMON STOCK
Stock-Based Compensation Plans
2018 Equity Incentive Plan. In 2020, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance pursuant to our long-term equity compensation plan for employees and non-employee directors (the “2018 Plan”) to 7,050,000 shares. As of March 31, 2023, there were 3,515,571 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, approved in 2013 (the “2010 Plan”), remains outstanding and we may continue to use the 2010 Plan to grant awards. No awards may be granted under the 2010 Plan on or after June 5, 2023. As of March 31, 2023, there were 241,841 shares available for grant under the 2010 Plan.
The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
General and administrative expense	$6,218	$5,182
Lease operating expense	346	292
Total stock-based compensation expense	$6,564	$5,474
Restricted Stock Units
The following table presents the changes in non-vested time-based RSUs to eligible employees, including executive officers, for the three months ended March 31, 2023:

	Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at beginning of period	896,511	$42.05
Granted	87,354	66.49
Vested	(156,353)	32.01
Forfeited	(720)	60.38
Non-vested at end of period	826,792	46.51
The weighted average grant-date fair value of restricted stock units was $66.49 and $57.57 for the three months ended March 31, 2023 and 2022, respectively. The total grant-date fair value of restricted stock units that vested for the three months ended March 31, 2023 and 2022 was $5 million and $6 million, respectively. Total compensation cost related to non-vested time-based awards and not yet recognized on our condensed consolidated statements of operations as of March 31, 2023 was $26 million. This cost is expected to be recognized over a weighted average period of 1.6 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Performance Stock Units
The Compensation Committee awarded a total of 96,605 market-based PSUs to our executive officers during the three months ended March 31, 2023. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return (“TSR”), which is essentially our stock price performance, including any dividends, over a three-year period ending on December 31, 2025, as compared to the TSR of a group of peer companies and the S&P Mid Cap 400 Index over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded.
The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. The expected term of the awards was based on the requisite service period. The risk-free interest rate was based on the U.S. Treasury yields in effect at the time of grant and extrapolated to approximate the life of the award. The expected volatility was based on our common stock historical volatility, as well as that of a group of peer companies and the S&P Mid Cap 400 Index.
The following table summarizes the key assumptions and related information used to determine the grant-date fair value of performance stock units awarded during the periods presented:

	Three Months Ended March 31,
	2023	2022
Expected term of award (in years)	2.9	2.9
Risk-free interest rate	4.4%	1.7%
Expected volatility	66.7%	86.3%
Weighted average grant-date fair value per share	$110.18	$107.85
The following table presents the change in non-vested market-based awards during the three months ended March 31, 2023:

	Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at beginning of period	309,753	$71.76
Granted	96,605	110.18
Non-vested at end of period	406,358	80.89
Total compensation cost related to non-vested market-based awards not yet recognized on our condensed consolidated statements of operations as of March 31, 2023 was $20 million. This cost is expected to be recognized over a weighted average period of 1.5 years.
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges, and restrictions as shall be fixed by our board of directors from time to time. Through March 31, 2023, no shares of preferred stock have been issued.
Stock Repurchase Program
In 2019, our board of directors approved a program pursuant to which we may acquire shares of our common stock from time to time. In February 2023, our board of directors approved a $750 million increase in the size of our stock repurchase program, resulting in an aggregate authorization of $2 billion. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by our board of directors at any time. Repurchases under the program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. Pursuant to the program, we repurchased 2.1 million and 1.3 million shares of outstanding common stock at a cost of $134 million and $85 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $1.1 billion remained available under the program for repurchases of our outstanding common stock.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Dividends
For the three months ended March 31, 2023 and 2022, our dividends totaled $36 million or $0.40 per share of outstanding common stock and $24 million or $0.25 per share of outstanding stock, respectively. All RSUs and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities on our condensed consolidated balance sheets, until the recipients receive the equivalents upon vesting. Dividends declared were recorded as a reduction of retained earnings; however, if there were no retained earnings as of the date of declaration, dividends declared were recorded as a reduction of additional paid-in capital. Future dividend payments must be approved by our board of directors and will depend on our liquidity, financial requirements, and other factors considered relevant by our board.
NOTE 12 - INCOME TAXES
Our effective income tax rate for the three months ended March 31, 2023 and 2022 was 21.4 percent and 3.9 percent, respectively. For the three months ended March 31, 2023, our effective income tax rate was different from the U.S. statutory tax rate of 21 percent primarily due to the effects of state income taxes, partially offset by the benefit of excess stock-based compensation deductions and a change in the state effective tax rate. For the three months ended March 31, 2022, our effective income tax rate was different from the U.S. statutory tax rate of 21 percent primarily due to our valuation allowance against our deferred tax assets.
In August 2022, the Inflation Reduction Act (“IRA”) was enacted into law. The provisions of the IRA include (i) a new 15 percent corporate alternative minimum tax on corporations with average annual adjusted financial statement income over a three-year period in excess of $1.0 billion, (ii) a nondeductible 1 percent excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions is effective for tax years beginning after December 31, 2022. We continue to monitor updates to the IRA and the impact to our financial position, results of operations and liquidity, however, we do not believe it will have a material impact on our cash taxes for the 2023 tax year and we are still assessing the impact for subsequent years.

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
The following table presents our weighted average basic and diluted shares outstanding for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Weighted average common shares outstanding - basic	88,357	96,279
Dilutive effect of:
RSUs and PSUs	852	—
Other equity-based awards	19	—
Weighted average common shares and equivalents outstanding - diluted	89,228	96,279

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

We reported a net loss for the three months ended March 31, 2022, as a result, our basic and diluted weighted average common shares outstanding were the same because the effect of the common share equivalents was anti-dilutive.
The following table presents the weighted average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Weighted average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	82	2,281
Other equity-based awards	32	143
Total anti-dilutive common share equivalents	114	2,424
NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$4,261	$3,825
Income taxes	—	(233)

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$52,304	$33,135
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	2,156	767

PDC ENERGY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1. Financial Statements of this report. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.
EXECUTIVE SUMMARY
March 31, 2023 Financial Overview of Operations and Liquidity
Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. In 2022 and the first quarter of 2023, crude oil and natural gas prices continued to be volatile. NYMEX WTI spot prices for crude oil reached a high of $130.50 per barrel in March 2022 and a low of $64.12 per barrel in March 2023. In addition, NYMEX Henry Hub spot prices for natural gas reached a high of $9.85 per MMBtu in August 2022 and a low of $1.93 per MMBtu in March 2023.
Crude Oil Markets
During the first quarter of 2023, crude oil pricing has decreased due to the net impact of higher supply and accumulation of global oil inventories, recession concerns, instability in the banking industry, uncertainties relating to the Russian invasion of Ukraine and changes in production by non-OPEC countries. In April 2023, OPEC+ announced a production cut which resulted to an increase in crude oil prices. Inflation rates in the first quarter of 2023 have started to soften, however, the U.S. Federal Reserve may continue to increase the benchmark federal funds interest rate in an effort to combat inflation. The magnitude and overall effectiveness of these actions remains uncertain. Overall, monetary policy changes can increase the risk of economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or long-term demand for commodities, resulting in industry oversupply and a potential for lower commodity prices, which could impact our drilling program and further increase the volatility of our common stock price.
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
During the first quarter of 2023, natural gas and NGLs prices declined compared to prices during 2022 due to high inventories as a result of a warm winter and lower heating demand and continued growth in natural gas production across the U.S.
Financial Matters
Three months ended March 31, 2023 compared to three months ended December 31, 2022
•Production volumes decreased to 22.0 MMboe in the first quarter of 2023, a decrease of 3 percent compared to 22.7 MMboe in the fourth quarter of 2022, primarily driven by two fewer days in the first quarter of 2023 and the timing of our turn-in-line activities in both basins.
•Crude oil, natural gas and NGLs sales decreased to $813 million compared to $976 million in the fourth quarter of 2022 primarily due to a 14 percent decrease in weighted average realized commodity prices and a 3 percent decrease in production volumes between periods.
•Negative net cash settlements from our commodity derivative contracts decreased to $86 million in the first quarter of 2023 compared to $167 million in the fourth quarter of 2022 due to a decrease in commodity prices compared to our commodity derivative contract prices between periods.

•Combined revenues from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments decreased 10 percent to $727 million from $809 million in the fourth quarter of 2022.
•Net income increased to $414 million, or $4.64 per diluted share, for the first quarter of 2023 compared to $350 million, or $3.79 per diluted share, in the fourth quarter of 2022 primarily due to a $144 million commodity risk management gain in the first quarter of 2023 compared to a $100 million commodity risk management loss in the fourth quarter of 2022, partially offset by a decrease in crude oil, natural gas and NGLs sales of $163 million and increase in income tax expense of $17 million.
•Cash flows from operations decreased to $588 million compared to $688 million in the fourth quarter of 2022 primarily due to lower sales partially offset by lower net derivative cash settlement losses. Adjusted cash flows from operations, a non-U.S. GAAP financial measure, decreased to $518 million compared to $604 million in the fourth quarter of 2022. Adjusted free cash flows, a non-U.S. GAAP financial measure, decreased to $101 million from $258 million in the fourth quarter of 2022 due to a decrease in adjusted cash flows from operations and an increase in capital expenditures between periods.
See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.
Drilling and Completion Overview
During the first quarter of 2023, we operated three full-time drilling rigs and two full-time completion crews in the Wattenberg Field and one full-time drilling rig and completion crew in the Delaware Basin. Our total capital investments in crude oil and natural gas properties and midstream assets for the first quarter of 2023 were $417 million.
The following table summarize our drilling and completion activities for the three months ended March 31, 2023:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2022	200	185	12	12	212	197
Wells spud	64	60	9	9	73	69
Wells turned-in-line	(55)	(49)	(6)	(6)	(61)	(55)
In-process as of March 31, 2023	209	196	15	15	224	211

Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within two years of drilling.
Capital Returns
Stock Repurchase Program. In February 2023, our board of directors approved a $750 million increase in the size of our stock repurchase program resulting in an aggregate authorization of $2 billion, which we currently anticipate fully utilizing by December 31, 2025. We repurchased 2.1 million shares of outstanding common stock at a cost of $134 million during the three months ended March 31, 2023. Effective January 1, 2023, the cost of stock repurchases includes related excise taxes pursuant to the terms of the IRA. As of March 31, 2023, $1.1 billion remained available for repurchases under the program.
Dividends. In February 2023, our board of directors approved an increase in the quarterly base dividend from $0.35 to $0.40 per share of outstanding common stock. For the three months ended March 31, 2023, our dividends totaled $36 million or $0.40 per share of outstanding common stock.

PDC ENERGY, INC.
2023 Operational and Financial Outlook
We anticipate that our full-year 2023 production will range between 255,000 Boe and 265,000 Boe per day, of which approximately 82,000 Bbls to 86,000 Bbls is expected to be crude oil. Our planned 2023 capital investments in crude oil and natural gas properties, which we expect to be between $1,350 million to $1,450 million, are focused on continued execution of our development plans in the Wattenberg Field and the Delaware Basin. Our capital budget and operating costs for 2023 may continue to be impacted by the volatility of commodity prices. Additionally, inflation has declined since December 2022, creating a modest decrease in certain capital costs during the first quarter of 2023; we anticipate this trend could continue through the second half of 2023.

We continue to move towards electrification in our operations to allow us to forego using internal combustion-power engines, which further helps us reduce our emissions. However, with this continued shift to electrification, we become more reliant on local third party grid power, which can be susceptible to capacity constraints, blackouts and infrastructure delays. These hazards could have an impact on our well development program as well as our daily production on existing wells.

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
Wattenberg Field. We are drilling in the horizontal Niobrara and Codell plays in a mixture of urban, urban interfacing and rural areas of the core Wattenberg Field. Our 2023 capital investment program for the Wattenberg Field represents approximately 80 percent of our expected total capital investments in crude oil and natural gas properties. Our plan includes spudding and turning-in-line 200 to 225 operated wells. To meet our development plan, we intend on running three full-time horizontal drilling rigs and one full-time completion crew plus an intermittent completion crew during the year.
Delaware Basin. Total capital investments in crude oil and natural gas properties in the Delaware Basin for 2023 are expected to be approximately 20 percent of our total capital investments. In 2023, we anticipate spudding 15 to 25 operated wells.
We are committed to our disciplined approach to managing our development plans. Based on our current production forecast for 2023, we expect 2023 cash flows from operations to exceed our capital investments in crude oil and natural gas properties. Our first priority is to pay our quarterly base dividend of $0.40 per share. Then we expect to use approximately 60% or more of our remaining adjusted free cash flow, a non-U.S. GAAP financial measure, for share repurchases and special dividends, as needed. Any remaining adjusted free cash flows will be used for reducing debt, and other general corporate purposes.
Regulatory and Political Updates
In March 2023, the Colorado Governor directed the Colorado Oil and Gas Conservation Commission (“COGCC”) and the Colorado Department of Public Health and Environment (“CDPHE”) to develop a rule or rules by the end of 2024 requiring the upstream oil and gas sector operating in the ozone nonattainment area to achieve minimum emissions reductions of nitrogen oxides (“NOx”), one of ground level ozone’s primary precursors along with volatile organic compounds (“VOCs”), of 30% by 2025 and 50% by 2030; directing COGCC to solidify environmental best management practices addressing ozone; and directing COGCC to establish an environmental best practices program to incentivize operators to engage in greenhouse gas related environmental efforts. Substantially all of our producing properties in the Wattenberg Field are located in the nonattainment area.

We cannot predict whether future ballot initiatives or other legislation or regulation will be proposed that would limit the areas of the state in which drilling is permitted to occur or impose other requirements or restrictions.

PDC ENERGY, INC.
Environmental, Social and Governance

We are committed to meaningful and measurable sustainability progress, focused on being a cleaner, safer and more socially responsible company. Our strategy is integrated into every level of our business and is overseen by our Environmental, Social, Governance and Nominating Committee at the board of directors and our internal Steering Committee, comprised of our senior leaders.

A core component of our sustainability initiatives is a dedicated drive to reduce our emissions. We have set aggressive targets to (i) reduce Scope 1 greenhouse gas emissions intensity, as defined by the Sustainability Accounting Standards Board, by 60% from 2020 levels by 2025 and 74% by 2030, (ii) reduce methane emissions intensity by 50% from 2020 levels by 2025 and 70% by 2030, and (iii) eliminate routine flaring, as defined by World Bank, by 2025. In March 2023, we completed our EPA annual filing for 2022 emissions and reported a 32% reduction in Scope 1 GHG emissions intensity and a 58% reduction in methane emissions intensity since 2021. Additionally, we eliminated routine flaring. As a result of our strong performance, we have exceeded our 2025 goal for methane emissions intensity and reached our 2025 goal of eliminating routine flaring. Accordingly, we are now reassessing our longer-term goals.

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

PDC ENERGY, INC.
Results of Operations
Summary of Operating Results
The following table presents selected information regarding our operating results:

	Three Months Ended
	March 31, 2023	December 31, 2022	Percent Change
	(dollars in millions, except per unit data)
Production:
Crude oil (MBbls)	6,938	7,380	(6)%
Natural gas (MMcf)	52,487	53,479	(2)%
NGLs (MBbls)	6,286	6,430	(2)%
Crude oil equivalent (MBoe)	21,971	22,723	(3)%
Average Boe per day (Boe)	244,122	246,989	(1)%

Crude Oil, Natural Gas and NGLs Sales:
Crude oil	$514	$607	(15)%
Natural gas	161	224	(28)%
NGLs	138	145	(5)%
Total crude oil, natural gas and NGLs sales	$813	$976	(17)%

Net Settlements on Commodity Derivatives
Crude oil	$(35)	$(105)	(66)%
Natural gas	(51)	(62)	(18)%
Total net settlements on derivatives	$(86)	$(167)	(48)%

Average Sales Price (excluding net settlements on derivatives):
Crude oil (per Bbl)	$74.13	$82.24	(10)%
Natural gas (per Mcf)	3.07	4.20	(27)%
NGLs (per Bbl)	21.95	22.49	(2)%
Crude oil equivalent (per Boe)	37.02	42.95	(14)%

Average Costs and Expense (per Boe):
Lease operating expense	$3.33	$3.04	10%
Production taxes	2.54	2.71	(6)%
Transportation, gathering and processing expense	1.48	1.53	(3)%
General and administrative expense	1.89	1.60	18%
Depreciation, depletion and amortization	9.43	8.89	6%

Lease Operating Expense by Operating Region (per Boe)
Wattenberg Field	$2.83	$2.52	12%
Delaware Basin	7.14	7.03	2%

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Sales
Crude oil, natural gas and NGLs sales for the three months ended March 31, 2023 decreased compared to the three months ended December 31, 2022 due to the following factors:

December 31, 2022 - March 31, 2023
(in millions)
Change in:
Production	$(44)
Average crude oil price	(56)
Average natural gas price	(59)
Average NGLs price	(4)
Total change in crude oil, natural gas and NGLs sales revenue	$(163)
Crude Oil, Natural Gas and NGLs Production
The following table presents crude oil, natural gas and NGLs production for the periods presented:

	Three Months Ended
Production by Operating Region	March 31, 2023	December 31, 2022	Percent Change
Crude oil (MBbls)
Wattenberg Field	6,005	6,406	(6)%
Delaware Basin	933	974	(4)%
Total	6,938	7,380	(6)%
Natural gas (MMcf)
Wattenberg Field	46,720	47,502	(2)%
Delaware Basin	5,767	5,977	(4)%
Total	52,487	53,479	(2)%
NGLs (MBbls)
Wattenberg Field	5,628	5,799	(3)%
Delaware Basin	658	631	4%
Total	6,286	6,430	(2)%
Crude oil equivalent (MBoe)
Wattenberg Field	19,420	20,122	(3)%
Delaware Basin	2,551	2,601	(2)%
Total	21,971	22,723	(3)%

Average crude oil equivalent per day (Boe)
Wattenberg Field	215,778	218,717	(1)%
Delaware Basin	28,344	28,272	—%
Total	244,122	246,989	(1)%
Net production volumes for oil, natural gas and NGLs decreased 3 percent during the three months ended March 31, 2023 compared to the three months ended December 31, 2022, primarily driven by two fewer days in the first quarter of 2023 compared to the fourth quarter of 2022 and timing of our turn-in-line activities in both basins. Average crude oil equivalent per day was relatively flat between the three months ended March 31, 2023 and December 31, 2022.

PDC ENERGY, INC.
The following table presents our crude oil, natural gas and NGLs production ratio by operating region for the periods presented:

	Three Months Ended
Production Ratio by Operating Region	March 31, 2023	December 31, 2022
Wattenberg Field
Crude oil	31%	32%
Natural gas	40%	39%
NGLs	29%	29%
Total	100%	100%
Delaware Basin
Crude oil	36%	37%
Natural gas	38%	39%
NGLs	26%	24%
Total	100%	100%
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
Our production from the Wattenberg Field and the Delaware Basin was not materially affected by midstream or downstream capacity constraints during the three months ended March 31, 2023. We continuously monitor infrastructure capacities versus producer activity and production volume forecasts. Increases in crude oil and natural gas prices in 2022 have incentivized producers in the Permian Basin to increase the level of drilling and completion activities. Despite the recent volatility in commodity prices, the number of drilling rigs has not materially declined, and the pace of production growth may lead to natural gas transportation constraints out of the Permian Basin in 2023. This may result in lower realized Waha natural gas prices, however, approximately half of our gas production in the Delaware Basin is dedicated to the Permian Highway Pipeline and is exposed to Houston-based gas pricing. This price diversification reduces the risk of a decrease in realized natural gas prices related to transportation constraints.

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Pricing
Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially.
The following table presents weighted average sales prices of crude oil, natural gas and NGLs for the periods presented:

	Three Months Ended
Weighted Average Realized Sales Price by Operating Region	March 31, 2023	December 31, 2022	Percent Change
(excluding net settlements on derivatives)
Crude oil (per Bbl)
Wattenberg Field	$74.25	$82.10	(10)%
Delaware Basin	73.35	83.15	(12)%
Weighted average price	74.13	82.24	(10)%
Natural gas (per Mcf)
Wattenberg Field	$3.28	$4.46	(26)%
Delaware Basin	1.33	2.07	(36)%
Weighted average price	3.07	4.20	(27)%
NGLs (per Bbl)
Wattenberg Field	$21.17	$21.24	—%
Delaware Basin	28.58	34.04	(16)%
Weighted average price	21.95	22.49	(2)%
Crude oil equivalent (per Boe)
Wattenberg Field	$36.99	$42.79	(14)%
Delaware Basin	37.20	44.17	(16)%
Weighted average price	37.02	42.95	(14)%

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

Three Months Ended March 31, 2023	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$76.13	$74.13	97%	$2.66	$71.47	94%
Natural gas (per MMBtu)	3.42	3.07	90%	0.18	2.89	85%
NGLs (per Bbl)	76.13	21.95	29%	—	21.95	29%
Crude oil equivalent (per Boe)	54.00	37.02	69%	1.28	35.74	66%

Three Months Ended December 31, 2022	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$82.64	$82.24	100%	$2.55	$79.69	96%
Natural gas (per MMBtu)	6.26	3.94	63%	0.21	3.73	60%
NGLs (per Bbl)	82.64	22.49	27%	—	22.49	27%
Crude oil equivalent (per Boe)	64.95	42.34	65%	1.32	41.02	63%
____________
(1)Average TGP expense excludes unutilized firm transportation fees of $0.20 per Boe and $0.21 per Boe for the three months ended March 31, 2023 and December 31, 2022, respectively.
Our average realization percentage for natural gas increased for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 primarily due to higher first of the month Colorado Interchange Gas (“CIG”) basis in January and February of 2023.
Commodity Price Risk Management
We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price exchanges, and basis protection exchanges on a portion of our estimated crude oil and natural gas production. For our commodity exchanges, we ultimately realize the fixed price value related to the swaps. See Note 5 - Commodity Derivative Financial Instruments in Item 1. Financial Statements included elsewhere in this report for a summary of our derivative positions as of March 31, 2023.
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

PDC ENERGY, INC.
The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended
	March 31, 2023	December 31, 2022
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price exchanges	$(35)	$(105)
Natural gas collars and fixed price exchanges	(5)	(69)
Natural gas basis protection exchanges	(46)	7
Total net settlements of commodity derivative instruments	(86)	(167)
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	110	156
Crude oil collars and fixed price exchanges	69	(153)
Natural gas collars and fixed price exchanges	80	93
Natural gas basis protection exchanges	(29)	(29)
Net change in fair value of unsettled commodity derivative instruments	230	67
Total commodity price risk management gain (loss), net	$144	$(100)
The decrease in commodity prices during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 resulted in an unrealized commodity risk management gain in the first quarter of 2023.
Lease Operating Expense
Lease operating expense (“LOE”) increased by 6 percent to $73 million for the three months ended March 31, 2023 compared to $69 million for the three months ended December 31, 2022. The period-over-period increase in LOE was primarily attributable to a $2 million increase in chemicals, power and fuel and a $1 million increase in regulatory and abandonment costs. LOE per Boe increased 10 percent to $3.33 for the three months ended March 31, 2023 from $3.04 for the three months ended December 31, 2022. The increase in LOE per Boe was primarily due to the factors outlined above and a 3 percent decrease in production volumes between periods.
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
Production taxes decreased 9 percent to $56 million for the three months ended March 31, 2023 compared to $61 million for the three months ended December 31, 2022. Production taxes per Boe decreased 6 percent to $2.54 for the three months ended March 31, 2023 compared to $2.71 for the three months ended December 31, 2022. The decrease in production taxes was primarily due to a 14 percent decrease in weighted average realized sales prices between periods and a 3 percent decrease in production volumes between periods. The decrease in production taxes per Boe was primarily due to a decrease in weighted average realized sales prices between periods.
Transportation, Gathering and Processing Expense
TGP expense decreased 6 percent to $33 million for the three months ended March 31, 2023 compared to $35 million for the three months ended December 31, 2022. The decrease in TGP expense between periods was primarily due to a 3 percent decrease in production volumes and a $1 million decrease in shortfall fees relating to our delivery commitments. TGP expense per Boe decreased 3 percent to $1.48 for the three months ended March 31, 2023 compared to $1.53 for the three months ended December 31, 2022.

PDC ENERGY, INC.
General and Administrative Expense
General and administrative expense increased 14 percent to $41 million for the three months ended March 31, 2023 compared to $36 million for the three months ended December 31, 2022. The increase between periods was primarily due to a $2 million release of our accrual related to our consent decree which terminated in the fourth quarter of 2022 and a $2 million increase in salaries, wages and benefits related to the timing of our employee incentive programs.
Depreciation, Depletion and Amortization Expense
DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $205 million for the three months ended March 31, 2023 compared to $200 million for the three months ended December 31, 2022. The increase in DD&A expense was primarily due to a 6 percent increase in the weighted average depletion expense rate partially offset by a 3 percent decrease in production volumes between periods.
The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

December 31, 2022 - March 31, 2023
(in millions)
Increase (decrease) in production	$(7)
Increase (decrease) in weighted average depletion rates	12
Total increase (decrease) in DD&A expense related to crude oil and natural gas properties	$5
The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022
	(per Boe)
Operating Region/Area
Wattenberg Field	$9.04	$8.56
Delaware Basin	11.50	10.66
Total weighted average DD&A expense rate	9.32	8.80
Interest Expense, net
Interest expense, net decreased 6 percent to $15 million for the three months ended March 31, 2023 compared to $16 million for the three months ended December 31, 2022. The decrease between periods was primarily due to an increase in capitalized interest as a result of an increase in interest rates and drilling activity in both basins.
Provision for Income Taxes
We recorded income tax expense of $113 million and $96 million for the three months ended March 31, 2023 and December 31, 2022, respectively, resulting in an effective income tax rate of 21.4 percent and 20.3 percent on the respective pre-tax income. For the three months ended March 31, 2023, our effective income tax rate was different from the statutory U.S. statutory tax rate of 21 percent primarily due to the effects of state income taxes, partially offset by the benefit of excess stock-based compensation deductions and a change in the state effective tax rate. For the three months ended December 31, 2022, our effective income tax rate was different from the U.S. statutory tax rate of 21 percent primarily due to changes in our valuation allowance against our deferred tax assets and due to the effects of state income taxes.
In August 2022, the IRA was enacted into law. The provisions of the IRA include (i) a new 15 percent corporate alternative minimum tax on corporations with average annual adjusted financial statement income over a three-year period in excess of $1.0 billion, (ii) a nondeductible 1 percent excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions are effective for tax years beginning after December 31, 2022. We continue to monitor updates to the IRA and the impact to our financial position, results of operations

PDC ENERGY, INC.
and liquidity, however, we do not believe it will have a material impact on our cash taxes for the 2023 tax year, and we are still assessing the impact for subsequent years.

Net Income (Loss)/Adjusted Net Income (Loss)
The factors impacting a net income of $414 million and $350 million for the three months ended March 31, 2023 and December 31, 2022, respectively, are discussed above.
Adjusted net income, a non-U.S. GAAP financial measure, was $233 million and $297 million for the three months ended March 31, 2023 and December 31, 2022, respectively. With the exception of the tax-affected (when applicable) net change in fair value of unsettled derivatives, the same factors impacted adjusted net income. See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.
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
We may use our available liquidity for operating activities, capital investments, working capital requirements, acquisitions, capital returns and for general corporate purposes. We maintain a significant capital investment program to execute our development plans, which requires capital expenditures to be made in periods prior to initial production from newly developed wells. These activities typically result in a working capital deficit; however, we do not believe that our working capital deficit as of March 31, 2023 is an indication of a lack of liquidity. We had working capital deficits of $751 million as of March 31, 2023 and $826 million as of December 31, 2022. The decrease in working capital deficit since December 31, 2022 was primarily due to a decrease in fair value of our current net derivative liabilities between periods. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.
From time to time, we may seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise.
Liquidity
Our cash and cash equivalents were $17 million at March 31, 2023 and availability under our revolving credit facility was $1.1 billion, providing for a total liquidity position of $1.1 billion as of March 31, 2023. The borrowing base is primarily based on the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests.
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
Our material long-term cash requirements relate to debt obligations and interest payments, commodity derivative contract liabilities, production taxes, operating and finance leases, asset retirement obligations, and firm transportation and processing agreements. There are no significant changes to our material cash requirements arising from contractual obligations since December 31, 2022.
The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements (a) to maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 3.5:1.0. For purposes of the current ratio covenant, the revolving credit facility’s definition of total current assets, in addition to current assets as presented under U.S. GAAP, includes, among other things, unused commitments under the revolving credit facility and excludes the fair value of commodity derivative assets. Additionally, the current ratio covenant calculation allows us to exclude the fair value of commodity derivative liabilities and the current portion of our long-term debt and other short-term loans from the U.S. GAAP total current liabilities amount. Accordingly, the existence of a working capital deficit under U.S. GAAP is not necessarily indicative of a violation of the current ratio covenant. At March 31, 2023, we were in compliance with all covenants in the revolving credit facility with a current ratio of 1.4:1.0 and a leverage ratio of 0.5:1.0.
We expect to remain in compliance with the covenants under our credit facility and our Senior Notes throughout the 12-month period following the filing of this report.
Cash Flows
Our cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities	$588,323	$489,048
Cash flows from investing activities	(372,439)	(236,534)
Cash flows from financing activities	(204,935)	(115,186)
Net increase (decrease) in cash and cash equivalents	$10,949	$137,328
Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expense. Cash flows from operating activities increased by $99 million to $588 million during the three months ended March 31, 2023 compared to $489 million during the three months ended March 31, 2022. The increase between periods was primarily due to a $75 million decrease in net cash derivative settlement losses and the timing of receivable collections, partially offset by a $69 million decrease in revenue from crude oil, natural gas and NGLs sales and the timing vendor payments.
Adjusted cash flows from operations, a non-U.S. GAAP financial measure, decreased by $21 million to $518 million during the three months ended March 31, 2023 from $539 million during the three months ended March 31, 2022. The decrease was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted free cash flow, a non-U.S. GAAP financial measure, decreased by $218 million during the three months ended March 31, 2023 to $101 million compared to $319 million during the three months ended March 31, 2022 primarily due to an increase in capital investments in crude oil and natural gas properties as a result of our 2023 development plan.

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
Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $372 million during the three months ended March 31, 2023 was primarily due to our drilling and completion activities of $362 million. Net cash used in investing activities of $237 million during the three months ended March 31, 2022 was primarily related to our drilling and completion activities of $187 million and a $50 million deposit in escrow relating to the Great Western Acquisition.
Financing Activities. Net cash used in financing activities of $205 million during the three months ended March 31, 2023 was primarily due to (i) the repurchase of 2.1 million shares of our common stock for $130 million pursuant to our stock repurchase program, (ii) dividend payments totaling $37 million, (iii) purchase of treasury shares for employee stock-based compensation tax withholding obligations amounting to $19 million and (iv) $18 million in net payments on our credit facility outstanding balance. In February 2023, our board of directors approved a $750 million increase in the size of our stock repurchase program resulting in an aggregate authorization of $2 billion. Repurchases of our common stock may extend through the end of 2025 based on current market conditions, although the board of directors could elect to suspend or terminate the program at any time, including if certain share price parameters are not achieved.
Net cash used in financing activities of $115 million during the three months ended March 31, 2022 was primarily due to the repurchase of 1.3 million shares of our common stock for $81 million pursuant to our stock repurchase program and dividend payments totaling $25 million.
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

	As of/Three Months Ended		As of/Year Ended
	March 31, 2023		December 31, 2022
	Issuer	Guarantors	Issuer	Guarantors
	(in millions)
Assets
Current assets	518	54	539	55
Intercompany accounts receivable, guarantor subsidiary	—	323	—	334
Investment in guarantor subsidiary	1,767	—	1,767	—
Properties and equipment, net	6,444	1,067	6,286	1,007

PDC ENERGY, INC.

	As of/Three Months Ended		As of/Year Ended
	March 31, 2023		December 31, 2022
	Issuer	Guarantors	Issuer	Guarantors
	(in millions)
Other non-current assets	124	54	88	8

Liabilities
Current liabilities	1,217	105	1,362	59
Intercompany accounts payable	323	—	334	—
Long-term debt	1,297	—	1,314	—
Other non-current liabilities	1,244	182	1,102	164

Statement of Operations
Crude oil, natural gas and NGLs sales	718	95	3,639	657
Commodity price risk management gain (loss), net	144	—	(464)	—
Total revenues	863	95	3,180	666
Production costs (1)	301	67	1,167	282
Gross profit (2)	416	28	2,472	376
Impairment of properties and equipment	1	—	1	6
Net income (loss)	388	26	1,420	359
____________
(1)Production costs include LOE, TGP, production taxes and DD&A.
(2)Gross profit is calculated as crude oil, natural gas and NGLs sales less production costs.

Recent Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effect on us as of March 31, 2023.
Critical Accounting Policies and Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP required management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.
There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in our 2022 Form 10-K filed with the SEC on February 22, 2023.

PDC ENERGY, INC.
Reconciliation of Non-U.S. GAAP Financial Measures
We use “adjusted cash flows from operations”, “adjusted free cash flow (deficit)” and “adjusted net income (loss)”, non-U.S. GAAP financial measures, for internal management reporting, when evaluating period-to-period changes and, in some cases, in providing public guidance on possible future results. In addition, we believe these are measures of our fundamental business and can be useful to us, investors, lenders, and other parties in the evaluation of our performance relative to our peers and in assessing acquisition opportunities and capital expenditure projects. These supplemental measures are not measures of financial performance under U.S. GAAP and should be considered in addition to, not as a substitute for, net income (loss) or cash flows from operations, investing or financing activities and should not be viewed as liquidity measures or indicators of cash flows reported in accordance with U.S. GAAP. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. In the future, we may disclose different non-U.S. GAAP financial measures in order to help us and our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure.
In the first quarter of 2023, we determined that adjusted earnings before interest expense, taxes, DD&A and exploration expense (“Adjusted EBITDAX”) is no longer used as a non-U.S. GAAP metric by our management to monitor our financial performance. As a result, we removed the Adjusted EBITDAX disclosure for the period ending March 31, 2023, as well as related comparative information of prior periods.
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

PDC ENERGY, INC.
The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in millions)
Cash flows from operations to adjusted cash flows from operations and adjusted free cash flow:
Net cash from operating activities	$588	$688	$489
Changes in assets and liabilities	(70)	(84)	50
Adjusted cash flows from operations	518	604	539
Capital expenditures for development of crude oil and natural gas properties	(362)	(296)	(187)
Capital expenditures for midstream assets	(4)	(1)	—
Change in accounts payable related to capital expenditures for oil and gas development activities and midstream assets	(51)	(49)	(33)
Adjusted free cash flow	$101	$258	$319

Net income (loss) to adjusted net income (loss):
Net income (loss)	$414	$350	$(32)
Loss (gain) on commodity derivative instruments	(144)	100	568
Net settlements on commodity derivative instruments	(86)	(167)	(161)
Tax effect of above adjustments	49	14	(16)
Adjusted net income (loss)	$233	$297	$359

PDC ENERGY, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market-Sensitive Instruments and Risk Management
We are exposed to market risks associated with commodity price risk, interest rate risk and credit risk. Recent inflationary trends and the possibility of a recession could impact each of these market risks. We have established risk management processes to monitor and manage these market risks.
Commodity Price Risk
We are exposed to the potential risk of loss from adverse changes in the market price of crude oil, natural gas, natural gas basis and NGLs. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. Pursuant to established policies and procedures and the terms of our credit facility, we manage a portion of the risks associated with these market fluctuations using commodity derivative instruments. These instruments help us predict with greater certainty the effective crude oil and natural gas prices we will receive for our hedged production. We believe that our commodity derivative policies and procedures are effective in achieving our risk management objectives.
As of March 31, 2023, we had a net liability derivative position of $39.9 million related to our commodity price risk derivatives. Our outstanding derivative contracts, related maturities and fair values are disclosed in Note 5 - Commodity Derivative Financial Instruments included elsewhere in this report. Based on a sensitivity analysis as of March 31, 2023, we estimate that a hypothetical 10 percent increase in natural gas prices, crude oil prices and the propane portion of NGLs prices, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in an increase in the fair value of our net derivative liabilities of $115 million, whereas a ten percent decrease in prices would have resulted in a decrease in fair value of our net derivative liabilities of $114 million. The potential increase in the fair value of our net derivative liabilities would be recorded in statements of operations as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
Interest Rate Risk
Changes in interest rates affect the amount of interest we earn on our interest bearing cash, cash equivalents and restricted cash accounts and the interest we pay on borrowings under our revolving credit facility. Our 2024 Senior Notes and 2026 Senior Notes have fixed rates, and therefore near-term changes in interest rates do not expose us to risk of earnings or cash flow loss; however, such changes could affect our results of operations and cash flows if we elected to repurchase or otherwise retire fixed-rate debt at prices different than carrying values.
As of March 31, 2023, we had $352 million in outstanding borrowings under our revolving credit facility with a weighted average interest of 6.5% for the three months ending March 31, 2023. Details of the interest rate terms of our credit facility are disclosed in Note 8 - Long-term Debt included elsewhere in this report. If market interest rates would have increased or decreased one percent, our interest expense for the three months ended March 31, 2023 would have changed by approximately $1 million.
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
We primarily use financial institutions which are lenders in our revolving credit facility as counterparties for our derivative financial instruments. Disruption in the credit markets, changes in commodity prices, instability in the banking industry and other factors may have a significant adverse impact on a number of financial institutions. To date, we have had no material counterparty default losses from our commodity derivative financial instruments.

PDC ENERGY, INC.
Our crude oil, natural gas and NGLs sales are concentrated with a few predominately large customers. This concentrates our credit risk exposure with a small number of large customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Disclosure of Limitations
Because the information above included only those exposures that existed at March 31, 2023, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Additional information regarding our legal proceedings can be found in Note 10 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of March 31, 2023 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses on our condensed consolidated balance sheets.
As of March 31, 2023, we have identified the following proceedings requiring disclosure, none of which are anticipated to have a material effect on our financial condition or results of operations:

Reclamation Improvement Program (Wattenberg)
•Self-audit/voluntary disclosure of final reclamation deficiencies reported to COGCC in December 2019
•Administrative Order on Consent (“AOC”) agreed to in July 2021
•$500,000 in penalties; approximately $350,000 suspended pending compliance with certain obligations

Bradenhead Pressure (Wattenberg)
•COGCC issued Notices of Alleged Violations (“NOAVs”) in August and November 2021 alleging violations of wellhead/bradenhead pressure test reporting timing requirements
•Penalties will likely exceed $300,000

Stormwater Permit (Wattenberg)
•CDPHE issued a Notice of Violation/Cease and Desist Order (“NOV”) in July 2022 alleging stormwater permit violations associated with Great Western assets
•Penalties will likely exceed $300,000

Texas Flyover
•Environmental Protection Agency (“EPA”) issued a NOV in September 2022 related to emissions observed during a 2020 flyover
•Facilities identified were at the time undergoing a Texas Commission on Environmental Quality (“TCEQ”) self-audit, engineering assessment, and corrective actions
•TCEQ closed the audit program to its satisfaction in May 2021
•Penalties will likely exceed $300,000
Further, we could be the subject of other enforcement actions by regulatory authorities in the future relating to our past, present, or future operations.
ITEM 1A. RISK FACTORS
We face many risks. Risk factors that could adversely affect our business, operating results, and financial condition as well as the value of an investment in our common stock are described under Item 1A, Risk Factors, of our 2022 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
There have been no material changes from the risk factors previously disclosed in our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information about our purchases of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (3) (in millions)
January	987,363	$64.63	749,680	$406
February	783,777	64.19	721,600	1,109
March	587,300	63.78	587,300	1,072
Total first quarter 2023 purchases	2,358,440	64.60	2,058,580	1,072
_____________
(1)In 2019, our board of directors approved a program pursuant to which we may acquire shares of our common stock from time to time. In February 2023, our board of directors approved a $750.0 million increase in the size of our stock repurchase program resulting in an aggregate authorization of $2 billion. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by our board of directors at any time.
(2)Purchases outside of the stock repurchase program represent shares withheld from employees for the payment of their tax liabilities related to the vesting of securities issued pursuant to our stock-based compensation plans. The withheld shares are not considered common stock repurchased under the stock repurchase program.
(3)Excludes excise taxes related to stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION - None.

PDC ENERGY, INC.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

22	Securities guaranteed by Guarantors.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Form of 2023 Performance Share Agreement.					X

99.2	Form of 2023 Restricted Stock Unit Agreement (Executives).					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith.

PDC ENERGY, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: May 3, 2023	/s/ Barton R. Brookman
Barton R. Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Executive Vice President and Chief Financial Officer
(principal financial officer)