Form 10-Q
period 2023-06-30
PDC ENERGY, INC.
filed 2023-08-01
CIK 77877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 87,004,784 shares of the Company's Common Stock ($0.01 par value) were outstanding as of July 25, 2023.

PDC ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Words such as expect, anticipate, intend, plan, believe, seek, estimate, schedule and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future production, costs and cash flows; drilling locations, zones and growth opportunities; potential impacts of entering into the Merger Agreement with Chevron Corporation (“Chevron”); impacts of Colorado political matters; commodity prices and differentials; capital expenditures and projects, including the number of rigs employed; cash flows from operations relative to future capital investments; financial ratios and compliance with covenants in our revolving credit facility and other debt instruments; adequacy of midstream infrastructure; adequacy of third party grid power capacity; the potential return of capital to shareholders through buybacks of shares and/or payments of dividends; expected impact from emission reduction initiatives; risk of our counterparties’ non-performance on derivative instruments; and our ability to fund planned activities.

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
•the risk that PDC stockholders may not approve the Merger Agreement;
•uncertainty as to whether the Merger will close and the timing to consummate the closing;
•difficulties in integrating our operations as a result of any significant acquisitions or acreage exchanges;
•restrictions in the operation of our business while the Merger Agreement is in effect until the closing;
•the uncertainty of the value of the Merger consideration due to the fixed exchange ratio and potential fluctuation in the market price of Chevron common stock;
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
•cost of pending or future litigation, including any costs for litigation that might occur relating to the Merger;
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
•cybersecurity disruptions to our operations from breaches of our information technology systems, or from breaches of third-party systems;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDC ENERGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,204	$6,494
Accounts receivable, net	498,751	546,311
Fair value of derivatives	61,558	31,963
Prepaid expenses and other current assets	11,444	8,987
Total current assets	581,957	593,755
Properties and equipment, net	7,603,179	7,293,355
Fair value of derivatives	49,997	25,562
Other assets	124,089	70,093
Total Assets	$8,359,222	$7,982,765

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$231,196	$244,406
Production tax liability	334,511	244,737
Fair value of derivatives	66,046	274,218
Funds held for distribution	421,099	539,094
Accrued interest payable	13,151	11,655
Other accrued expenses	109,994	106,082
Total current liabilities	1,175,997	1,420,192
Long-term debt	1,509,972	1,314,010
Asset retirement obligations	172,538	171,665
Fair value of derivatives	11,879	53,600
Deferred income taxes	719,890	507,683
Other liabilities	346,080	532,870
Total liabilities	3,936,356	4,000,020

Commitments and contingent liabilities

Stockholders’ equity
Common shares - par value $0.01 per share, 150,000,000 authorized, 87,000,701 and 89,224,353 issued as of June 30, 2023 and December 31, 2022, respectively	870	892
Additional paid-in capital	2,716,938	2,823,364
Retained earnings	1,705,155	1,165,816
Treasury shares - at cost, 1,502 and 119,336 as of June 30, 2023 and December 31, 2022, respectively	(97)	(7,327)
Total stockholders’ equity	4,422,866	3,982,745
Total Liabilities and Stockholders’ Equity	$8,359,222	$7,982,765

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Crude oil, natural gas and NGLs sales	$802,509	$1,237,680	$1,615,793	$2,120,058
Commodity price risk management gain (loss), net	67,436	(101,976)	211,568	(670,031)
Other income	1,863	2,787	2,115	4,912
Total revenues	871,808	1,138,491	1,829,476	1,454,939
Costs, expenses and other
Lease operating expense	73,424	70,611	146,683	124,767
Production taxes	49,234	89,251	104,981	152,167
Transportation, gathering and processing expense	31,402	29,584	63,907	57,555
Exploration, geologic and geophysical expense	457	320	991	573
General and administrative expense	52,780	45,649	94,267	79,756
Depreciation, depletion and amortization	252,913	191,061	460,100	342,116
Accretion of asset retirement obligations	3,820	3,352	7,534	6,339
Impairment of properties and equipment	285	510	1,658	1,453
Loss (gain) on sale of properties and equipment	(257)	498	(102)	373
Total costs, expenses and other	464,058	430,836	880,019	765,099
Income (loss) from operations	407,750	707,655	949,457	689,840
Interest expense, net	(19,278)	(17,565)	(33,983)	(30,510)
Gain on bargain purchase	—	100,273	—	100,273
Income (loss) before income taxes	388,472	790,363	915,474	759,603
Income tax expense	(99,760)	(127,982)	(212,630)	(129,182)
Net income (loss)	$288,712	$662,381	$702,844	$630,421

Earnings (loss) per share:
Basic	$3.31	$6.83	$8.01	$6.52
Diluted	$3.28	$6.74	$7.93	$6.42

Weighted average common shares outstanding:
Basic	87,169	96,982	87,760	96,632
Diluted	88,108	98,246	88,665	98,150

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$702,844	$630,421
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Net change in fair value of unsettled commodity derivatives	(303,924)	209,777
Depreciation, depletion and amortization	460,100	342,116
Impairment of properties and equipment	1,658	1,453
Accretion of asset retirement obligations	7,534	6,339
Non-cash stock-based compensation	14,978	12,770
Loss (gain) on sale of properties and equipment	(102)	373
Amortization of debt discount, premium and issuance costs	2,770	2,715
Deferred income taxes	212,208	128,481
Gain on bargain purchase	—	(100,273)
Other	307	(700)
Changes in assets and liabilities	(242,252)	2,909
Net cash from operating activities	856,121	1,236,381
Cash flows from investing activities:
Capital expenditures for development of crude oil and natural gas properties	(750,150)	(533,592)
Capital expenditures for midstream assets	(6,267)	(3,015)
Capital expenditures for other properties and equipment	(9,739)	(2,537)
Cash paid for acquisition of an exploration and production business	—	(1,068,241)
Proceeds from sale of properties and equipment	237	461
Proceeds from divestitures	—	465
Net cash from investing activities	(765,919)	(1,606,459)
Cash flows from financing activities:
Proceeds from revolving credit facility and other borrowings	1,311,000	1,372,000
Repayment of revolving credit facility and other borrowings	(1,116,000)	(617,000)
Payment of debt issuance costs	(1,923)	(47)
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	(24,963)	(16,860)
Purchase of treasury shares under stock repurchase program	(180,480)	(295,005)
Dividends paid	(72,907)	(59,219)
Principal payments under financing lease obligations	(1,219)	(962)
Net cash from financing activities	(86,492)	382,907
Net change in cash and cash equivalents	3,710	12,829
Cash, cash equivalents and restricted cash, beginning of period	6,494	33,829
Cash, cash equivalents and restricted cash, end of period	$10,204	$46,658

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except dividends per share)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2023	89,224	$892	$2,823,364	(119)	$(7,327)	$1,165,816	$3,982,745
Net income (loss)	—	—	—	—	—	414,132	414,132
Stock-based compensation	734	8	6,497	—	59	—	6,564
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(300)	(19,243)	—	(19,243)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(300)	(3)	(10,942)	300	19,243	(8,298)	—
Retirement of treasury shares	(2,088)	(21)	(76,213)	2,089	136,047	(59,813)	—
Issuance of treasury shares	—	—	—	1	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(2,059)	(134,190)	—	(134,190)
Dividends declared ($0.40 per share)	—	—	—	—	—	(35,632)	(35,632)
Balance, March 31, 2023	87,570	$876	$2,742,706	(88)	$(5,411)	$1,476,205	$4,214,376
Net income (loss)	—	—	—	—	—	288,712	288,712
Stock-based compensation	276	3	5,080	—	3,331	—	8,414
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(89)	(5,720)	—	(5,720)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(70)	(1)	(2,573)	70	4,528	(1,954)	—
Retirement of treasury shares	(775)	(8)	(28,275)	775	50,886	(22,603)	—
Issuance of treasury shares	—	—	—	55	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(725)	(47,711)	—	(47,711)
Dividends declared ($0.40 per share)	—	—	—	—	—	(35,205)	(35,205)
Balance, June 30, 2023	87,001	$870	$2,716,938	(2)	$(97)	$1,705,155	$4,422,866

See accompanying Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	96,468	$965	$3,161,941	(55)	$(2,705)	$(249,954)	$2,910,247
Net income (loss)	—	—	—	—	—	(31,960)	(31,960)
Stock-based compensation	655	7	1,798	—	3,669	—	5,474
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(164)	(9,203)	—	(9,203)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(53)	(2)	(3,022)	53	3,024	—	—
Retirement of treasury shares	(1,320)	(13)	(83,508)	1,320	83,521	—	—
Issuance of treasury shares	—	—	—	67	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(1,326)	(85,339)	—	(85,339)
Dividends declared ($0.25 per share)	—	—	(24,468)	—	—	—	(24,468)
Balance, March 31, 2022	95,750	$957	$3,052,741	(105)	$(7,033)	$(281,914)	$2,764,751
Net income (loss)	—	—	—	—	—	662,381	662,381
Issuance of stock pursuant to acquisition	4,007	40	293,274	—	—	—	293,314
Stock-based compensation	337	3	6,924	—	369	—	7,296
Purchase of treasury shares for employee stock-based compensation tax withholding obligations	—	—	—	(101)	(7,657)	—	(7,657)
Retirement of treasury shares for employee stock-based compensation tax withholding obligations	(101)	(1)	(7,635)	101	7,636	—	—
Retirement of treasury shares	(2,946)	(29)	(214,123)	2,946	214,152	—	—
Issuance of treasury shares	—	—	—	5	—	—	—
Purchase of treasury shares under stock repurchase program	—	—	—	(2,966)	(214,706)	—	(214,706)
Dividends declared ($0.35 per share)	—	—	(34,658)	—	—	—	(34,658)
Balance, June 30, 2022	97,047	$970	$3,096,523	(120)	$(7,239)	$380,467	$3,470,721

See accompanying Notes to Condensed Consolidated Financial Statements

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
PDC Energy, Inc. is a domestic independent exploration and production company that acquires, explores and develops properties for the production of crude oil, natural gas and NGLs, with operations in the Wattenberg Field in Colorado and the Delaware Basin in west Texas. Our operations in the Wattenberg Field are focused in the horizontal Niobrara and Codell plays and our Delaware Basin operations are primarily focused in the horizontal Wolfcamp zones. As of June 30, 2023, we owned an interest in approximately 4,200 gross productive wells.
The accompanying unaudited condensed consolidated financial statements include the accounts of PDC and our wholly-owned subsidiaries. Pursuant to the proportionate consolidation method, our accompanying financial statements include our pro rata share of assets, liabilities, revenues and expenses of the entities which we proportionately consolidate. All material intercompany accounts and transactions have been eliminated in consolidation. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2022 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2022 Form 10-K. Our results of operations and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
Chevron Merger
On May 21, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chevron Corporation (“Chevron”) pursuant to which, subject to the conditions of the agreement, Chevron will acquire us in an all-stock transaction (“Merger”). Upon completion of the Merger Agreement, each outstanding share of common stock of PDC will be converted into the right to receive 0.4638 of a share of common stock of Chevron. The Merger is expected to close shortly after receipt of PDC shareholders’ approval, subject to other customary closing conditions.

For the three and six months ended June 30, 2023, we incurred $7 million of transaction costs in relation to the Merger recognized in general and administrative expense on the condensed consolidated statements of operations.

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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The purchase price allocation was completed on December 31, 2022. We recognized immaterial measurement period adjustments since the initial purchase price allocation as of June 30, 2022. The following table details our final purchase price, valuation and allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Great Western Acquisition:

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
June 30, 2023
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

The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on available information and certain assumptions that we believe are reasonable, including (i) our common stock issued to the owners of Great Western, (ii) the increase in depletion reflecting the relative fair values and production volumes attributable to Great Western’s properties and the revision to the depletion rate reflecting the reserve volumes acquired, (iii) adjustments to interest expense as a result of payoff of Great Western’s credit facility and secured senior notes, (iv) the adjustment to reflect the gain on bargain purchase, and (v) the estimated tax impacts of the pro forma adjustments. In addition, pro forma net income was adjusted to exclude acquisition-related costs incurred by us and Great Western totaling approximately $25.3 million and $28.5 million for the three and six months ended June 30, 2022, respectively.

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(in thousands, except per share data)
Total revenue	$1,154,220	$1,506,567
Net income (loss)	574,887	491,127

Earnings (loss) per share:
Basic	$5.83	$4.94
Diluted	5.76	4.87

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 3 - REVENUE RECOGNITION
Disaggregated Revenue. The following table presents crude oil, natural gas and NGLs sales disaggregated by commodity and operating region for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue by Commodity and Operating Region	2023	2022	Percent Change	2023	2022	Percent Change
	(in thousands)
Crude oil
Wattenberg Field	$521,104	$599,162	(13)%	$966,950	$1,051,073	(8)%
Delaware Basin	89,675	141,671	(37)%	158,128	239,509	(34)%
Total	610,779	740,833	(18)%	1,125,078	1,290,582	(13)%
Natural gas
Wattenberg Field	59,718	237,713	(75)%	213,073	381,412	(44)%
Delaware Basin	6,161	40,004	(85)%	13,848	59,429	(77)%
Total	65,879	277,717	(76)%	226,921	440,841	(49)%
NGLs
Wattenberg Field	102,991	181,552	(43)%	222,150	320,427	(31)%
Delaware Basin	22,860	37,578	(39)%	41,644	68,208	(39)%
Total	125,851	219,130	(43)%	263,794	388,635	(32)%
Crude oil, natural gas and NGLs
Wattenberg Field	683,813	1,018,427	(33)%	1,402,173	1,752,912	(20)%
Delaware Basin	118,696	219,253	(46)%	213,620	367,146	(42)%
Total	$802,509	$1,237,680	(35)%	$1,615,793	$2,120,058	(24)%
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
June 30, 2023
(Unaudited)

Our crude oil and natural gas fixed-price exchanges and basis exchanges are included in Level 2. Our collars are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, our derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis as of the dates indicated:

		June 30, 2023			December 31, 2022
	Condensed Consolidated Balance Sheet Line Item	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(in thousands)
Derivative assets
Current	Fair value of derivatives	$43,060	$18,498	$61,558	$9,178	$22,785	$31,963
Non-current	Fair value of derivatives	43,625	6,372	49,997	20,439	5,123	25,562
Total		$86,685	$24,870	$111,555	$29,617	$27,908	$57,525

Derivative liabilities
Current	Fair value of derivatives	$(55,305)	$(10,741)	$(66,046)	$(214,171)	$(60,047)	$(274,218)
Non-current	Fair value of derivatives	(9,659)	(2,220)	(11,879)	(49,749)	(3,851)	(53,600)
Total		$(64,964)	$(12,961)	$(77,925)	$(263,920)	$(63,898)	$(327,818)
The following table presents a reconciliation of our Level 3 commodity derivative assets and liabilities measured at fair value for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fair value of Level 3 instruments, net asset (liability) beginning of period	$4,914	$(226,211)	$(35,991)	$(62,540)
Changes in fair value included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	13,311	(63,157)	54,108	(272,928)
Settlements included on condensed consolidated statement of operations line items:
Commodity price risk management gain (loss), net	(6,316)	83,848	(6,208)	129,948
Fair value of Level 3 instruments, net asset (liability) end of period	$11,909	$(205,520)	$11,909	$(205,520)

Net change in fair value of Level 3 unsettled derivatives included on condensed consolidated statements of operations line item:
Commodity price risk management gain (loss), net	$11,257	$(39,192)	$29,875	$(150,253)
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
June 30, 2023
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

		June 30, 2023		December 31, 2022
	Nominal Interest	Estimated Fair Value	Percent of Par	Estimated Fair Value	Percent of Par
		(in millions)		(in millions)
2024 Senior Notes	6.125%	$200	100.0%	$198	99.2%
2026 Senior Notes	5.75%	750	100.0%	716	95.5%
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
We believe our commodity derivative instruments continue to be effective in achieving the risk management objectives for which they were intended. Depending on changes in crude oil and natural gas futures markets and management’s view of underlying supply and demand trends, we may increase or decrease our derivative positions from current levels. As of June 30, 2023, we had derivative instruments in place for a portion of our anticipated production in 2023 through 2025. Our commodity derivative contracts have been entered into at no upfront cost to us as we hedge our anticipated production at the then-prevailing commodity market prices, without adjustment for premium or discount.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations. The following table presents the impact of our derivative instruments on our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statement of Operations Line Item	2023	2022	2023	2022
	(in thousands)
Commodity price risk management gain (loss), net
Net settlements	$(6,102)	$(298,661)	$(92,356)	$(460,254)
Net change in fair value of unsettled derivatives	73,538	196,685	303,924	(209,777)
Total commodity price risk management gain (loss), net	$67,436	$(101,976)	$211,568	$(670,031)

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Commodity Derivative Contracts. As of June 30, 2023, we had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is presented:

	Collars			Fixed-Price Swaps
Commodity/ Index/ Maturity Period	Quantity (Crude oil - MBbls Natural Gas - BBtu)	Weighted Average Contract Price		Quantity (Crude Oil - MBbls Gas and Basis- BBtu)	Weighted Average Contract Price	Fair Value June 30, 2023 (in thousands)
		Floors	Ceilings
Crude Oil
NYMEX
2023	3,006	$59.19	$79.74	4,818	$68.78	$(11,334)
2024	1,545	63.16	87.44	6,126	70.59	17,640
2025	—	—	—	2,640	75.10	22,193
Total Crude Oil	4,551			13,584		28,499

Natural Gas
NYMEX
2023	12,510	3.44	5.80	19,782	3.04	9,347
2024	14,940	3.00	4.68	26,160	3.54	1,468
2025	4,980	3.50	5.00	14,940	4.42	6,735
	32,430			60,882		17,550
CIG
2023	—	—	—	4,380	3.39	2,779
2025	—	—	—	4,800	3.10	(2,877)
	—			9,180		(98)

Total Natural Gas	32,430			70,062		17,452

Basis Protection - Natural Gas
CIG
2023				31,486	(0.26)	(1,005)
2024				41,100	(0.31)	(9,650)
2025				19,920	(0.25)	(1,666)
Total Basis Protection - Natural Gas				92,506		(12,321)

Commodity Derivatives Fair Value						$33,630
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
The following table reflects the impact of netting agreements on gross derivative assets and liabilities:

	Total Gross Amount Presented on the Balance Sheet	Effect of Master Netting Agreements	Total Net Amount
	(in thousands)
As of June 30, 2023
Derivative asset instruments, at fair value	$111,555	$(64,173)	$47,382
Derivative liability instruments, at fair value	$77,925	$(64,173)	$13,752

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Derivative Counterparties. Our commodity derivative instruments expose us to the risk of non-performance by our counterparties. We use financial institutions who are also lenders under our revolving credit facility as counterparties to our commodity derivative contracts. To date, we have had no derivative counterparty default losses. We have evaluated the credit risk of our derivative assets from our counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on our evaluation, we have determined that the potential impact of nonperformance of our current counterparties on the fair value of our derivative instruments is not significant at June 30, 2023; however, this determination may change.
NOTE 6 - PROPERTIES AND EQUIPMENT, NET
The following table presents the components of properties and equipment, net of accumulated depreciation, depletion and amortization (“DD&A”) as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Properties and equipment, net:
Crude oil and natural gas properties
Proved	$12,128,569	$11,324,756
Unproved	149,531	156,418
Total crude oil and natural gas properties	12,278,100	11,481,174
Equipment and other	110,957	72,151
Land and buildings	25,406	25,406
Construction in progress	646,070	716,302
Properties and equipment, at cost	13,060,533	12,295,033
Accumulated DD&A	(5,457,354)	(5,001,678)
Properties and equipment, net	$7,603,179	$7,293,355
Suspended Well Costs. The following table presents the changes in capitalized exploratory well cost pending determination of proved reserves and included in properties and equipment for the periods presented:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(in thousands, except for number of wells)
Beginning balance	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	28,702	—
Reclassifications to proved properties	—	—
Ending balance	$28,702	$—

Number of wells pending determination at period-end	4	—
As of June 30, 2023, there were no exploratory well costs that were capitalized more than one year.
NOTE 7 - ACCOUNTS RECEIVABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts Receivable. The following table presents the components of accounts receivable, net of allowance for doubtful accounts, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Crude oil, natural gas and NGLs sales	$406,142	$491,327
Joint interest billings	69,589	46,633
Other	28,356	13,796
Allowance for doubtful accounts	(5,336)	(5,445)
Accounts receivable, net	$498,751	$546,311

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Other Accrued Expenses. The following table presents the components of other accrued expenses as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Employee benefits	$24,140	$29,288
Asset retirement obligations	25,864	25,986
Environmental expenses	20,570	25,666
Operating and finance leases	26,323	5,987
Other	13,097	19,155
Other accrued expenses	$109,994	$106,082
Other Liabilities. The following table presents the components of other liabilities as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Deferred midstream gathering credits	$136,841	$145,937
Production taxes	120,088	315,758
Operating and finance leases	61,477	41,815
Other	27,674	29,360
Other liabilities	$346,080	$532,870
NOTE 8 - LONG-TERM DEBT
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $5 million and $6 million as of June 30, 2023 and December 31, 2022, respectively, consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Revolving credit facility due November 2026	$565,000	$370,000
6.125% Senior Notes due September 2024	199,408	199,163
5.75% Senior Notes due May 2026	745,564	744,847
Total debt, net of unamortized discount, premium and debt issuance costs	$1,509,972	$1,314,010
Revolving Credit Facility
In May 2023, as part of the semi-annual redetermination of the borrowing base under our credit facility, we entered into a First Amendment to Fifth Amended and Restated Credit Agreement dated as of November 2, 2021 (the “Amendment”), in which the aggregate maximum credit amount was increased from $2.5 billion to $3.5 billion and the borrowing base was reaffirmed at $3.5 billion. We elected an increase in our aggregate revolving commitment amount from $1.5 billion to $1.8 billion. The borrowing base will remain at $3.5 billion until the next redetermination or adjustment of the borrowing base made in accordance with the terms of the Credit Agreement. In addition, the Amendment, among other things, amended the Credit Agreement to permit either (i) the incurrence of pari passu term loans outside of the Credit Agreement on or prior to the first anniversary of the effective date of the Amendment or (ii) the incurrence of term loans from the Credit Agreement lenders, in either case in an aggregate amount not to exceed one-third of the sum of (x) the aggregate elected revolving commitment amount plus (y) the pro forma total amount of total term loans outstanding, and further subject to the borrowing base and the other limitations and conditions set forth in the Credit Agreement.
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

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

investment grade period election pursuant to which we have an option to remove our borrowing base limitations and terminate the liens securing the Restated Credit Agreement when certain debt ratings are achieved.
As of June 30, 2023, we had a borrowing base of $3.5 billion, an elected commitment of $1.8 billion and availability under our revolving credit facility of $1.2 billion, net of $20 million of letters of credit outstanding.
The outstanding principal amount under the revolving credit facility accrues interest at a varying interest rate that fluctuates with an alternate base rate (equal to the greatest of the administrative agent's prime rate, the federal funds rate plus a premium and the rate for dollar deposits in the Secured Overnight Financing Rate (“SOFR”) for one month, plus a premium) or, at our election, a rate equal to SOFR for certain time periods. Additionally, commitment fees, interest margin and other bank fees, charged as a component of interest, vary with our utilization of the facility. As of June 30, 2023, the applicable interest margin is 1.00 percent for the alternate base rate option or 2.00 percent for the SOFR option, and the unused commitment fee is 0.375 percent. Principal payments are generally not required until the maturity date of the revolving credit facility, unless the borrowing base falls below the outstanding balance. The Restated Credit Agreement also includes the ability to add certain sustainability-linked key performance indicators to be agreed upon between us, the administrative agent and a majority of the lenders and that may impact the applicable margin and commitment fee rate.
The revolving credit facility contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined per the revolving credit facility, including a minimum current ratio of 1.0:1.0 and a maximum leverage ratio of 3.5:1.0; (ii) restrictions on the payment of cash dividends; (iii) limits on the incurrence of additional indebtedness; (iv) prohibition on the entry into commodity hedges exceeding a specified percentage of our expected production; and (v) restrictions on mergers and dispositions of assets. As of June 30, 2023, we were in compliance with all covenants related to our revolving credit facility.
Debt issuance costs related to our revolving credit facility were $14 million and $13 million as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets on our condensed consolidated balance sheets.
Senior Notes
The following table summarizes the face values, interest rates, maturity dates, semi-annual interest payment dates, and optional redemption periods related to our outstanding senior note obligations as of June 30, 2023:

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
The indentures governing the Senior Notes contain covenants and restricted payment provisions that, among other things, limit our ability and the ability of our subsidiaries to incur additional indebtedness; pay dividends or make distributions

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

on our stock; purchase or redeem stock or subordinated indebtedness; make investments; create certain liens; enter into agreements that restrict distributions or other payments by restricted subsidiaries to us; enter into transactions with affiliates; sell assets; consolidate or merge with or into other companies or transfer all or substantially of our assets; and create unrestricted subsidiaries. As of June 30, 2023, we were in compliance with all covenants and all restricted payment provisions related to our Senior Notes.
Our wholly-owned subsidiaries, PDC Permian, Inc. and Pioneer Water Pipeline LLC are each a guarantor of our obligations under our Senior Notes and our credit facility.
Pending Redemption of 2024 Senior Notes. In July 2023, we notified the trustee of our 2024 Senior Notes that we will redeem those notes, subject to the closing of the Merger, for the remaining outstanding principal amount of $200 million plus accrued and unpaid interest. We expect the redemption to occur in August 2023.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in carrying amounts of the asset retirement obligations associated with our working interests in crude oil and natural gas properties for the six months ended June 30, 2023:

(in thousands)
Beginning balance	$197,651
Obligations incurred with development activities and other	5,369
Accretion expense	7,534
Revisions in estimated cash flows	—
Obligations discharged with asset retirements and divestitures	(12,152)
Asset retirement obligations at end of period	198,402
Current portion (1)	(25,864)
Long-term portion	$172,538
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
NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations. We routinely enter into, extend or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing and facility expansion agreements for pipeline capacity and water delivery and disposal commitments. There were no significant commitments entered into during the six months ended June 30, 2023 other than a five-year crude oil purchase and sale agreement executed in May 2023, effective July 2023, which includes a transportation commitment with a gross aggregate value of $47 million. For details of our existing commitments, refer to Note 12 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2022 Form 10-K.
Lease Commitments. In March 2023, we commenced two long-term drilling rig leases. We recognized right-of-use of assets and operating lease liabilities in an aggregate amount of $45 million. We had short-term lease costs of $107 million and $81 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $275 million and $156 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Our short-term lease costs include amounts that are capitalized as part of the cost of assets and are recorded as properties and equipment or recognized as expense.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

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
NOTE 11 - COMMON STOCK
Stock-Based Compensation Plans
2018 Equity Incentive Plan. In 2020, our stockholders approved an amendment to increase the number of shares of our common stock reserved for issuance pursuant to our long-term equity compensation plan for employees and non-employee directors (the “2018 Plan”) to 7,050,000 shares. As of June 30, 2023, there were 3,517,678 shares available for grant under the 2018 Plan.

2010 Long-Term Equity Compensation Plan. Our Amended and Restated 2010 Long-Term Equity Compensation Plan, effective in 2013 (the “2010 Plan”), remains outstanding subject to the right of our board of directors to amend or terminate at any time, until all shares subject to it shall have been purchased or acquired according to the terms of the plan. However, our ability to grant awards under the plan terminated on June 5, 2023.
The following table provides a summary of the impact of our outstanding stock-based compensation plans on the results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
General and administrative expense	$7,800	$6,738	$14,018	$11,920
Lease operating expense	614	558	960	850
Total stock-based compensation expense	$8,414	$7,296	$14,978	$12,770
Restricted Stock Units
The following table presents the changes in non-vested time-based RSUs to eligible employees, including executive officers, for the six months ended June 30, 2023:

	Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at beginning of period	896,511	$42.05
Granted	343,270	65.22
Vested	(487,567)	33.63
Forfeited	(18,486)	60.94
Non-vested at end of period	733,728	58.01
The weighted average grant-date fair value of restricted stock units was $65.22 and $70.58 for the six months ended June 30, 2023 and 2022, respectively. The total grant-date fair value of restricted stock units that vested for the six months ended June 30, 2023 and 2022 was $16 million and $14 million, respectively. Total compensation cost related to non-vested time-based awards not yet recognized on our condensed consolidated statements of operations as of June 30, 2023 was $36 million. This cost is expected to be recognized over a weighted average period of 1.9 years.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Performance Stock Units
The Compensation Committee awarded a total of 96,605 market-based PSUs to our executive officers during the six months ended June 30, 2023. In addition to continuous employment, the vesting of these PSUs is contingent on a combination of absolute stock performance and our total stockholder return (“TSR”), which is essentially our stock price performance, including any dividends, over a three-year period ending on December 31, 2025, as compared to the TSR of a group of peer companies and the S&P Mid Cap 400 Index over the same period. The PSUs will result in a payout between zero and 250 percent of the target PSUs awarded.
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
The following table presents the change in non-vested market-based awards during the six months ended June 30, 2023:

	Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at beginning of period	309,753	$71.76
Granted	96,605	110.18
Non-vested at end of period	406,358	80.89
Total compensation cost related to non-vested market-based awards not yet recognized on our condensed consolidated statements of operations as of June 30, 2023 was $17 million. This cost is expected to be recognized over a weighted average period of 1.2 years.
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series, with such rights, preferences, privileges, and restrictions as shall be fixed by our board of directors from time to time. Through June 30, 2023, no shares of preferred stock have been issued.
Stock Repurchase Program
In 2019, our board of directors approved a program pursuant to which we may acquire shares of our common stock from time to time. In February 2023, our board of directors approved a $750 million increase in the size of our stock repurchase program, resulting in an aggregate authorization of $2 billion. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by our board of directors at any time. Repurchases under the program can be made in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. Pursuant to the program, we repurchased 2.8 million and 4.3 million shares of outstanding common stock at a cost of $182 million and $300 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, $1.0 billion remained available under the program for repurchases of our outstanding common stock.

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Dividends
For the six months ended June 30, 2023 and 2022, our dividends totaled $71 million or $0.80 per share of outstanding common stock and $59 million or $0.60 per share of outstanding stock, respectively. All RSUs and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities on our condensed consolidated balance sheets, until the recipients receive the equivalents upon vesting. Dividends declared were recorded as a reduction of retained earnings; however, if there were no retained earnings as of the date of declaration, dividends declared were recorded as a reduction of additional paid-in capital. Future dividend payments must be approved by our board of directors and will depend on our liquidity, financial requirements, and other factors considered relevant by our board.
NOTE 12 - INCOME TAXES
Our effective income tax rates for the three and six months ended June 30, 2023 were 25.7 percent and 23.2 percent, respectively, and 18.5 percent and 19.6 percent, excluding our discrete gain on bargain purchase of $100 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, our effective income tax rate was different from the U.S. statutory tax rate of 21 percent primarily due to the effects of state income taxes and nondeductible executive compensation, partially offset by the benefit of excess stock-based compensation deductions. For the three and six months ended June 30, 2022, our effective income tax rate was different from the U.S. statutory tax rate of 21 percent primarily due to our valuation allowance against our deferred tax assets.
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
The following table presents our weighted average basic and diluted shares outstanding for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Weighted average common shares outstanding - basic	87,169	96,982	87,760	96,632
Dilutive effect of:
RSUs and PSUs	918	1,235	885	1,488
Other equity-based awards	21	29	20	30
Weighted average common shares and equivalents outstanding - diluted	88,108	98,246	88,665	98,150

PDC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The following table presents the weighted average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Weighted average common share equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
RSUs and PSUs	7	225	45	113
Other equity-based awards	32	33	32	33
Total anti-dilutive common share equivalents	39	258	77	146
NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental cash flow information:
Cash payments (receipts) for:
Interest, net of capitalized interest	$30,063	$23,614
Income taxes	2,080	157

Non-cash investing and financing activities:
Change in accounts payable related to capital expenditures	$3,807	$(25,671)
Change in asset retirement obligations, with a corresponding change to crude oil and natural gas properties, net of disposals	3,292	1,114
Issuance of common stock for acquisition of an exploration and production business	—	293,314
    Cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flow is comprised of the following:

	June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$10,204	$38,528
Restricted cash (1)	—	8,130
	$10,204	$46,658
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
EXECUTIVE SUMMARY
June 30, 2023 Financial Overview of Operations and Liquidity
Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. In 2022 and the first half of 2023, crude oil and natural gas prices continued to be volatile. NYMEX WTI spot prices for crude oil reached a high of $130.50 per barrel in March 2022 and a low of $64.12 per barrel in March 2023. In addition, NYMEX Henry Hub spot prices for natural gas reached a high of $9.85 per MMBtu in August 2022 and a low of $1.74 per MMBtu in June 2023.
Crude Oil Markets
During the first half of 2023, crude oil pricing decreased due to the net impact of higher supply and accumulation of global oil inventories, recession concerns, instability in the banking industry, uncertainties relating to the Russian invasion of Ukraine and changes in production by non-OPEC countries. However, in April 2023, OPEC+ announced a production cut which resulted in a slight recovery in crude oil prices. Further, in June 2023, Saudi Arabia announced to further cut production for July 2023 due to falling crude oil prices and the risk of weakening crude demand. Inflation rates fell in the first half of 2023, but the U.S. Federal Reserve may continue to increase the benchmark federal funds interest rate in an effort to combat inflation. The magnitude and effectiveness of these actions remains uncertain. Overall, monetary policy changes can increase the risk of economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or long-term demand for commodities, resulting in industry oversupply and a potential for lower commodity prices, which could impact our drilling program and further increase the volatility of our common stock price.
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
During the first half of 2023, natural gas and NGLs prices declined compared to prices during 2022 due to high inventories as a result of a warm winter and lower heating demand and continued growth in natural gas production across the U.S.
Chevron Merger
On May 21, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chevron Corporation (“Chevron”) and Bronco Merger Sub Inc., a wholly-owned subsidiary of Chevron (“Merger Subsidiary”). The Merger Agreement provides that, among other things, and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into PDC, with PDC surviving as a direct, wholly-owned subsidiary of Chevron (such transaction, the “Merger”). At the effective date of the Merger Agreement, the transaction is valued at $7.6 billion, including debt, or $72 per share of PDC common stock. Under the terms of the Merger Agreement, PDC stockholders will receive 0.4638 shares of Chevron common stock for each PDC share. The transaction was approved by our board of directors and is expected to close shortly after receipt of PDC shareholders’ approval, subject to other customary closing conditions.
For additional information regarding the Merger Agreement, please see PDC’s proxy statement relating to the Merger and other documents filed with the SEC.

PDC ENERGY, INC.
Financial Matters
Three months ended June 30, 2023 compared to three months ended March 31, 2023
•Production volumes increased to 25.8 MMboe in the second quarter of 2023, an increase of 17 percent compared to 22.0 MMboe in the first quarter, primarily driven by the timing of our turn-in-line activities in both basins.
•Crude oil, natural gas and NGLs sales decreased to $803 million compared to $813 million in the first quarter primarily due to a 16 percent decrease in weighted average realized commodity prices, partially offset by a 17 percent increase in production volumes between periods.
•Negative net cash settlements from our commodity derivative contracts decreased to $6 million in the second quarter of 2023 compared to $86 million in the first quarter due to a continued decline in commodity prices compared to our commodity derivative contract prices between periods.
•Combined revenues from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments increased 10 percent to $796 million from $727 million in the first quarter.
•Net income decreased to $289 million, or $3.28 per diluted share, for the second quarter of 2023 compared to $414 million, or $4.64 per diluted share, in the first quarter primarily due to a decrease in commodity risk management gain of $77 million and an increase in depreciation, depletion and amortization of $46 million between periods.
•Cash flows from operations decreased to $268 million in the second quarter of 2023 compared to $588 million in the first quarter primarily due to changes in our working capital, partially offset by a decrease in net derivative cash settlement losses between periods. Adjusted cash flows from operations, a non-U.S. GAAP financial measure, increased to $580 million compared to $518 million in the first quarter. Adjusted free cash flows, a non-U.S. GAAP financial measure, increased to $239 million from $101 million in the first quarter of 2023 due to an increase in adjusted cash flows from operations and by a decrease in capital expenditures between periods.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
•Production volumes increased to 47.7 MMboe in 2023, an increase of 21 percent compared to 39.3 MMboe in 2022, primarily driven by production volumes from the Great Western Acquisition completed in May 2022 and as a result of our turn-in-line activities in both basins since the second quarter of 2022.
•Crude oil, natural gas and NGLs sales decreased to $1.6 billion compared to $2.1 billion in 2022 primarily due to a 37 percent decrease in weighted average realized commodity prices partially offset by a 21 percent increase in production volumes between periods.
•Negative net cash settlements from our commodity derivative contracts decreased to $92 million in 2023 compared to $460 million in 2022 due to a decrease in commodity prices compared to our commodity contract prices year over year.
•Combined revenues from crude oil, natural gas and NGLs sales and net settlements from our commodity derivative instruments decreased 8 percent to $1.5 billion from $1.7 billion in the 2022 period.
•Net income increased to $703 million, or $7.93 per diluted share, in the 2023 period compared to a net income of $630 million, or $6.42 per diluted share, in the 2022 period, primarily due to a $670 million risk management commodity loss recognized in 2022 compared to a $212 million risk management commodity gain recognized in 2023. The increase was partially offset by (i) a decrease in crude oil, natural gas and NGLs sales of $504 million, (ii) an increase in depreciation, depletion and amortization of $118 million, (iii) a gain on bargain purchase from the Great Western Acquisition of $100 million and (iv) an increase in income tax expense of $83 million between periods.

•Cash flows from operations decreased to $856 million in 2023 compared to $1.2 billion in 2022 primarily due to a decrease in sales and changes in our working capital, partially offset by a decrease in net derivative cash settlement losses between periods. Adjusted cash flows from operations, a non-U.S. GAAP financial measure, decreased to $1.1 billion in 2023 compared to $1.2 billion in 2022. Adjusted free cash flows, a non-U.S. GAAP financial measure, decreased to $340 million in 2023 from $722 million in 2022 primarily due to an increase in capital expenditures between periods.
See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.
Drilling and Completion Overview
During the first half of 2023, we operated three full-time drilling rigs and two full-time completion crews in the Wattenberg Field and one full-time drilling rig and completion crew in the Delaware Basin. Our total capital investments in crude oil and natural gas properties and midstream assets for the first half of 2023 were $758 million.
The following table summarize our drilling and completion activities for the six months ended June 30, 2023:

	Operated Wells
	Wattenberg Field		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
In-process as of December 31, 2022	200	185	12	12	212	197
Wells spud	113	94	12	12	125	106
Wells turned-in-line	(132)	(122)	(12)	(12)	(144)	(134)
In-process as of June 30, 2023	181	157	12	12	193	169

Our in-process wells represent wells that are in the process of being drilled or have been drilled and are waiting to be fractured and/or for gas pipeline connection. Our in-process wells are generally completed and turned-in-line within two years of drilling.
Capital Returns
Stock Repurchase Program. In February 2023, our board of directors approved a $750 million increase in the size of our stock repurchase program resulting in an aggregate authorization of $2 billion. We repurchased 2.8 million shares of outstanding common stock at a cost of $182 million during the six months ended June 30, 2023. Effective January 1, 2023, the cost of stock repurchases includes related excise taxes pursuant to the terms of the IRA. As of June 30, 2023, $1.0 billion remained available for repurchases under the program. We suspended our stock repurchase activity since the announcement of the Merger as we are subject to certain limitations under the Merger Agreement.
Dividends. In February 2023, our board of directors approved an increase in the quarterly base dividend from $0.35 to $0.40 per share of outstanding common stock. For the six months ended June 30, 2023, our dividends totaled $71 million or $0.80 per share of outstanding common stock.
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
Sustainability

We are committed to meaningful and measurable sustainability progress, focused on being a cleaner, safer and more socially responsible company. Our strategy is integrated into every level of our business and is overseen by our Environmental, Social, Governance and Nominating Committee at the board of directors and our internal Steering Committee, comprised of our senior leaders.

A core component of our sustainability initiatives is a dedicated drive to reduce our emissions. We have set aggressive targets to (i) reduce Scope 1 greenhouse gas emissions intensity, as defined by the Sustainability Accounting Standards Board, by 60% from 2020 levels by 2025 and 74% by 2030, (ii) reduce methane emissions intensity by 50% from 2020 levels by 2025 and 70% by 2030, and (iii) eliminate routine flaring, as defined by World Bank, by 2025. In March 2023, we completed our EPA annual filing for 2022 emissions and reported a 32% reduction in Scope 1 GHG emissions intensity and a 58% reduction in methane emissions intensity since 2021. Additionally, we eliminated routine flaring. As a result of our strong performance, we have exceeded our 2025 goal for methane emissions intensity and reached our 2025 goal of eliminating routine flaring. As we continue to enhance our GHG and methane reduction goals, we have set an approximate 20% and 40% GHG and methane reduction for our 2023 goals compared to 2022, as incorporated into our 2023 short-term incentive program.

In May 2023, we initiated the use of our first electric fleet for completion operations in Wattenberg, allowing us to move from diesel to on-site electrical generation or grid power. In addition, we continue to increase our overall utilization of grid power for our drilling rigs. These initiatives further support our GHG and methane reduction goals outlined above.

Additional information on our sustainability practices, including goals, key metrics and progress achieved, can be found on the Sustainability page of our website at www.pdce.com. The information on our website, including the Sustainability reports, is not incorporated by reference in this report.
The SEC and other regulatory bodies are proposing a number of climate-change focused and broader ESG reporting requirements focused on emission reduction. When adopted, we will modify our disclosures accordingly.

PDC ENERGY, INC.
Results of Operations
Summary of Operating Results
The following table presents selected information regarding our operating results:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	Percent Change	June 30, 2023	June 30, 2022	Percent Change
	(dollars in millions, except per unit data)
Production:
Crude oil (MBbls)	8,505	6,938	23%	15,443	12,697	22%
Natural gas (MMcf)	57,569	52,487	10%	110,056	92,936	18%
NGLs (MBbls)	7,650	6,286	22%	13,936	11,148	25%
Crude oil equivalent (MBoe)	25,750	21,971	17%	47,721	39,335	21%
Average Boe per day (Boe)	282,967	244,122	16%	263,652	217,320	21%

Crude Oil, Natural Gas and NGLs Sales:
Crude oil	$611	$514	19%	$1,125	$1,291	(13)%
Natural gas	66	161	(59)%	227	441	(49)%
NGLs	126	138	(9)%	264	389	(32)%
Total crude oil, natural gas and NGLs sales	$803	$813	(1)%	$1,616	$2,120	(24)%

Net Settlements on Commodity Derivatives					`
Crude oil	$(25)	$(35)	(30)%	$(60)	$(363)	(83)%
Natural gas	19	(51)	(136)%	(32)	(98)	(67)%
Total net settlements on derivatives	$(6)	$(86)	(93)%	$(92)	$(460)	(80)%

Average Sales Price (excluding net settlements on derivatives):
Crude oil (per Bbl)	$71.82	$74.13	(3)%	$72.86	$101.64	(28)%
Natural gas (per Mcf)	1.14	3.07	(63)%	2.06	4.74	(57)%
NGLs (per Bbl)	16.45	21.95	(25)%	18.93	34.86	(46)%
Crude oil equivalent (per Boe)	31.17	37.02	(16)%	33.86	53.90	(37)%

Average Costs and Expenses (per Boe):
Lease operating expense	$2.85	$3.33	(14)%	$3.07	$3.17	(3)%
Production taxes	1.91	2.54	(25)%	2.20	3.87	(43)%
Transportation, gathering and processing expense	1.22	1.48	(18)%	1.34	1.46	(8)%
General and administrative expense	2.05	1.89	8%	1.98	2.03	(2)%
Depreciation, depletion and amortization	9.82	9.43	4%	9.64	8.70	11%

Lease Operating Expense by Operating Region (per Boe):
Wattenberg Field	$2.48	$2.83	(12)%	$2.64	$2.65	—%
Delaware Basin	5.19	7.14	(27)%	6.01	6.29	(4)%

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Sales
The change in crude oil, natural gas and NGLs sales for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 and the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were due to the following factors:

	Change Between
	March 31, 2023 - June 30, 2023	June 30, 2022 - June 30, 2023
	(in millions)
Change in:
Production	$162	$457
Average crude oil price	(20)	(444)
Average natural gas price	(111)	(295)
Average NGLs price	(42)	(222)
Total change in crude oil, natural gas and NGLs sales revenue	$(11)	$(504)
Crude Oil, Natural Gas and NGLs Production
The following table presents crude oil, natural gas and NGLs production for the periods presented:

	Three Months Ended			Six Months Ended
Production by Operating Region	June 30, 2023	March 31, 2023	Percent Change	June 30, 2023	June 30, 2022	Percent Change
Crude oil (MBbls)
Wattenberg Field	7,279	6,005	21%	13,284	10,377	28%
Delaware Basin	1,226	933	31%	2,159	2,320	(7)%
Total	8,505	6,938	23%	15,443	12,697	22%
Natural gas (MMcf)
Wattenberg Field	50,367	46,720	8%	97,087	80,907	20%
Delaware Basin	7,202	5,767	25%	12,969	12,029	8%
Total	57,569	52,487	10%	110,056	92,936	18%
NGLs (MBbls)
Wattenberg Field	6,554	5,628	16%	12,182	9,866	23%
Delaware Basin	1,096	658	67%	1,754	1,282	37%
Total	7,650	6,286	22%	13,936	11,148	25%
Crude oil equivalent (MBoe)
Wattenberg Field	22,227	19,420	14%	41,647	33,728	23%
Delaware Basin	3,523	2,551	38%	6,074	5,607	8%
Total	25,750	21,971	17%	47,721	39,335	21%

Average crude oil equivalent per day (Boe)
Wattenberg Field	244,253	215,778	13%	230,094	186,342	23%
Delaware Basin	38,714	28,344	37%	33,558	30,978	8%
Total	282,967	244,122	16%	263,652	217,320	21%
Net production volumes for oil, natural gas and NGLs increased 17 percent during the three months ended June 30, 2023 compared to the three months ended March 31, 2023, primarily driven by the timing of our turn-in-line activities in both basins in the second quarter of 2023 compared to the first quarter of 2023.
Net production volumes for oil, natural gas and NGLs increased 21% during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the additional production volumes from the Great Western Acquisition and as a result of our turn-in-line activities in both basins since the second quarter of 2022.

PDC ENERGY, INC.
The following table presents our crude oil, natural gas and NGLs production ratio by operating region for the periods presented:

	Three Months Ended		Six Months Ended
Production Ratio by Operating Region	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Wattenberg Field
Crude oil	33%	31%	32%	31%
Natural gas	38%	40%	39%	40%
NGLs	29%	29%	29%	29%
Total	100%	100%	100%	100%
Delaware Basin
Crude oil	35%	36%	35%	41%
Natural gas	34%	38%	36%	36%
NGLs	31%	26%	29%	23%
Total	100%	100%	100%	100%
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
Our production from the Wattenberg Field and the Delaware Basin was not materially affected by midstream or downstream capacity constraints during the six months ended June 30, 2023. We continuously monitor infrastructure capacities versus producer activity and production volume forecasts. Should production growth accelerate in the Permian Basin, it may result in lower realized Waha natural gas prices, however, approximately half of our gas production in the Delaware Basin is dedicated to the Permian Highway Pipeline and is exposed to Houston-based gas pricing. This price diversification reduces the risk of a decrease in realized natural gas prices related to transportation constraints.

PDC ENERGY, INC.
Crude Oil, Natural Gas and NGLs Pricing
Our results of operations depend upon many factors. Key factors include market prices of crude oil, natural gas and NGLs and our ability to market our production effectively. Crude oil, natural gas and NGLs prices have a high degree of volatility and our realizations can change substantially.
The following table presents weighted average sales prices of crude oil, natural gas and NGLs for the periods presented:

	Three Months Ended			Six Months Ended
Weighted Average Realized Sales Price by Operating Region	June 30, 2023	March 31, 2023	Percent Change	June 30, 2023	June 30, 2022	Percent Change
(excluding net settlements on derivatives)
Crude oil (per Bbl)
Wattenberg Field	$71.59	$74.25	(4)%	$72.79	$101.28	(28)%
Delaware Basin	73.14	73.35	—%	73.23	103.25	(29)%
Weighted average price	71.82	74.13	(3)%	72.86	101.64	(28)%
Natural gas (per Mcf)
Wattenberg Field	$1.19	$3.28	(64)%	$2.19	$4.71	(54)%
Delaware Basin	0.86	1.33	(35)%	1.07	4.94	(78)%
Weighted average price	1.14	3.07	(63)%	2.06	4.74	(57)%
NGLs (per Bbl)
Wattenberg Field	$15.71	$21.17	(26)%	$18.24	$32.48	(44)%
Delaware Basin	20.85	28.58	(27)%	23.75	53.19	(55)%
Weighted average price	16.45	21.95	(25)%	18.93	34.86	(46)%
Crude oil equivalent (per Boe)
Wattenberg Field	$30.76	$36.99	(17)%	$33.67	$51.97	(35)%
Delaware Basin	33.69	37.20	(9)%	35.17	65.48	(46)%
Weighted average price	31.17	37.02	(16)%	33.86	53.90	(37)%
Crude oil, natural gas and NGLs revenues are recognized when we transfer control of crude oil, natural gas or NGLs production to the purchaser. We consider the transfer of control to occur when the purchaser has the ability to direct the use of and obtain substantially all of the remaining benefits from the crude oil, natural gas or NGLs production.
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

Three Months Ended June 30, 2023	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$73.78	$71.82	97%	$2.23	$69.59	94%
Natural gas (per MMBtu)	2.10	1.14	54%	0.18	0.96	46%
NGLs (per Bbl)	73.78	16.45	22%	—	16.45	22%
Crude oil equivalent (per Boe)	50.97	31.17	61%	1.13	30.04	59%

Three Months Ended March 31, 2023	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$76.13	$74.13	97%	$2.66	$71.47	94%
Natural gas (per MMBtu)	3.42	3.07	90%	0.18	2.89	85%
NGLs (per Bbl)	76.13	21.95	29%	—	21.95	29%
Crude oil equivalent (per Boe)	54.00	37.02	69%	1.28	35.74	66%

Six Months Ended June 30, 2023	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$74.96	$72.86	97%	$2.42	$70.44	94%
Natural gas (per MMBtu)	2.76	2.06	75%	0.18	1.88	68%
NGLs (per Bbl)	74.96	18.93	25%	—	18.93	25%
Crude oil equivalent (per Boe)	52.51	33.86	64%	1.20	32.66	62%

Six Months Ended June 30, 2022	Average NYMEX Price	Average Realized Price Before TGP Expense	Average Realization Percentage Before TGP Expense	Average TGP Expense (1)	Average Realized Price After TGP Expense	Average Realization Percentage After TGP Expense
Crude oil (per Bbl)	$101.35	$101.65	100%	$2.52	$99.13	98%
Natural gas (per MMBtu)	6.06	4.74	78%	0.22	4.52	75%
NGLs (per Bbl)	101.35	34.86	34%	—	34.86	34%
Crude oil equivalent (per Boe)	75.76	53.90	71%	1.33	52.57	69%
____________
(1)Average TGP expense excludes unutilized firm transportation fees of $0.09 per Boe and $0.20 per Boe for the three months ended June 30, 2023 and March 31, 2023, respectively, and $0.14 and $0.13 per BOE for the six months ended June 30, 2023 and 2022, respectively.
Our average realization percentage before TGP expense for natural gas decreased in the second quarter of 2023 as compared to the first quarter of 2023 primarily due to a higher first of the month Colorado Interchange Gas (“CIG”) basis in January and February of 2023. Our average realization percentages across all products decreased for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to a weaker demand for crude oil and higher levels of supply in the 2023 period.

PDC ENERGY, INC.
Commodity Price Risk Management
We use commodity derivative instruments to manage fluctuations in crude oil and natural gas prices, including collars, fixed-price exchanges, and basis protection exchanges on a portion of our estimated crude oil and natural gas production. For our commodity exchanges, we ultimately realize the fixed price value related to the swaps. See Note 5 - Commodity Derivative Financial Instruments in Item 1. Financial Statements included elsewhere in this report for a summary of our derivative positions as of June 30, 2023.
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
The following table presents net settlements and net change in fair value of unsettled derivatives included in commodity price risk management, net:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(in millions)
Commodity price risk management gain (loss), net:
Net settlements of commodity derivative instruments:
Crude oil collars and fixed price exchanges	$(25)	$(35)	$(60)	$(362)
Natural gas collars and fixed price exchanges	21	(5)	16	(104)
Natural gas basis protection exchanges	(2)	(46)	(48)	6
Total net settlements of commodity derivative instruments	(6)	(86)	(92)	(460)
Change in fair value of unsettled commodity derivative instruments:
Reclassification of settlements included in prior period changes in fair value of commodity derivative instruments	14	110	158	175
Crude oil collars and fixed price exchanges	41	69	95	(308)
Natural gas collars and fixed price exchanges	11	80	65	(71)
Natural gas basis protection exchanges	7	(29)	(14)	(6)
Net change in fair value of unsettled commodity derivative instruments	73	230	304	(210)
Total commodity price risk management gain (loss), net	$67	$144	$212	$(670)
The continued decline in commodity prices in the first half of 2023 resulted in an unrealized commodity risk management gain for the six months ended June 30, 2023. The significant increase in commodity prices in the first half of 2022 due to geopolitical factors and supply disruptions resulted in an unrealized commodity risk loss for the six months ended June 30, 2022.
Lease Operating Expense
Lease operating expense (“LOE”) was relatively flat for the second quarter compared to the first quarter of 2023. LOE per Boe decreased 14 percent to $2.85 for the three months ended June 30, 2023 from $3.33 for the three months ended March 31, 2023. The decrease in LOE per Boe was primarily due to a 17 percent increase in production volumes between periods.

PDC ENERGY, INC.
LOE increased by 18 percent to $147 million for the six months ended June 30, 2023 compared to $125 million for the six months ended June 30, 2022. The period-over-period increase in LOE was primarily attributable to the increased activity in the Wattenberg Field as a result of Great Western Acquisition in May of 2022. LOE per Boe decreased 3 percent to $3.07 for the six months ended June 30, 2023 from $3.17 for the six months ended June 30, 2022. The decrease in LOE per Boe was primarily due to a 21 percent increase in production volumes and a decrease in environmental costs between periods.
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
Production taxes decreased 12 percent to $49 million for the three months ended June 30, 2023 compared to $56 million for the three months ended March 31, 2023. The decrease in production taxes was primarily due to a 16 percent decrease in weighted average realized sales prices partially offset by a 17 percent increase in production volumes between periods. Production taxes per Boe decreased 25 percent to $1.91 for the three months ended June 30, 2023 compared to $2.54 for the three months ended March 31, 2023 primarily due to a decrease in weighted average realized sales prices between periods.
Production taxes decreased 31 percent to $105 million for the six months ended June 30, 2023 compared to $152 million for the six months ended June 30, 2022. The decrease in production taxes was primarily due to a 37 percent decrease in weighted average realized sales prices partially offset by a 21 percent increase in production volumes between periods. Production taxes per Boe decreased 43 percent to $2.20 for the six months ended June 30, 2023 compared to $3.87 for the six months ended June 30, 2022 primarily due to a decrease in weighted average realized sales prices between periods.
Transportation, Gathering and Processing Expense
TGP expense decreased 3 percent to $31 million for the three months ended June 30, 2023 compared to $33 million for the three months ended March 31, 2023. The decrease in TGP expense between periods was primarily due to a $2 million decrease related to the expiration of a long-term transportation commitment and a change in the terms of our sales contracts in the second quarter of 2023 and a $2 million decrease in shortfall fees relating to our delivery commitments, partially offset by a 17 percent increase in production volumes. TGP expense per Boe decreased 18 percent to $1.22 for the three months ended June 30, 2023 compared to $1.48 for the three months ended March 31, 2023 due to factors outlined above.
TGP expense increased 11 percent to $64 million for the six months ended June 30, 2023 compared to $58 million for the six months ended June 30, 2022. The increase in TGP expense between periods was primarily due to a 21 percent increase in production volumes partially offset by the expiration of a long-term transportation commitment in the 2023 period. TGP expense per Boe decreased 8 percent to $1.34 for the six months ended June 30, 2023 compared to $1.46 for the six months ended June 30, 2022 primarily due to the net impact of factors outlined above.
General and Administrative Expense
General and administrative expense increased 27 percent to $53 million for the three months ended June 30, 2023 compared to $41 million for the three months ended March 31, 2023. The increase between periods was primarily due to a $7 million in transaction costs incurred in the second quarter of 2023 relating to the Merger and $2 million in costs related to legal proceedings and fines.
General and administrative expense increased 18 percent to $94 million for the six months ended June 30, 2023 compared to $80 million for the six months ended June 30, 2022. The increase between periods was primarily due to a $9 million increase in salaries, wages and benefits related to the timing of our employee incentive programs as well as an increase in employee headcount and a $7 million in transaction costs incurred in the second quarter of 2023 relating to the Merger.
Depreciation, Depletion and Amortization Expense
DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $250 million for the three months ended June 30, 2023 compared to $205 million for the three months ended March 31, 2023. The increase in DD&A expense was primarily due

PDC ENERGY, INC.
to a 17 percent increase in production volumes and a 4 percent increase in the weighted average depletion expense rate between periods.
DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense related to crude oil and natural gas properties was $455 million for the six months ended June 30, 2023 compared to $338 million for the six months ended June 30, 2022. The increase in DD&A expense was primarily due to a 21 percent increase in production volumes and an 11 percent increase in the weighted average depletion expense rate between periods.
The period-over-period change in DD&A expense related to crude oil and natural gas properties was primarily due to the following:

	Change Between
	March 31, 2023 - June 30, 2023	June 30, 2022 - June 30, 2023
	(in millions)
Increase (decrease) in production	$36	$71
Increase (decrease) in weighted average depletion rates	9	46
Total increase (decrease) in DD&A expense related to crude oil and natural gas properties	$45	$117
The following table presents our per Boe DD&A expense rates for crude oil and natural gas properties for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(per Boe)
Operating Region/Area
Wattenberg Field	$9.31	$9.04	$9.18	$8.28
Delaware Basin	12.24	11.50	11.93	10.52
Total weighted average DD&A expense rate	9.71	9.32	9.53	8.60
Interest Expense, net
Interest expense, net increased 31 percent to $19 million for the three months ended June 30, 2023 compared to $15 million for the three months ended March 31, 2023. The increase between periods was primarily due to a $3 million increase in interest under our credit facility as a result of an increase in interest rates and an increase in outstanding borrowings during the second quarter of 2023.
Interest expense, net increased 11 percent to $34 million for the six months ended June 30, 2023 compared to $31 million for the six months ended June 30, 2022. The increase between periods was primarily due to a $9 million increase in interest under our credit facility as a result of an increase in interest rates and an increase in outstanding borrowings, partially offset by a $6 million decrease in capitalized interest as a result of increase in drilling activity in both basins.
Gain on Bargain Purchase
We recognized a $100 million gain on the bargain purchase of the Great Western Acquisition, net of related income taxes of $32 million, for the six months ended June 30, 2022. For additional information, see Note 2 - Business Combination to our condensed consolidated financial statements included elsewhere in this report.

Provision for Income Taxes
We recorded income tax expense of $100 million and $113 million for the three months ended June 30, 2023 and March 31, 2023, respectively, resulting in an effective income tax rate of 25.7 percent and 21.4 percent on the respective pre-tax income. For the three months ended June 30, 2023 and March 31, 2023, our effective income tax rate was different from the statutory U.S. statutory tax rate of 21 percent primarily due to the effects of state income taxes and nondeductible executive compensation, partially offset by the benefit of excess stock-based compensation deductions.

PDC ENERGY, INC.
We recorded income tax expense of $213 million and $129 million for the six months ended June 30, 2023 and June 30, 2022, respectively, resulting in an effective income tax rate of 23.2 percent and 19.6 percent on the respective pre-tax income, respectively. For the six months ended June 30, 2023, our effective income tax rate was different from the statutory U.S. statutory tax rate of 21 percent primarily due to the effects of state income taxes and nondeductible compensation, partially offset by the benefit of excess stock-based compensation deductions. For the six months ended June 30, 2022, our effective income tax rate was different from the statutory U.S. statutory tax rate of 21 percent primarily due to changes in our valuation allowance against our deferred tax assets.
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

Net Income (Loss)/Adjusted Net Income (Loss)
The factors impacting a net income of $289 million and $414 million for the three months ended June 30, 2023 and March 31, 2023, respectively, and a net income of $703 million and $630 million for the six months ended June 30, 2023 and June 30, 2022 are discussed above.
Adjusted net income, a non-U.S. GAAP financial measure, was $237 million and $233 million for the three months ended June 30, 2023 and March 31, 2023, respectively and $470 million and $798 million for the six months ended June 30, 2023 and June 30, 2022, respectively. With the exception of the tax-affected (when applicable) net change in fair value of unsettled derivatives, the same factors impacted adjusted net income. See Reconciliation of Non-U.S. GAAP Financial Measures below for a more detailed discussion of these non-U.S. GAAP financial measures and a reconciliation of these measures to the most comparable U.S. GAAP measures.
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
We may use our available liquidity for operating activities, capital investments, working capital requirements, acquisitions, capital returns and for general corporate purposes. We maintain a significant capital investment program to execute our development plans, which requires capital expenditures to be made in periods prior to initial production from newly developed wells. These activities typically result in a working capital deficit; however, we do not believe that our working capital deficit as of June 30, 2023 is an indication of a lack of liquidity. We had working capital deficits of $594 million as of June 30, 2023 and $826 million as of December 31, 2022. The decrease in working capital deficit since December 31, 2022 was primarily due to the change in fair value of our commodity derivative positions between periods. We intend to continue to manage our liquidity position by a variety of means, including through the generation of cash flows from operations, investment in projects with favorable rates of return, protection of cash flows on a portion of our anticipated sales through the use of an active commodity derivative hedging program, utilization of the borrowing capacity under our revolving credit facility and, if warranted, capital markets transactions from time to time.

PDC ENERGY, INC.
From time to time, we may seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise.
Liquidity
Our cash and cash equivalents were $10 million at June 30, 2023 and availability under our revolving credit facility was $1.2 billion, providing for a total liquidity position of $1.2 billion as of June 30, 2023. The borrowing base is primarily based on the loan value assigned to the proved reserves attributable to our crude oil and natural gas interests.
On May 21, 2023, the Merger Agreement was announced, see Note 1 - Nature of Operations and Basis of Presentation of our condensed consolidated financial statements included elsewhere in this report for details.
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
Based on our current production forecast for 2023, we expect 2023 cash flows from operations to exceed our capital investments in crude oil and natural gas properties. In addition, based on our expected cash flows from operations, our cash and cash equivalents and availability under our revolving credit facility, we believe that we will have sufficient capital available to fund our planned activities through the 12-month period following the filing of this report. We also believe that we will have sufficient expected cash flows from operations to allow us to execute our capital return plan. Future repurchases of common stock or dividend payments will be subject to approval by our board of directors and will depend on our level of earnings, financial requirements, and other factors considered relevant by our board. Our forecast and strategy are subject to certain limitations under the Merger Agreement.
Our material long-term cash requirements relate to debt obligations and interest payments, commodity derivative contract liabilities, production taxes, operating and finance leases, asset retirement obligations, and firm transportation and processing agreements. There are no significant changes to our material cash requirements arising from contractual obligations since December 31, 2022 other than additional commitments entered in 2023, see details in Note 10 - Commitments and Contingencies included elsewhere in this report.
In May 2023, as part of the semi-annual redetermination of the borrowing base under our revolving credit facility, we entered into a First Amendment to Fifth Amended and Restated Credit Agreement dated as of November 2, 2021 (the “Amendment”), in which the aggregate maximum credit amount was increased from $2.5 billion to $3.5 billion and the borrowing base was reaffirmed at $3.5 billion. The Company elected an increase in its aggregate revolving commitment amount from $1.5 billion to $1.8 billion. The borrowing base will remain at $3.5 billion until the next redetermination or adjustment of the borrowing base made in accordance with the terms of the Credit Agreement. The revolving credit facility contains covenants customary for agreements of this type, with the most restrictive being certain financial tests on a quarterly basis. The financial tests, as defined per the revolving credit facility, include requirements (a) to maintain a minimum current ratio of 1.0:1.0 and (b) not exceed a maximum leverage ratio of 3.5:1.0. For purposes of the current ratio covenant, the revolving credit facility’s definition of total current assets, in addition to current assets as presented under U.S. GAAP, includes, among other things, unused commitments under the revolving credit facility and excludes the fair value of commodity derivative assets. Additionally, the current ratio covenant calculation allows us to exclude the fair value of commodity derivative liabilities and the current portion of our long-term debt and other short-term loans from the U.S. GAAP total current liabilities amount. Accordingly, the existence of a working capital deficit under U.S. GAAP is not necessarily indicative of a violation of the current ratio covenant. At June 30, 2023, we were in compliance with all covenants in the revolving credit facility with a current ratio of 2.2:1.0 and a leverage ratio of 0.7:1.0.
In July 2023, we notified the trustee of our 2024 Senior Notes that we will redeem those notes, subject to the closing of the Merger, for the remaining outstanding principal amount of $200 million plus accrued and unpaid interest. We expect the redemption to occur in August 2023.
We expect to remain in compliance with the covenants under our credit facility and our Senior Notes throughout the 12-month period following the filing of this report.

PDC ENERGY, INC.
Cash Flows
Our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities	$856,121	$1,236,381
Cash flows from investing activities	(765,919)	(1,606,459)
Cash flows from financing activities	(86,492)	382,907
Net increase (decrease) in cash and cash equivalents	$3,710	$12,829
Operating Activities. Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expense. Cash flows from operating activities decreased by $380 million to $856 million during the six months ended June 30, 2023 compared to $1.2 billion during the six months ended June 30, 2022. The decrease between periods was primarily due to a $504 million decrease in revenue from crude oil, natural gas and NGLs sales and the timing of vendor and royalty payments, partially offset by a $368 million decrease in net cash derivative settlement losses and the timing of receivable collections.
Adjusted cash flows from operations, a non-U.S. GAAP financial measure, decreased by $135 million to $1.1 billion during the six months ended June 30, 2023 from $1.2 billion during the six months ended June 30, 2022. The decrease was primarily due to the factors mentioned above for changes in cash flows provided by operating activities, without regard to timing of cash payments and receipts of assets and liabilities. Adjusted free cash flow, a non-U.S. GAAP financial measure, decreased by $382 million during the six months ended June 30, 2023 to $340 million compared to $722 million during the six months ended June 30, 2022 primarily due to an increase in capital investments in crude oil and natural gas properties as a result of our 2023 development plan.
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
Cash flows from investing activities primarily consist of the acquisition, exploration and development of crude oil and natural gas properties, net of dispositions of crude oil and natural gas properties. Net cash used in investing activities of $766 million during the six months ended June 30, 2023 was primarily due to our drilling and completion activities of $750 million. Net cash used in investing activities of $1.6 billion during the six months ended June 30, 2022 was primarily due to $1.1 billion related to the closing of the Great Western Acquisition as well as our drilling and completion activities of $534 million.
Financing Activities. Net cash used in financing activities of $86 million during the six months ended June 30, 2023 was primarily due to (i) the repurchase of 2.8 million shares of our common stock for $180 million pursuant to our stock repurchase program, (ii) dividend payments totaling $73 million, (iii) purchase of treasury shares for employee stock-based compensation tax withholding obligations amounting to $25 million and (iv) $195 million in net borrowings from our credit facility. In February 2023, our board of directors approved a $750 million increase in the size of our stock repurchase program resulting in an aggregate authorization of $2 billion. Repurchases of our common stock may extend through the end of 2025 based on current market conditions, although the board of directors could elect to suspend or terminate the program at any time, including if certain share price parameters are not achieved. We suspended our stock repurchase activity since the announcement of the Merger as we are subject to certain limitations under the Merger Agreement. However, there were no changes in our dividend program.
Net cash used in financing activities of $383 million during the six months ended June 30, 2022 was primarily due to (i) net borrowings from our credit facility of $755 million to fund the cash portion of the purchase price of the Great Western Acquisition and to terminate Great Western’s debt, (ii) the repurchase of 4.3 million shares of our common stock for $295 million pursuant to our stock repurchase program and (iii) dividend payments totaling $59 million.

PDC ENERGY, INC.
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

	As of/Six Months Ended		As of/Year Ended
	June 30, 2023		December 31, 2022
	Issuer	Guarantors	Issuer	Guarantors
	(in millions)
Assets
Current assets	$533	$49	$539	$55
Intercompany accounts receivable, guarantor subsidiary	—	326	—	334
Investment in guarantor subsidiary	1,767	—	1,767	—
Properties and equipment, net	6,506	1,098	6,286	1,007
Other non-current assets	157	17	88	8

Liabilities
Current liabilities	$1,086	$90	$1,362	$59
Intercompany accounts payable	326	—	334	—
Long-term debt	1,510	—	1,314	—
Other non-current liabilities	1,094	156	1,102	164

Statement of Operations
Crude oil, natural gas and NGLs sales	$1,402	$214	$3,639	$657
Commodity price risk management gain (loss), net	212	—	(464)	—
Total revenues	1,616	213	3,180	666
Production costs (1)	623	152	1,167	282
Gross profit (2)	777	63	2,472	376
Impairment of properties and equipment	2	—	1	6
Net income (loss)	645	58	1,420	359
____________
(1)Production costs include LOE, TGP, production taxes and DD&A.
(2)Gross profit is calculated as crude oil, natural gas and NGLs sales less production costs.

PDC ENERGY, INC.
Recent Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effect on us as of June 30, 2023.
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
In the first quarter of 2023, we determined that adjusted earnings before interest expense, taxes, DD&A and exploration expense (“Adjusted EBITDAX”) is no longer used as a non-U.S. GAAP metric by our management to monitor our financial performance. As a result, we removed the Adjusted EBITDAX disclosure for the periods presented in the table below.
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

PDC ENERGY, INC.
The following table presents a reconciliation of each of our non-U.S. GAAP financial measures to its most comparable U.S. GAAP measure for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(in millions)
Cash flows from operations to adjusted cash flows from operations and adjusted free cash flow:
Net cash from operating activities	$268	$588	$856	$1,236
Changes in assets and liabilities	312	(70)	242	(3)
Adjusted cash flows from operations	580	518	1,098	1,233
Capital expenditures for development of crude oil and natural gas properties	(388)	(362)	(750)	(534)
Capital expenditures for midstream assets	(2)	(4)	(6)	(3)
Change in accounts payable related to capital expenditures for oil and gas development activities and midstream assets	49	(51)	(2)	26
Adjusted free cash flow	$239	$101	$340	$722

Net income (loss) to adjusted net income (loss):
Net income (loss)	$289	$414	$703	$630
Loss (gain) on commodity derivative instruments	(67)	(144)	(212)	670
Net settlements on commodity derivative instruments	(6)	(86)	(92)	(460)
Tax effect of above adjustments	21	49	71	(42)
Adjusted net income (loss)	$237	$233	$470	$798

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
As of June 30, 2023, we had a net derivative asset position of $34 million related to our commodity price risk derivatives. Our outstanding derivative contracts, related maturities and fair values are disclosed in Note 5 - Commodity Derivative Financial Instruments included elsewhere in this report. Based on a sensitivity analysis as of June 30, 2023, we estimate that a hypothetical 10 percent increase in natural gas prices, crude oil prices and the propane portion of NGLs prices, inclusive of basis, over the entire period for which we have commodity derivatives in place, would have resulted in a decrease in the fair value of our net derivative assets of $93 million, whereas a ten percent decrease in prices would have resulted in an increase in fair value of our net derivative assets of $92 million. The potential increase in the fair value of our net derivative liabilities would be recorded in statements of operations as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
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
As of June 30, 2023, we had $565 million in outstanding borrowings under our revolving credit facility with a weighted average interest of 7.0% for the six months ending June 30, 2023. Details of the interest rate terms of our credit facility are disclosed in Note 8 - Long-term Debt included elsewhere in this report. If market interest rates would have increased or decreased one percent, our interest expense for the six months ended June 30, 2023 would have changed by approximately $2.2 million.
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
Disclosure of Limitations
Because the information above included only those exposures that existed at June 30, 2023, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

PDC ENERGY, INC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Additional information regarding our legal proceedings can be found in Note 10 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report.
Merger. Several lawsuits have been filed by purported stockholders of the Company challenging the completeness and accuracy of the disclosures in Chevron’s registration statement on Form S-4 dated June 20, 2023 related to the Merger. The complaints generally allege that the defendants disseminated a false or misleading registration statement regarding the Merger in violation of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a-9 promulgated under the Exchange Act. The plaintiffs seek, among other things, injunctive relief to prevent consummation of the Merger until the alleged disclosure violations are cured, damages in the event the Merger is consummated, and an award of attorney’s fees. Three lawsuits making such allegations have been filed in the United States District Court for the District of Colorado: Roy Slagle v. PDC Energy, Inc., et al, No. 1:23-cv-1716, filed on July 6, 2023; John Hickey v. PDC Energy, Inc. et al, No. 1:23-cv-01710, filed on July 5, 2023; and Brian Jones v. PDC Energy, Inc. et al, No. 1:23-cv-01726, filed on July 7, 2023. One lawsuit making such allegations has been filed in the United States District Court for the District of Delaware: William Johnson v. PDC Energy, Inc. et al, No. 1:23-cv-00724, filed on July 5, 2023; and three lawsuits making such allegations have been filed in the United States District Court for the Southern District of New York: Brian Jones v. PDC Energy, Inc. et al, No. 1:23-cv-05487, filed on June 27, 2023 and voluntarily dismissed on July 7, 2023, Ryan O’Dell v. PDC Energy, Inc. et al, No. 1:23-cv-05848, filed on July 7, 2023, and Shoshana Minzer v. PDC Energy, Inc. et al, No. 1:23-cv-06506, filed on July 27, 2023. One lawsuit making similar allegations under Colorado state law has been filed in District Court, Denver County, Colorado: Dean Drulias v. Barton Brookman et. al., No. 2023CV32054, filed on July 14, 2023. The Company believes that these lawsuits are without merit.

Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination. We conduct periodic reviews and simulated drills to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of June 30, 2023 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties. Accrued environmental liabilities are recorded in other accrued expenses on our condensed consolidated balance sheets.
As of June 30, 2023, we have identified the following proceedings requiring disclosure, none of which are anticipated to have a material effect on our financial condition or results of operations:

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

ITEM 1A. RISK FACTORS
Due to our proposed Merger with Chevron, there have been material changes to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. For a complete discussion of the Company’s risk factors, refer to the risk factors included under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the following risk factors:
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect to PDC. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Employee retention at PDC may be challenging during the pendency of the Merger, as employees may experience uncertainty about their roles. In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.
We are subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.

We and/or our respective directors and officers are subject to lawsuits relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete, or significant delays in completing, the Merger could negatively affect the trading prices of our common stock and our future business and financial results.

Completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from PDC stockholders, (ii) the absence of any order or law prohibiting consummation of the Merger, and (iii) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Merger. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.
If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:
•the requirement that we pay Chevron a termination fee of approximately $225 million under certain circumstances provided in the Merger Agreement;
•negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;
•having to pay certain significant costs relating to the Merger; and
•the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.
The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

Because the exchange ratio in the Merger Agreement is fixed and because the market price of Chevron common stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the Chevron common stock they will receive as consideration in the Merger.
Under the terms of the Merger Agreement, if the Merger is completed, at the effective time of the Merger, our stockholders will receive consideration consisting of 0.4638 of a share of Chevron common stock for each share of our common stock. The exchange ratio of the Merger consideration is fixed, and under the Merger Agreement there will be no adjustment to the Merger consideration for changes in the market price of Chevron common stock or our common stock prior to the completion of the Merger.
If the Merger is completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our stockholders who are entitled to receive the Merger consideration actually receive the Merger consideration. The respective market values of Chevron common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Chevron’s business and the Merger. Such factors are difficult to predict and in many cases may be beyond the control of Chevron and us. The actual value of the Merger consideration received by our stockholders at the completion of the Merger will depend on the market value of Chevron common stock at that time. This market value may differ, possibly materially, from the market value of Chevron common stock at the time the Merger Agreement was entered into or at any other time.
Shares of Chevron common stock received by our stockholders as a result of the Merger will have different rights from shares of our common stock.
Upon completion of the Merger, our stockholders will no longer be stockholders of PDC, and our stockholders who receive the Merger consideration will become Chevron stockholders, and their rights as Chevron stockholders will be governed by the terms of Chevron’s charter and bylaws. There are differences between the current rights of our stockholders and the rights to which such stockholders will be entitled as Chevron stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information about our purchases of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (3) (in millions)
April	562,818	$66.24	474,875	$1,040
May	251,064	56.75	250,000	1,024
June	—	—	—	—
Total second quarter 2023 purchases	813,882	72.50	724,875	1,024
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. MINE SAFETY DISCLOSURES - Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our of directors or executive officers adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K), except that the Rule 10b5-1 trading arrangement of Barton Brookman, President and Chief Executive Officer, expired pursuant to its terms.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 21, 2023, by and among Chevron Corporation, Bronco Merger Sub Inc, and PDC Energy, Inc.	8-K	001-37419	2.1	5/22/2023

22	Securities guaranteed by Guarantors.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Form of 2023 Restricted Stock Unit Agreement (Directors).					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith.

PDC ENERGY, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC Energy, Inc.
(Registrant)

Date: August 1, 2023	/s/ Barton R. Brookman
Barton R. Brookman
President and Chief Executive Officer
(principal executive officer)

/s/ R. Scott Meyers
R. Scott Meyers
Executive Vice President and Chief Financial Officer
(principal financial officer)